Form 10-K
period 2018-12-31
Vertex Energy Inc.
filed 2019-03-06
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes   ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $26,404,997.
State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 40,174,821 shares of common stock issued and outstanding as of March 5, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

•	risks associated with our outstanding preferred stock, including amounts we are required to pay upon redemption thereof and the required redemption provisions associated therewith;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete future acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive, including IMO 2020 (defined below);

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” in this Report.
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
In addition, unless the context otherwise requires and for the purposes of this report only:
“Base Oil” means the lubrication grade oils initially produced from refining crude oil (mineral base oil) or through chemical synthesis (synthetic base oil). In general, only 1% to 2% of a barrel of crude oil is suitable for refining into base oil. The majority of the barrel is used to produce gasoline and other hydrocarbons;
“Cutterstock” means fuel oil used as a blending agent added to other fuels. For example, to lower viscosity;

“Crack” means breaking apart crude oil into its component products, including gases like propane, heating fuel, gasoline, light distillates like jet fuel, intermediate distillates like diesel fuel and heavy distillates like grease;
"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;
"Feedstock” means a product or a combination of products derived from crude oil and destined for further processing in the refining or re-refining industries. It is transformed into one or more components and/or finished products;
“Gasoline Blendstock” means naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes (an organic compound with properties similar to a butane);
“Hydrotreating” means the process of reacting oil fractions with hydrogen in the presence of a catalyst to produce high-value clean products;
“MDO” means marine diesel oil, which is a type of fuel oil and is a blend of gasoil and heavy fuel oil, with less gasoil than intermediate fuel oil used in the maritime field;
“Naphthas” means any of various volatile, highly flammable liquid hydrocarbon mixtures used chiefly as solvents and diluents and as raw materials for conversion to gasoline;
“Pygas” means pyrolysis gasoline, an aromatics-rich gasoline stream produced in sizeable quantities by an ethylene plant. These plants are designed to crack a number of feedstocks, including ethane, propane, naphtha, and gasoil. Pygas can serve as a high-octane blendstock for motor gasoline or as a feedstock for an aromatics extraction unit;
"SEC" or the "Commission" refers to the United States Securities and Exchange Commission;
"Securities Act" refers to the Securities Act of 1933, as amended; and
"VGO" refers to Vacuum Gas Oil (also known as cat feed) - a feedstock for a fluid catalytic cracker typically found in a crude oil refinery and used to make gasoline No. 2 oil and other byproducts.
Where You Can Find Other Information
We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” “SEC Filings” page of our website at www.vertexenergy.com. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Our internet address is www.vertexnergy.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

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
In October, 2013, January 2014 and September 2014, we completed various transactions whereby we acquired 100% of E-Source Holdings, LLC (“E-Source”), a company that leased and operated a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery segment. At December 31, 2018, E-Source is no longer in operations and we no longer undertake dismantling, demolition, decommission and marine salvage services.
In May, 2014, we acquired certain of the assets of Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”) related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana plant which produces vacuum gas oil (VGO) and a Bango, Nevada plant which produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition and have since ceased operations. In connection with the acquisition, we also acquired certain of Omega's prepaid assets and inventory. We acquired the assets in the name of our indirect wholly-owned subsidiary, Vertex

Refining LA, LLC. The assets and operations acquired from Omega fall under our Black Oil segment. Bango Refining operations were sold in January 2016.
In December, 2014, we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC ("Vertex OH"). The assets and operations acquired from Heartland fall under our Black Oil segment.
In August 2015, H&H Oil acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company ("Aaron Oil"). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights. The assets and operations acquired from H&H Oil fall under our Black Oil segment.

Description of Business Activities:
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments (1) Black Oil, (2) Refining and Marketing, and (3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending December 31, 2018, we aggregated approximately 103 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 76 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
Our Black Oil segment collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary TCEP (which is being used to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana, instead of its original purposes, to re-fine used oil into marine cutterstock, as such use is not currently economically accretive) and we also utilize third-party processing facilities. We also operate a facility in Marrero, Louisiana, which facility re-refines used motor oil and also produces VGO and a re-refining complex in Belle Chasse, Louisiana, which we call our Myrtle Grove facility.
Our Refining and Marketing segment aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers.
Our Recovery segment includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as metals.
Black Oil Segment
Our Black Oil segment is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 35 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.

We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 15 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil segment and the Refining and Marketing segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We also have historically used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (we are currently utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions). In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil segment. We have a toll-based processing agreement in place with KMTEX to re-refine feedstock streams, under our direction, into various end products that we specify. KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.
Recovery Segment
The Recovery segment is a generator solutions company for the proper recovery and management of hydrocarbon streams. The Company (through this segment) owns and operates a fleet of thirteen trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap commodities.
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
We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions. As such, we have no current plans to construct any other TCEP facilities at this time.
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
The petroleum by-products industry is driven by the financial and environmental benefits of recycling, as well as by the amount of petroleum by-product generated each year. Used oil is typically used: (a) as an industrial burner oil, where the used oil is dewatered, filtered and demineralized for use in industrial burners; (b) as hydraulic oil; (c) as bitumen based products (for road surfacing and roofing); (d) as an additive in manufactured products; or (e) as a re-refined base oil for use as a lubricant, hydraulic or transformer oil - which is how the Company uses such used oil. The market value of recycled oil is based, in large part, on its end use. In general, the market price for used motor oil that is burned as an industrial fuel is driven by the cost of competing fuels, including natural gas, while the market value of re-refined used motor oil is driven by competing petroleum products. The extent to which the financial benefits of recycling used oil are realized is driven by operating efficiency in aggregating, storing and transporting used oil supply; the extent to which the used oil is re-refined; and the price spread between natural gas and crude oil.

In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed (per the EPA), 200 - 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 - 750 million gallons are burned as an industrial fuel source. We also believe that each year the U.S. generates 425 million used automotive oil filters containing 160,000 tons of iron units and 18 million gallons of oil (per data provided by the Steel Recycling Institute). We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2018 as no additional re-refining capacity is scheduled to come on-line. As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.25 per gallon charge, the approximate market price of intermediate re-refined products ranges from $0.75 to $1.35 per gallon, and the approximate price for lubricating base oil ranges from $1.20 to $1.60 per gallon, representing a U.S. market size of approximately $1.0 - $1.5 billion for recycled oil.
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
Management Team.
We are led by a management team with expertise in petroleum recycling, finance, operations, and re-refinement technology. Each member of our senior management team has more than 20 years of industry experience. We believe the strength of our management team will help our success in the marketplace.
Our Business Strategy
The principal elements of our strategy include:
Pursue Strategic Acquisitions and Partnerships
 We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. Our executive team has a proven ability to evaluate resource potential and identify acquisition targets. The acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the potential future implementation of TCEP (assuming market conditions improve). We also intend to diversify our revenue by acquiring complementary recycling service businesses, refining assets and technologies, and other vertically integrated businesses or assets. We believe we can realize synergies on acquisitions by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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
Customers
The Black Oil segment sells used oil, VGO, base oil and other petroleum feedstocks to numerous customers in the Gulf Coast and Midwest regions of the United States. The primary customers of its products are packagers, distributers, blenders and industrial burners, as described above as well as re-refiners of the feedstock. The Black Oil segment is party to various feedstock sale agreements whereby we sell used oil feedstock to third parties. The agreements provide for us to sell certain minimum gallons of used oil feedstock per month at a price per barrel equal to our direct costs, plus certain commissions, based on the quality and quantity of the used oil we supply.
The Recovery segment does not rely solely on contracts, but mainly on the spot market as well as a strategic network of customers and vendors to support the purchase and sale of its products which are commodities. It also relies on project based work which it bids on from time to time of which there is no guarantee or assurance of repeat business.
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
Pursuant to the Tolling Agreement, KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock. The Tolling Agreement had an expiration date of June 30, 2014 (the “Initial Term”), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the Initial Term (or any extension term), the agreement automatically renewed for a successive one (1) year period and could be automatically extended for up to five (5) more extension terms.
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
On December 14, 2016, and effective January 1, 2017, we entered into a Third Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement. As the Tolling Agreement, as amended, was not terminated by either party within 90 days of December 31, 2018, the term of the Tolling Agreement automatically extended for an additional one (1) year period through December 31, 2019, and such agreement can be extended for us to five (5) additional one (1) year extensions.

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
Swap Agreement and Base Oil Agreement
On January 29, 2016, we (through Vertex Operating) and Safety-Kleen Systems, Inc. (“Safety-Kleen”) entered into a Swap Agreement (the “Swap Agreement”). The Swap Agreement has a term of five years, beginning January 29, 2016, and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between Safety-Kleen's plant in Nevada and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement can be terminated with 30 days prior written notice in the event either party fails to meet the specifications for oil feedstock set forth in the agreement, a party fails to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breaches a term of the agreement.
Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement on January 29, 2016 (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension.
Competition
The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc. (a wholly-owned subsidiary of Clean Harbors, Inc.), Rio Energy, Inc., Heritage-Crystal Clean, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services), and Flex Oil Service, LLC. These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.
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

A new regulation primarily impacting our marine bunker fuel production is known as “IMO 2020”. On January 1, 2020, the International Maritime Organization (the "IMO") will implement a new regulation for a 0.50% global sulphur cap for marine fuels. Under the new global cap, ships that traverse the oceans will be required to use marine fuels with a sulphur content of no more than 0.50%, versus the current limit of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet.

There are several variables around this regulatory change that are not yet clear, including anticipated levels of compliance and enforcement. However, it is expected that the implementation of IMO 2020 will result in a significant increase in near-term demand for a broad range of low sulfur distillates including diesel, marine gas oil, marine diesel oil and VGO among others. There is uncertainty about the global refinery industry’s ability to meet that spike in demand, which could have substantial consequences for the pricing of those products, particularly VGO. The price of VGO typically has a direct impact on the pricing and/or levels of production of base oil. Changes in the marine fuel market as a result of IMO 2020 are also expected to affect the availability of used motor oil, which today is frequently used in the marine market and some of which may be displaced as a result of this new rule.

Our Marrero facility is already producing and selling IMO 2020 compliance bunker fuel.

Inflation and Commodity Price Risk
To date, our business has not been significantly affected by inflation. We purchase petroleum and petroleum by-products for consolidation and delivery, as well as for our own refining operations. By virtue of constant changes in the market value of petroleum products, we are exposed to fluctuations in both revenues and expenses. We are exposed to market risks related to the volatility in the price of crude oil, No. 6 Fuel Oil and refined petroleum products. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis to ensure compliance with our stated risk management policy that has been approved by our board of directors.
We primarily use commodity derivative instruments as economic hedges, which are not designated as hedging instruments, and we use fair value and cash flow hedges from time to time.

Our objectives for holding economic hedges are to (i) manage price volatility in certain feedstock and refined petroleum product inventories and fixed-price purchasing, and (ii) lock in the price of forecasted feedstock, refined petroleum product, and refined petroleum product sales at existing market prices.

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
RISKS RELATING TO OUR OUTSTANDING CREDIT FACILITIES,
DEBT AND RECEIVABLES, AND FINANCIAL STATEMENTS
We will need to raise additional capital to meet the requirements of the terms and conditions of our Credit Agreements and the required redemption provisions of our Series B and B1 Preferred Stock and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.
We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our Credit Agreements, which amounts totaling $19,194,636 as of December 31, 2018, come due on February 1, 2020. Additionally, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $11.3 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $15.9 million in aggregate as of the date of this filing). Finally, we may need to raise additional funds through public or private debt or equity financing, via the sale of assets or through other various means to fund our obligations, or acquire assets and businesses in the future. We anticipate needing to raise additional funding to satisfy the amounts due under our Credit Agreements upon maturity and the redemption provisions of the Series B and B1 Preferred Stock and such funds may not be available when needed or may not be available on favorable terms. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts and/or redeem our preferred stock (pursuant to their terms), complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

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
We have a significant amount of outstanding indebtedness. As of December 31, 2018, we owed approximately $11.3 million in accounts payable and accrued expenses. As of December 31, 2018, we owed $15.3 million under the EBC Credit Agreement and $3.8 million under the Revolving Credit Agreement (each defined and described below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”), and are further required to redeem all outstanding Series B Preferred Stock and Series B1 Preferred Stock (which currently, as of date of filing, has a liquidation and redemption value of $27.2 million) on June 24, 2020.

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

We may need to raise additional funding in the future to repay or refinance the Credit Agreements and our accounts payable, and/or to redeem our preferred stock, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless. Furthermore, the fact that our prior credit agreements have previously been declared in default may negatively affect the perception of the Company and our ability to pay our debts as they become due in the future and could result in the price of our securities declining in value or being valued at lower levels than companies with similar histories of defaults.
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
A decline in expected profitability of the Company or any of our business segments could result in the impairment of assets and other long-lived assets, including goodwill.

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
We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana. We have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015. As the price of oil decreased sharply in fiscal 2016, we determined that it did not make economic sense to run our TCEP, which generates the greatest margins when oil prices are high. When oil prices are low, like they are currently, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. In the event oil prices remain low, moving forward we anticipate not operating TCEP, nor do we anticipate generating any revenues through the use of such technology and processes.
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
We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement currently expires on December 31, 2019, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration term, the agreement automatically renews for up to five additional one (1) year periods. However, either party can terminate the agreement at any time with ninety days prior written notice for any reason and with thirty days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance. As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

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
For example, in the past we experienced difficulty in obtaining feedstock from our suppliers who, because of the sharp downturn in the price of oil (used and otherwise) in 2015 and 2016, saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general could create a decrease in the supply of feedstock, prevent us from maintaining our required levels of output and/or force us to seek out additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations.
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
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, and those operated by third parties on which we rely, including, but not limited to KMTEX, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time it could have a material adverse effect on our results of operations and consequently the price of our securities.
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
Improvements in or new discoveries of alternative energy technologies and/or government mandated use of such technologies and/or government restrictions or quotas on the use of oil and gas, could have a material adverse effect on our financial condition and results of operations.
Because our business depends on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels), government mandated use of such technologies and/or government restrictions or quotas on the use of oil and gas that increase the use of alternative forms of energy and/or reduce the demand or market for oil, used oil and oil and used oil related products could have a material adverse impact on our business, financial condition and results of operations.
In addition to the above, we may be exposed to risks related to laws passed by governments or regulations incentivizing or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas and our drilling services. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our business, and could adversely affect our operations by limiting drilling opportunities.
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
Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 31, 2019, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.
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
Potential competition from our existing executive officers, after they leave their employment with us, and subject to the non-compete terms of their employment agreements, could negatively impact our profitability.
Although our Chief Executive Officer, Benjamin P. Cowart, our Chief Financial Officer and Secretary, Chris Carlson, and our Chief Operating Officer, John Strickland, are prohibited from competing with us while they are employed with us and for twelve months thereafter (subject to the terms of, and exemptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such twelve-month period ends. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.
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
We will be required to continually enhance and update our technology to maintain our efficiency and to avoid obsolescence. Currently TCEP is being used to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana; but we have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions. In the event market conditions increase in the future, we plan to use TCEP to re-refine used oil into marine fuel cutterstock. Additionally, the costs moving forward of enhancing and updating and/or replicating our technology or creating new technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology, replicate our technology, or create new technologies our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of these potential future technical shortcomings, including but not limited to the failure of TCEP, and/or the costs associated with enhancing or replicating TCEP could have a material adverse effect on our prospects, business, financial condition, and results of operations.
Our operations would be negatively affected if we are unable to use our facilities in the future.
If we were not able to use any one or more of our facilities moving forward, our ability to generate revenue and compete in the marketplace would be negatively affected. If we are unable to use our facilities for any reason, we will not be able to effectively generate revenue or compete with additional technologies brought to market by our competitors, the volume of our finished products would decline and our finished products could be worth less, and if our competitors are willing to pay more for feedstock than we are, they could drive up prices, which would cause our revenues to decrease, and cause our cost of sales to increase, respectively. Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.
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
Due to ongoing increased concerns regarding future terrorist attacks and illegal immigration, federal, state and municipal authorities, from time to time, implement various security measures, including checkpoints and travel restrictions on large trucks. Although many companies are adversely affected by slowdowns in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, if the security measures disrupt or impede the timing of our deliveries of feedstock, we may not have sufficient feedstock to run our re-refining processes at full capacity, or may incur increased expenses to do so. These measures may significantly increase our costs and reduce our operating margins and income.

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

The Company’s information technology systems could suffer interruptions, failures or breaches and our business operations could be disrupted adversely effecting results of operations and the Company’s reputation.

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the operation of the business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks.

The Company has been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, the Company has seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to the Company's reputation. However, the ever-evolving threats mean the Company and its third-party service providers and vendors must continually evaluate and adapt respective systems and processes and overall security environment, as well as those of any companies acquired. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to the Company's business, compliance with those requirements could also result in additional costs.

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
We use derivative instruments to hedge the impact of fluctuations in oil prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.
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
We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may, and has in the past, revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to use our net operating loss carry-forwards may be subject to limitation.
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2018, the net operating loss carry-forwards reflect a reduction of approximately $32.5 million resulting from a 382 study which was completed during 2016. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the periods ended December 31, 2018 and 2017. In the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.
Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

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
We may also assume liabilities and environmental liabilities as part of acquisitions. Although we will endeavor to accurately estimate and limit liabilities and environmental liabilities presented by the businesses or facilities to be acquired, some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we then estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. We may have no recourse, or only limited recourse, to the former owners of such properties in the event such liabilities are present. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.
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
Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBMs, and may impose fines and penalties for failure to comply with these requirements. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building or plant. In addition, the presence of ACBM in our properties or plants may expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos).
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
In addition, mandatory fuel standards have been adopted in many jurisdictions which can be costly to implement and maintain compliance. For example, the International Maritime Organization has set January 1, 2020 as the implementation date for ships to comply with new low sulfur fuel oil requirements (“IMO 2020”). Shipping companies may comply with this requirement by either using fuel with low sulfur content, which is more expensive than standard marine fuel, or by upgrading vessels to provide cleaner exhaust emissions, such as by installing “scrubbers” or retrofitting vessels to be powered by liquefied natural gas (“LNG”). The cost of compliance with these regulatory changes may be significant for shipping companies and it is uncertain how the availability and price of fuel globally will be affected by the implementation of the IMO 2020 regulations as refineries adjust their capacity to increase production of compliant fuels. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure feedstocks, reduce our margins, increase our operational expenses, increase fuel prices, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products or we are unable to adequately source compliant fuels, our business and result of operations would be adversely affected. Furthermore, IMO 2020 and/or other regulations may decrease demand for our products or force us to change the mix of products we offer.
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

The U.S. government, including the EPA, as well as several state and international governments, have either considered or adopted legislation or regulations in an effort to reduce greenhouse gas (GHG) emissions. These proposed or promulgated laws apply or could apply in states where we have interests or may have interests in the future. In addition, various groups suggest that additional laws may be needed in an effort to address climate change. We cannot predict the extent to which any such legislation or regulation will be enacted and, if so, what its provisions would be. To the extent we incur additional costs required to comply with the adoption of new laws and regulations that are not ultimately reflected in the prices of our products and services, our business, financial condition, results of operations and cash flows in future periods could be materially adversely affected. In addition, demand for the products we produce could be adversely affected.

Risks Related to Our Recovery Segment
Recovery segment customers may cancel or delay projects.
Recovery segment customers may cancel or delay projects for reasons beyond our control. If projects are delayed, the timing of our revenues could be affected. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.
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
We previously registered the shares of common stock issuable upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and upon exercise of the warrants sold in connection therewith under the Securities Act, for resale. The agreements pursuant to which we sold such securities, provide for liquidated damages upon the occurrence of certain events. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an investor for the units (i.e., Series B Preferred Stock and warrants and/or Series B1 Preferred Stock and warrants) affected by the event that are still held by the investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per year (per transaction). If we fail to pay any liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 12% per annum until paid in full. In the event the registration statement, which has previously been declared effective within the timeframe required by the purchase agreement, is subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the purchase agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.
RISKS RELATED TO OUR SECURITIES
General Risks
Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, including the appointment of Directors and may have interests that differ from other shareholders. Mr. Cowart, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 18.1% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 14.7% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.

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

As of the date of this filing, we have (i) 3,460,750 outstanding stock options at a weighted average exercise price of $2.05 per share; (ii) 7,353,056 outstanding warrants to purchase 7,353,056 shares of common stock at a weighted average exercise price of $2.45 per share; (iii) 419,859 shares of common stock issuable upon the conversion of our 419,859 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 3,658,905 shares of common stock issuable upon conversion of our 3,658,905 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (v) 10,208,469 shares of common stock issuable upon conversion of our 10,208,469 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Risks Relating to our Preferred Stock

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock, which give the holders thereof a liquidation preference and the ability to convert such shares into our common stock.

We have 50 million shares of preferred stock authorized, which includes 5 million shares of designated Series A Preferred Stock of which approximately 0.5 million shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which 3.6 million shares are issued and outstanding, and 17 million designated shares of Series B1 Preferred Stock, of which 10.2 million shares are issued. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and Series B1 Preferred stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $27.2 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $11.3 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $15.9 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

The issuance of common stock upon conversion of the Series B Preferred Stock and Series B1 Preferred Stock will cause immediate and substantial dilution to existing shareholders.
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
The issuance of common stock upon conversion of the Series B Preferred Stock, and Series B1 Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock and Series B1 Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock and Series B1 Preferred Stock. Although the Series B Preferred Stock, and Series B1 Preferred Stock may not be converted by the holders thereof if such conversion would cause such holder to own more than 9.999% of our outstanding common stock (4.999% in the case of certain holders), these restrictions do not prevent such holders from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 9.999%/4.999% limit. In this way, the holders of the Series B Preferred Stock and Series B1 Preferred Stock could sell more than these limits while never actually holding more shares than the limits allow. If the holders of the Series B Preferred Stock or Series B1 Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.

Our outstanding Series B Preferred Stock and Series B1 Preferred Stock accrue a cash dividend.
Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $11.3 million in aggregate as of the date of this report). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay the dividend in cash or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $15.9 million in aggregate), provided that such dividend was to increase to 9% if certain Consolidated Adjusted EBITDA targets were not met during various periods between 2017-2018. The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the VWAP of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

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
The issuance and sale of common stock upon conversion of the Series B Preferred Stock and Series B1 Preferred Stock may depress the market price of our common stock; and the redemption of the Series B Preferred Stock and Series B1 Preferred Stock, if not converted into common stock prior to the required redemption date, will require significant additional funds.
If conversions of the Series B Preferred Stock and Series B1 Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the Series B Preferred Stock and Series B1 Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series B Preferred Stock and Series B1 Preferred Stock holders, then the value of our common stock will likely decrease.

In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $11.3 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $15.9 million in aggregate as of the date of this filing), which funds we may not have, or which may not be available on favorable terms, if at all.

Risks Relating to Our Listing on the Nasdaq Capital Market
Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.
Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share (our 52 week low as of the date of this filing was $0.85 and our common stock has traded below $1.00 per share during various periods over the past year). If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.
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
We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. Additionally, due to the fact that our common stock is listed on the Nasdaq Capital Market, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that Nasdaq may require approval for such transactions and/or Nasdaq rules may require us to obtain shareholder approval for such transactions.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Properties and Facilities
The Company owns three oil collection facilities operated by H&H Oil, which are located in Houston, Austin, and Corpus Christi, Texas. The three owned locations range from 2 acres to 5 acres in area and have offices, storage tank facilities, small warehouse facilities for operations and yard areas for the parking of trucks. These facilities are related to the operations of the Black Oil segment.
In addition, the Company leases four smaller facilities, one located in San Antonio, Texas, one in Mission, Texas, one in Pittsburg, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease. The Mission, Texas lease has a term expiring on November 1, 2019, and a rental cost of $650 per month. The Pittsburg lease is for three years, expiring May 1, 2020, at a monthly cost of $4,776. The Dallas lease expired in August 31, 2015, but we continue to lease this facility on month to month basis for a rental cost of $3,000 per month. These facilities are related to the operations of the Black Oil segment.
The Company leases a 19 acre tank terminal facility in Baytown, Texas, where it aggregates the majority of the used motor oil for its TCEP technology. The TCEP technology is located on-site at this facility, which also has facilities for the loading and unloading of trucks and barges located near the Houston Ship Channel. The lease relating to this facility expires on November 30, 2032. The monthly rent relating to this facility is approximately $25,000 per month through November 2027, and $30,000 per month during the remaining term of the lease. The lease contains a provision providing the landlord the right to buy out our rights under the lease for the fair market value of such rights (as provided in the lease agreement) upon the occurrence of any change of control of the Company, including the sale of substantially all of our assets; or our merger with another entity which results in our shareholders holding less than 50% of the voting stock of the post-merger entity. Additionally, we have a right of first refusal to buy the landlord’s interest in the property leased in the event the landlord receives a bona fide offer to sell the premises and notifies us of its intent to accept such offer. This facility is related to the operations of the Black Oil segment.
We also lease approximately 5,893 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is $9,723 per month from July 1, 2012 to June 30, 2013; $10,067 per month from July 1, 2013 to June 30, 2015; $10,411 from July 1, 2015 to June 30, 2017; and $10,709 from July 1, 2017 to June 30, 2021. This property relates to general administrative functions of the Company and is proportionally allocated to each of our three segments.
The Company leases three smaller facilities, one located in Zanesville, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office. The Zanesville facility is leased under a twelve month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month. The Mount Sterling, Kentucky lease had a term expiring on March 22, 2018, but we continue to lease this facility on a month-to-month basis, pursuant to the terms of the lease, and a rental cost of $1,750 per month. The Ravenswood, West Virginia lease had a term expiring October 1, 2016, but we continue to lease this facility on a month to month basis for a rental cost of $1,739 per month.
The Company owns five other facilities, which are located in Ohio. Two facilities are located in Columbus, of which one is the location of our refinery and the other is for the storage of feedstocks and finished products. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used for bulk used oil storage and as a transfer facility. The fifth facility is located in Norwalk and is used for bulk storage of used oil and as a transfer facility. All properties relate to the operations of the Black Oil segment.

Marrero Facility:
We lease a used motor oil refinery located in Marrero, Louisiana. The facility was constructed in 1992 by Chevron Texaco, can currently process more than 180,000 gallons per day and has a total storage capacity of nearly 17 million gallons. The facility is accessible by truck, rail, and barge. The lease has a term expiring in April 2023, with a monthly rental cost of $283,000. The lease also provides us the right to extend the lease for up to four additional five year extension terms through April 2043. This facility is related to the operations of the Black Oil segment.
Myrtle Grove:
We lease 45 acres of land on the Gulf Coast in Myrtle Grove, Louisiana. The site, which is currently being developed, is located approximately 26 miles from the Marrero facility (described above). Existing infrastructure includes offices and maintenance buildings, a lab, a control room, and a process area with existing piling and concrete, loading and unloading areas and fire protection for the process area. We also own and/or lease additional refining equipment located on site. The lease has a term expiring in May 2022, and a rental cost of $54,000 per month. The lease also has 10 additional five year term renewal options through 2072, with the rental cost of each extension term increasing by 8% of the preceding term. This facility is related to the operations of the Black Oil segment.
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
Our common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VTNR”.
HOLDERS
As of March 5, 2019, there were approximately (a) 270 holders of record of our common stock, not including holders who hold their shares in street name, and 40,174,821 shares of common stock issued and outstanding; (b) 74 holders of record of our 419,859 outstanding shares of Series A Preferred Stock; (c) 11 holders of record of our 3,658,905 outstanding shares of Series B Preferred Stock; and (d) 14 holders of record of our 10,208,469 outstanding shares of Series B1 Preferred Stock.
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
The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
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

Series B1 Preferred Stock

The Series B1 Preferred Stock is subject to the terms and conditions and has the rights and preferences set forth in the Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock (the “Series B1 Designation”), which was filed with the Secretary of State of Nevada on May 12, 2016. The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share), provided that such dividend increased to 9% if the Consolidated Adjusted EBITDA (defined below) targets described below were not met during the periods indicated below during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018. “Consolidated Adjusted EBITDA” means the Company’s operating income, plus (i) share-based compensation expense, (ii) depreciation and amortization, (iii) goodwill impairment charges, (iv) acquisition related expenses, (v) nonrecurring restructuring charges, and (vi) other non-cash expenses or one-time items, all as calculated in accordance with United States generally accepted accounting principles, as consistently applied by the Company.

The Consolidated Adjusted EBITDA targets are as follows:

Measurement Period	Consolidated Adjusted EBITDA
For the six months ending December 31, 2016	Negative $1,000,000
For the three months ending March 31, 2017	$1,000,000
For the six months ending June 30, 2017	$3,500,000
For the nine months ending September 30, 2017	$5,500,000
For the twelve months ending December 31, 2017	$7,500,000

The Consolidated Adjusted EBITDA targets for the three months ended March 31, 2017, six months ended June 30, 2017, nine months ended September 30, 2017 and twelve months ending December 31, 2017 were not met and as a result the Series B1 Preferred Stock accrued a 9% dividend from June 30, 2017 through June 30, 2018.

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, subject to the terms of the Company’s senior loan documents. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in additional shares of Series B1 Preferred Stock shares based on a value of $1.56 per share.

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
Recent Sales of Unregistered Securities
The below includes information on recent sales of unregistered securities during the three months ended December 31, 2018 and from the period from January 1, 2019 to the filing date of this report, and does not include information which has previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:
For the period from October 1, 2018 to December 31, 2018, a total of approximately $167,642 of dividends accrued on our outstanding Series B Preferred Stock and $235,360 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 54,078 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2019 and the issuance of 150,872 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2019. A total of 575 shares of such Series B1 Preferred Stock were issued to Benjamin P. Cowart, our Chief Executive Officer, and a total of 567 shares of such Series B1 Preferred Stock were issued to Chris Carlson, our Chief Financial Officer and Secretary. If converted in full, the 54,078 shares of Series B Preferred Stock would convert into 54,078 shares of common stock and the 150,872 shares of Series B1 Preferred Stock would convert into 150,872 shares of common stock.

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

In October 2018, a holder of our Series B1 Convertible Preferred Stock converted 1,000,000 shares of our Series B1 Convertible Preferred Stock into 1,000,000 shares of our common stock.

In December 2018, a holder of our Series B1 Convertible Preferred Stock converted 17,301 shares of our Series B1 Convertible Preferred Stock into 17,301 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In November, 2018, the Company issued 150,000 shares of common stock pursuant to the earn-out provisions of the Asset Purchase Agreement dated May 1, 2017, by and between Vertex Recovery and Nickco Recycling, Inc. Pursuant to the terms of the agreement, in the event the business operations acquired by the Company pursuant to the agreement did not suffer a major violation of an environmental law during the earn-out period (i.e., the 12 months following the date of the acquisition), the Company was required to issue the seller 150,000 shares of common stock.

We claim an exemption from registration provided by Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act for the above issuance. The recipient of the shares represented that it was an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The shares were offered without any general solicitation by the Company or its representatives. The shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As of the date of this filing, there were 419,859 outstanding shares of Series A Preferred Stock, which if converted in full, could be converted into 419,859 shares of common stock; 3,658,905 outstanding shares of Series B Preferred Stock, which if converted in full, could be converted into 3,658,905 shares of common stock; and 10,208,469 outstanding shares of Series B1 Preferred Stock, which if converted in full, could be converted into 10,208,469 shares of common stock.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues	$180,720,661	$145,499,092	$98,078,914	$146,942,461	$258,904,867
Income (loss) from operations	$488,348	$(7,056,263)	$(10,112,514)	$(14,093,041)	$(10,494,621)
Basic net income (loss) per share	$(0.23)	$(0.36)	$(0.51)	$(0.86)	$(0.23)
Diluted net income (loss) per share	$(0.23)	$(0.36)	$(0.51)	$(0.86)	$(0.23)
Weighted average number of basic common shares outstanding	35,411,264	32,653,402	30,520,820	28,181,096	23,807,780
Weighted average number of diluted common shares outstanding	35,411,264	32,653,402	30,520,820	28,181,096	23,807,780

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,349,831	$1,105,787	$1,701,435	$765,364	$6,017,076
Working capital (deficit)	$6,547,301	$3,523,548	$(1,268,192)	$(10,498,637)	$(29,327,453)
Total assets	$84,160,408	$84,305,474	$86,985,968	$93,644,816	$133,822,231
Long-term obligations	$16,175,790	$16,013,267	$6,214,103	$7,088,263	$12,125,574
Total liabilities	$33,171,401	$32,961,171	$28,667,747	$40,753,674	$75,202,259
Total temporary equity	$22,179,963	$22,959,945	$19,604,255	$11,955,207	$—
Total equity	$28,809,044	$28,384,358	$38,713,966	$40,935,935	$58,619,972
The key operational issue contributing to the differences between 2018 and 2017 was the steady rise of commodity prices. This resulted in higher 2018 revenues and cost of goods sold without a corresponding increase in our fixed costs. Other operating differences between 2018 and 2017, were due to the acquisitions completed during 2017 and the first quarter of 2018.

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

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating segments as follows:
BLACK OIL - Revenues for our Black Oil segment are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products.  The Houston, Texas TCEP facility finished product is then sold by barge as a fuel oil cutterstock (provided that TCEP has not been used for this purpose since the third quarter of 2015 due to economic reasons and is currently being used to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana). Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process, as well as to the marine fuels market.
. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
REFINING AND MARKETING - The Refining and Marketing segment generates revenues relating to the sales of finished products. The Refining and Marketing segment gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.
RECOVERY - The Recovery segment is a generator solutions company for the proper recovery and management of hydrocarbon streams. We own and operate a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.
Our revenues are affected by changes in various commodity prices including crude oil, natural gas, #6 oil and metals.
Cost of Revenues
BLACK OIL - Cost of revenues for our Black Oil segment are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include processing costs, transportation costs, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, and surveying and storage costs.
REFINING AND MARKETING - The Refining and Marketing segment incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock, pygas and fuel oil cutter by a third party. Cost of revenues also includes broker’s fees, inspection and transportation costs.
RECOVERY - The Recovery segment incurs cost of revenues relating to the purchase of hydrocarbon products, purchasing and receiving costs, and inspection. Cost of revenues also includes broker’s fees, inspection and transportation costs.
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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the fixed assets and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), E-Source Holdings, LLC (“E-Source”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco, Ygriega and SES acquisitions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017
Set forth below are our results of operations for the three months ended December 31, 2018, as compared to the same period in 2017.

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Revenues	$41,801,748	$41,345,248	$456,500	1%

Cost of revenues	36,879,263	33,362,445	3,516,818	11%

Gross profit	4,922,485	7,982,803	(3,060,318)	(38)%

Selling, general and administrative expenses	5,258,572	5,405,047	(146,475)	(3)%

Depreciation and amortization	1,756,996	1,700,413	56,583	3%

Total operating expenses	7,015,568	7,105,460	(89,892)	(1)%

Income (loss) from operations	(2,093,083)	877,343	(2,970,426)	(339)%

Gain (loss) on sale of assets	(5,970)	14,251	(20,221)	(142)%
Gain (loss) on change in derivative warrant liability	2,888,687	(556,318)	3,445,005	619%
Interest Expense	(833,084)	(794,668)	(38,416)	(5)%
Total other expense	2,049,633	(1,336,735)	3,386,368	253%

Loss before income tax	(43,450)	(459,392)	415,942	91%

Income tax benefit	—	274,423	(274,423)	—%

Net income attributable to non-controlling interest	157,883	200,418	(42,535)	(21)%

Net income (loss) attributable to Vertex Energy, Inc.	$(201,333)	$(385,387)	$184,054	48%

Each of our segments' gross profit (loss) during the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Black Oil
Revenues	$32,730,540	$30,441,750	$2,288,790	8%
Cost of Revenues	27,280,433	24,323,240	2,957,193	12%
Gross profit	$5,450,107	$6,118,510	$(668,403)	(11)%

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Refining And Marketing
Revenues	$5,553,741	$4,660,406	$893,335	19%
Cost of Revenues	5,972,018	4,222,872	1,749,146	41%
Gross profit (deficit)	$(418,277)	$437,534	$(855,811)	(196)%

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Recovery
Revenues	$3,517,467	$6,243,092	$(2,725,625)	(44)%
Cost of Revenues	3,626,812	4,816,333	(1,189,521)	(25)%
Gross profit (deficit)	$(109,345)	$1,426,759	$(1,536,104)	(108)%
Revenues increased 1% for the fourth quarter of 2018, compared to the same period in 2017, due primarily to higher commodity prices. Total volume decreased 24% and gross profit decreased 38% for the three months ended December 31, 2018 compared to same period in 2017. Additionally, our per barrel margin decreased 19% relative to the three months ended December 31, 2017.  The majority of this decrease was the result of the sharp drop in commodity prices during the fourth quarter of 2018 which resulted in compressed spreads during this period. Notwithstanding the above, and the increase in cost of revenues for the fourth quarter of 2018, which were a result of rising commodity prices during the first nine months of 2018, versus the fourth quarter of 2017, we believe that due to the combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter. This process takes time to implement and we anticipate seeing improvements to our margins during this first quarter of 2019 related to these changes.
Our Black Oil segment’s volume decreased approximately 8% during the three months ended December 31, 2018 compared to the same period in 2017. This decrease was mainly due to a turnaround at our Heartland facilities during the three months ended December 31, 2018. Overall volume for the Refining and Marketing segment increased 26% during the three month period ended December 31, 2018 as compared to the same period in 2017. This segment experienced an increase in production of 49% for its cutterstock for the three months ended December 31, 2018, compared to the same period in 2017. Our gasoline blendstock volumes were down 20% for the three months ended December 31, 2018, compared to the same period in 2017. Our pygas volumes increased 25% for the three months ended December 31, 2018 as compared to the same period in 2017.
During the three months ended December 31, 2018, our Refining and Marketing cost of revenues were $5,972,018 of which the processing costs for our Refining and Marketing business located at KMTEX were $650,481. Revenues for the same period were $5,553,741 while gross deficit from operations was $(418,277). During the three months ended December 31, 2017, our Refining and Marketing cost of revenues were $4,222,872, which included the processing costs at KMTEX of $502,142. Revenues for the same period were $4,660,406, while gross profit from operations was $437,534. Whenever there is a sharp drop in commodity prices, as we saw during the fourth quarter of 2018, the inventory we have on hand is exposed to these market changes and our gross profit is typically negatively impacted in the short term, while prices are adjusted and the higher priced inventory is liquidated.

In addition, commodity prices increased approximately 16% for the three months ended December 31, 2018, compared to the same period in 2017. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December 31, 2018 increased $8.67 per barrel from a three month average of $52.92 per barrel during the three months ended December 31, 2017 to $61.59 per barrel during the three months ended December 31, 2018.
Overall gross profit decreased 38% and our margin per barrel decreased approximately 19% for the three months ended December 31, 2018, compared to the same period in 2017.  This decrease was a result of the overall sharp decrease in oil and gas prices from the beginning of the 4th quarter of 2018 through the end of the same period. In our street collections and third party purchasing we were focused on lowering the prices paid to generators and suppliers for used motor oil during 2018. Additionally, our street collections operations had to quickly shift its services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the period compared to this being a cost and us paying for these services to be completed in prior periods.
We had selling, general and administrative expenses of $5,258,572 for the three months ended December 31, 2018, compared to $5,405,047 from the prior year's period, a decrease of $146,475 or 3% from the prior period, due to recovery of bad debts previously reserved in our allowance for doubtful accounts.
We had a loss before income taxes of $43,450 for the three months ended December 31, 2018 compared to a loss before income taxes of $459,392 for the three months ended December 31, 2017. The decrease in loss was mainly due to the gain on change in derivative warrant liability offset by the loss from operations as discussed above.
We had a net loss available to common stockholders of $1,385,277 for the three months ended December 31, 2018, compared to a net loss available to common stockholders of $1,252,057 for the three months ended December 31, 2017. The increase in loss was mainly due to accretion and dividends due to conversions of our Series B1 Preferred Stock.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2017

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenues	$180,720,661	$145,499,092	$35,221,569	24%

Cost of revenues	151,314,039	124,226,489	27,087,550	22%

Gross profit	29,406,622	21,272,603	8,134,019	38%

Selling, general and administrative expenses	21,927,264	21,685,542	241,722	1%

Depreciation and amortization	6,991,010	6,643,324	347,686	5%

Total operating expenses	28,918,274	28,328,866	589,408	2%

Income (loss) from operations	488,348	(7,056,263)	7,544,611	107%

Other income (expense)
Other income	659	5,748	(5,089)	(89)%
Gain on sale of assets	45,553	445	45,108	10,137%
Gain on change in value of derivative warrant liability	763,716	2,120,584	(1,356,868)	(64)%
Interest expense	(3,281,855)	(3,483,062)	201,207	6%
Total other income (expense)	(2,471,927)	(1,356,285)	(1,115,642)	(82)%

Loss before income tax	(1,983,579)	(8,412,548)	6,428,969	76%

Income tax benefit	—	274,423	(274,423)	(100)%

Net loss	(1,983,579)	(8,138,125)	6,154,546	76%

Net income attributable to non-controlling interest	234,188	295,108	(60,920)	(21)%

Net loss attributable to Vertex Energy, Inc.	$(2,217,767)	$(8,433,233)	$6,215,466	74%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2018	2017	$ Change	% Change
Black Oil
Revenues	$143,836,981	$107,988,551	$35,848,430	33%
Cost of revenues	116,524,465	91,177,121	25,347,344	28%
Gross profit	$27,312,516	$16,811,430	$10,501,086	62%

Refining And Marketing
Revenues	$22,935,482	$20,097,325	$2,838,157	14%
Cost of revenues	22,290,277	18,425,195	3,865,082	21%
Gross profit	$645,205	$1,672,130	$(1,026,925)	(61)%

Recovery
Revenues	$13,948,198	$17,413,216	$(3,465,018)	(20)%
Cost of revenues	12,499,297	14,624,173	(2,124,876)	(15)%
Gross profit	$1,448,901	$2,789,043	$(1,340,142)	(48)%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices. Increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Total revenues increased 24% for the year ended December 31, 2018, compared to the year ended December 31, 2017, due primarily to increased volumes at our Marrero and Heartland facilities in addition to increases in finished product prices during the first three quarters of the year. Additionally, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2018 increased $14.16 per barrel from a 2017 average of $47.05 per barrel to an average of $61.21 per barrel during 2018. On average, prices we received for our products increased 30% for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Volume for our Black Oil segment increased 1% during fiscal 2018 compared to 2017. This volume increase is attributable to the increased amount of product which was processed through our facilities in Columbus, Ohio and Marrero, Louisiana during the period ended December 31, 2018, as compared to the same period in 2017. Our per barrel margin in the Black Oil segment increased approximately 61% for the year ended December 31, 2018 from the same period in 2017. The increase in margins was due to the changes made in our street collections and third party purchasing in connection with our focus on lowering the prices paid to generators and suppliers for used motor oil during 2018. As volumes and production increase in our Black Oil segment it often takes a few quarters to recognize increased additional per barrel margin. This is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to realize and benefit from economies of scale. In addition we have seen improvement in our finished product quality as well as pricing in 2018 versus 2017.
Our Black Oil segment, which includes our TCEP facility, the Marrero facility and the Heartland facility, generated revenues of $143,836,981 for the year ended December 31, 2018, with cost of revenues of $116,524,465, producing a gross profit of $27,312,516. During the year ended December 31, 2017, these revenues were $107,988,551 with cost of revenues of $91,177,121, producing a gross profit of $16,811,430. Gross profit increased for the year ended December 31, 2018, compared to 2017, as a result of increased finished product values through our various facilities and diligent management of our street collections and pricing.
Total volume company-wide was flat during fiscal 2018 compared to 2017, and our per barrel margin increased approximately 39% for fiscal 2018, compared to 2017. This increase was a result of lower prices we paid for feedstock and improved efficiencies at our facilities in Columbus, Ohio and Marrero, Louisiana as well as the overall impact from the improvement in commodity markets during 2018.
Our Refining and Marketing segment experienced an increase in production of 24% for its fuel oil cutterstock product for the year ended December 31, 2018, compared to the same period in 2017, and our fuel oil cutterstock commodity prices increased approximately 30% over the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2018 increased

$19.05 per barrel from $63.42 per barrel for the year ended December 31, 2017 to $82.47 per barrel for the year ended December 31, 2018.
Our pygas production decreased 25% for the year ended December 31, 2018, compared to the same period in 2017 and commodity prices increased approximately 17% for our pygas finished product for 2018, compared to the same period in 2017.
Our gasoline blendstock volumes decreased 5% for the year ended December 31, 2018 as compared to 2017.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2018 increased $0.27 per gallon from $1.62 per gallon for 2017 to $1.89 per gallon during 2018. The overall increase in revenues associated with our Refining and Marketing segment was due to increases in certain volumes as well as commodity prices for the year ended December 31, 2018.
Overall volume for the Refining and Marketing segment decreased 9% during the year ended December 31, 2018, compared to the year ended December 31, 2017. Margins per barrel decreased in the Refining and Marketing segment as a result of market conditions during 2018. Whenever there is a sharp drop in commodity prices, as we saw during the fourth quarter of 2018, the inventory we have on hand is exposed to these market changes and our gross profit is typically negatively impacted in the short term, while prices are adjusted and the higher priced inventory is liquidated.
During the year ended December 31, 2018, our Refining and Marketing cost of revenues were $22,290,277, of which the processing costs for our Refining and Marketing business located at KMTEX were $2,331,719. Revenues for the same period were $22,935,482 while gross profit from operations was $645,205. During the year ended December 31, 2017, our Refining and Marketing cost of revenues were $18,425,195, which included the processing costs at KMTEX of $1,992,433. Revenues for the same period were $20,097,325 while gross profit was $1,672,130.
Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acts as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  Revenues for this segment decreased during 2018 as compared to the same period in 2017. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get started; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods.
Prevailing prices of certain commodity products can significantly impact our revenues and cash flows. As noted above the revenue variances from fiscal 2017 to 2018 were largely impacted due to the changes in commodity pricing between the two periods as detailed below.
The following table sets forth the high and low spot prices during 2018 for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.32	October 1	$1.50	December 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.20	October 3	$1.26	December 27
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$73.42	October 9	$47.27	December 27
NYMEX Crude Oil (dollars per barrel)	$76.41	October 1	$44.61	December 27
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2017 for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.89	December 29	$1.22	June 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.06	August 31	$1.41	June 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$57.37	November 6	$39.42	June 21
NYMEX Crude Oil (dollars per barrel)	$60.42	December 29	$42.53	June 21
Reported in Platt's US Marketscan (Gulf Coast)
We saw on average a fairly stable market in each of the benchmark commodities we track during 2018 and 2017. During 2017 and the first half of 2018, the commodity markets experienced a steady increase due to overall global economic conditions mostly related to supply and demand for the products we track, however, during the last 3 months of 2018, where each of the commodities hit their respective lows for the year, we saw a pretty sharp decline.
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
Gross profit increased 38% to $29,406,622 for the year ended December 31, 2018 from $21,272,603 for the year ended December 31, 2017, primarily due to improvements in finished product values during 2018, as well as continued changes in our business, specifically around our street collections of used motor oil where we continue to grow our collections of used motor oil and filters, and improvement in commodity prices during 2018.
We had selling, general and administrative expenses of $21,927,264 for the year ended December 31, 2018, compared to $21,685,542 for the prior year’s period, an increase of $241,722 or 1% from the prior period, due to an increase in additional selling, general and administrative expenses incurred in connection with new acquisitions and expansion of business.
We had total other expense of $2,471,927 for the year ended December 31, 2018, compared to total other expense of $1,356,285 for the year ended December 31, 2017. The main reason for the change in other expense during 2018 was the $763,716 and $2,120,584 of gain on change in value of derivative liability for the years ended December 31, 2018 and 2017, respectively, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 14. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data".
We had a loss before income taxes of $1,983,579 for the year ended December 31, 2018 compared to a loss before income taxes of $8,412,548 for the year ended December 31, 2017, a 76% decrease.  The decrease in net loss before taxes was primarily due to higher commodity prices as well as increased direct collection volumes of product into our facilities during the year.
We had no income tax benefit during the 12 month period ended December 31, 2018, compared to an income tax benefit of $274,423 during the 12 month period ended December 31, 2017.
We had a net loss attributable to Vertex Energy, Inc. of $2,217,767 for the year ended December 31, 2018 compared to a net loss of $8,433,233 for the year ended December 31, 2017, a decrease in net loss of $6,215,466 or 74% from the prior period for the reasons described above.
We had a net loss available to common stockholders of $8,037,304 for the year ended December 31, 2018, compared to a net loss available to common stockholders of $11,824,602 for the year ended December 31, 2017. The decrease in loss was primarily due to higher commodity prices as well as increased direct collection volumes of product into our facilities during the current year.
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2018 and 2017, respectively.

	Statements of Operations by Quarter
	Fiscal 2018				Fiscal 2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$41,801,748	$50,632,948	$46,917,770	$41,368,195	$41,345,248	$32,470,451	$36,912,779	$34,770,614
Cost of revenues	36,879,263	42,593,367	36,796,258	35,045,151	33,362,445	28,696,461	31,466,029	30,701,554
Gross profit	4,922,485	8,039,581	10,121,512	6,323,044	7,982,803	3,773,990	5,446,750	4,069,060
Selling, general and administrative expenses	5,258,572	5,658,659	5,364,591	5,645,442	5,405,047	5,690,761	5,359,897	5,229,837
Depreciation and amortization	1,756,996	1,806,839	1,733,076	1,694,099	1,700,413	1,697,821	1,645,030	1,600,060
Total operating expenses	7,015,568	7,465,498	7,097,667	7,339,541	7,105,460	7,388,582	7,004,927	6,829,897
Income (loss) from operations	(2,093,083)	574,083	3,023,845	(1,016,497)	877,343	(3,614,592)	(1,558,177)	(2,760,837)

Other income (expense)
Interest income	—	—	659	—	—	1,519	2,277	1,952
Gain(loss) Asset Sales	(5,970)	—	8,843	42,680	14,251	25,693	(26,399)	(13,100)
Gain on change in value of derivative liability	2,888,687	(2,169,133)	475,913	(431,751)	(556,318)	1,371,461	384,769	920,672
Interest expense	(833,084)	(798,800)	(847,456)	(802,515)	(794,668)	(733,459)	(618,448)	(1,336,487)
Total other income (expense)	2,049,633	(2,967,933)	(362,041)	(1,191,586)	(1,336,735)	665,214	(257,801)	(426,963)

Income (loss) before income taxes	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(459,392)	(2,949,378)	(1,815,978)	(3,187,800)
Income tax benefit	—	—	—	—	274,423	—	—	—
Net income (loss)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(184,969)	(2,949,378)	(1,815,978)	(3,187,800)

Net income (loss)attributable to non-controlling interest	157,883	(105,970)	131,736	50,539	200,418	34,554	51,528	8,607

Net income (loss)attributable to Vertex Energy, Inc.	$(201,333)	$(2,287,880)	$2,530,068	$(2,258,622)	$(385,387)	$(2,983,932)	$(1,867,506)	$(3,196,407)
Number of weighted average common shares outstanding
Basic	40,062,779	35,144,113	33,300,456	33,063,732	32,657,680	32,655,135	32,350,218	32,953,812
Diluted	40,062,779	35,144,113	37,013,651	33,063,732	32,657,680	32,655,135	32,350,218	32,953,812

	Statements of Operations by Quarters
	Fiscal 2018				Fiscal 2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$32,730,540	$40,400,064	$38,469,131	$32,237,246	$30,441,750	$25,358,317	$27,384,402	$24,804,083
Cost of revenues	27,280,433	32,550,126	29,723,927	26,969,978	24,323,240	22,016,825	22,967,478	21,869,577
Gross profit (loss)	$5,450,107	$7,849,938	$8,745,204	$5,267,268	$6,118,510	$3,341,492	$4,416,924	$2,934,506
Refining & Marketing
Revenues	$5,553,741	$7,313,630	$4,392,870	$5,675,241	$4,660,406	$4,856,520	$5,186,358	$5,394,041
Cost of revenues	5,972,018	7,044,218	4,034,509	5,239,532	4,222,872	4,850,354	4,704,353	4,647,616
Gross profit (loss)	$(418,277)	$269,412	$358,361	$435,709	$437,534	$6,166	$482,005	$746,425
Recovery
Revenues	$3,517,467	$2,919,254	$4,055,769	$3,455,708	$6,243,092	$2,255,614	$4,342,019	$4,572,490
Cost of revenues	3,626,812	2,999,023	3,037,821	2,835,641	4,816,333	1,829,282	3,794,197	4,184,361
Gross profit (loss)	$(109,345)	$(79,769)	$1,017,948	$620,067	$1,426,759	$426,332	$547,822	$388,129
The below graph charts our total quarterly revenue over time from March 31, 2017 to December 31, 2018:
Liquidity and Capital Resources
The success of our current business operations has become more dependent on repairs, and maintenance to our facilities and our ability to make routine capital expenditures. We also must maintain relationships with feedstock suppliers and end product customers, and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments' operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.
We had total assets of $84,160,408 as of December 31, 2018 compared to $84,305,474 at December 31, 2017.  This decrease was mainly due to increases in accumulated depreciation as a result of our depreciable assets being one year.  Total current assets as of December 31, 2018 of $23,542,912 include cash and cash equivalents of $1,349,831, current restricted cash of $1,500,000, described below, accounts receivable, net, of $9,027,990, federal income tax receivable of $137,212, inventory of $8,091,397, derivative commodity asset of $695,941 in connection with our commodity derivative instruments, and prepaid expenses of $2,740,541.  Total current assets as of December 31, 2017 of $20,471,452 include cash and cash equivalents of

$1,105,787, accounts receivable, net, of $11,288,991, inventory of $6,304,842 and prepaid expenses of $1,771,832. Long term assets as of December 31, 2018 consisted of fixed assets, net, of $47,285,007, net intangible assets in the amount of $12,578,519 which primarily represents the value of the Company’s patents, other assets of $616,759, and $137,211 of deferred tax asset. Long term assets as of December 31, 2017 consisted of fixed assets, net, of $48,619,828, net intangible assets in the amount of $14,499,354 which primarily represents the value of the Company’s patents, other assets of $440,417 and deferred tax assets of $274,423. Net fixed assets decreased $1,334,821 as a result of accumulated depreciation in the normal course of business offset by asset acquisitions during the year.
In November 2018, we placed $1.5 million in a letter of credit to serve as collateral for acquiring products. The transaction did not materialize and the full amount was released to us and received in February 2019. The amount is recorded as restricted cash in our consolidated balance sheet as of December 31, 2018.
Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.
We had total current liabilities of $16,995,611 as of December 31, 2018, compared to $16,947,904 at December 31, 2017. This increase was largely due to a decrease in the amount due under the terms of our revolving note and further reductions in the current portion of long-term debt during the year ended December 31, 2018. Accounts payable and accrued expenses totaled $11,326,876 as of December 31, 2018, compared to $10,318,738 as of December 31, 2017. The current portion of long-term debt including the revolving note, totaled $5,169,876 as of December 31, 2018, compared to $6,208,453 as of December 31, 2017. The long-term portion of debt totaled $14,402,179, as of December 31, 2018, compared to $13,531,179, as of December 31, 2017. We had $95,857 of current portion of capital lease liabilities as of December 31, 2018 compared to $0 as of December 31, 2017. The operating cash flow is the main reason for the overall change.
We had total liabilities of $33,171,401 as of December 31, 2018, including current liabilities of $16,995,611 and long-term liabilities of $16,175,790, which included $14,402,179 of long-term debt representing the term loan with Encina (discussed below), and $1,481,692 of derivative liability related to warrants granted in connection with our Series B and B1 Preferred Stock.
We had working capital of $6,547,301 as of December 31, 2018, compared to working capital of $3,523,548 as of December 31, 2017. The increase in working capital is mainly due to the increase in our current assets in our operations.
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
The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $999,152 at December 31, 2018.
On March 1, 2018, the Company obtained one capital lease. Payments are $908 per month for the three years and the amount of the capital lease obligation was $22,390 at December 31, 2018.

On May 29, 2018, the Company obtained one capital lease. Payments are $26,305 per quarter for four years and the amount of the capital lease obligation was $349,822 at December 31, 2018.

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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 12% at December 31, 2018.

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period. As of December 31, 2018, the borrowing availability was $3,408,448, and the Company was in compliance with all covenants thereunder.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At December 31, 2018, the maximum amount available to be borrowed was $3,408,448, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 2.35% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at December 31, 2018.
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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) a Restated Credit Agreement with Goldman Sachs Bank, (b) our loan agreement with MidCap Business Credit LLC; and (c) amounts owed under another note provided to us by a third party, all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and MidCap Business Credit LLC Loan Agreement, and our right to borrow funds thereunder were terminated.
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2018 are $15,350,000 and $3,844,636, respectively.

Texas Citizens Bank Loan Agreement
The Company had notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020. The balance of the notes payable was $834,283 at December 31, 2017. The note was paid off during the quarter ended September 30, 2018.
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
Cash flows for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017 were as follows:

	Twelve Months Ended December 31,
	2018	2017
Beginning cash, cash equivalents, and restricted cash	$1,105,787	$3,206,158
Net cash provided by (used in):
Operating activities	5,376,287	(2,963,191)
Investing activities	(2,768,943)	(3,797,529)
Financing activities	(863,300)	4,660,349
Net increase in cash, cash equivalents, and restricted cash	1,744,044	(2,100,371)
Ending cash, cash equivalents, and restricted cash	$2,849,831	$1,105,787

Operating activities provided cash of $5,376,287 for the year ended December 31, 2018 as compared to using cash of $2,963,191 in 2017. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities.   The primary reason for the increase in cash provided by operating activities for the year ended December 31, 2018, compared to the same period in 2017, was the decrease in net loss, accounts receivable and increase in prepaid expenses, offset by the gain on commodity derivative contracts, and the increase in inventory.
Investing activities used cash of $2,768,943 for the year ended December 31, 2018 as compared to using cash of $3,797,529 in 2017 due mainly to acquisitions made during 2017.
Financing activities used cash of $863,300 during the twelve months ended December 31, 2018, as compared to providing cash of $4,660,349 in 2017. The financing activities were comprised of note proceeds of approximately $4.0 million offset by an approximate $4.0 million pay down of our long-term debt. During 2017, the financing activities were comprised of net payments of debt issuance costs of approximately $1.7 million, and note proceeds of approximately $17.5 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by an approximate $13.0 million pay down of our long-term debt (relating to amounts paid under the Goldman Credit Agreement and Midcap Loan Agreement).
Contractual Obligations
Future maturities of long term debt as of December 31, 2018 and December 31, 2017 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	December 31, 2018	December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,350,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	3,844,636	4,591,527
Tetra Capital Lease	Capital Lease	May, 2018	May, 2018	$419,690	349,822	—
Wells Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	22,390	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	—	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	999,152	803,392
Total					20,566,000	20,979,202
Deferred finance costs, net					(621,733)	(1,239,570)
Total, net of deferred finance costs, net					$19,944,267	$19,739,632
Future contractual maturities on notes payable are summarized as follows:

Creditor	2019	2020	2021	2022	2023	Thereafter
Encina Business Credit, LLC	$900,000	$14,450,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	3,844,636	—	—	—	—	—
Tetra Capital Lease	85,808	91,779	98,167	74,068	—	—
Wells Fargo Equipment Lease	10,049	10,537	1,804	—	—	—
Various institutions	999,152	—	—	—	—	—
Totals	5,839,645	14,552,316	99,971	74,068	—	—
Deferred finance costs, net	(573,912)	(47,821)	—	—	—	—
Totals, net of deferred finance costs	$5,265,733	$14,504,495	$99,971	$74,068	$—	$—

The Company has various leases for office facilities, plant facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for all operating leases for 2018 and 2017 is summarized as follows:

	2018	2017

Office leases	$773,282	$744,154
Plant leases	4,093,800	4,123,600
Vehicle and equipment leases	392,623	363,616
	$5,259,705	$5,231,370
Minimum future lease commitments as of December 31, 2018, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles	Plant Leases	Total
2019	$727,028	$219,248	$4,044,000	$4,990,276
2020	549,264	161,538	4,044,000	4,754,802
2021	433,909	161,538	4,044,000	4,639,447
2022	314,000	31,094	3,666,000	4,011,094
2023	300,000	—	1,132,000	1,432,000
Thereafter	2,975,000	—	—	2,975,000
	$5,299,201	$573,418	$16,930,000	$22,802,619
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
Revenue Recognition.
Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. The nature of the Company's contracts give rise to certain types of variable consideration. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and its best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. For time to time, our fuel oil customers in our black oil segment may request that we store product which they purchase from us in our facilities. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.
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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2018.
Derivative transactions.
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
Preferred Stock Classification.
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock require the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and Series B1 Preferred Stock. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
New Accounting Pronouncements

(a)	Application of New Accounting Standards

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
In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In August 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendment provides entities with an additional (and optional) transition method to adopt the new leases standard and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. The Company adopted ASU 2016-02 on January 1, 2019. As of the date of this filing, the Company is refining its estimate and anticipates the implementation of this standard will result in an increase to assets and liabilities of approximately between $30.0 million and $35.0 million on January 1, 2019.

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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under various bank facilities.  Interest on these facilities is based upon variable interest rates using LIBOR or Prime as the base rate.

At December 31, 2018, the Company had about $15.4 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (2.35% at December 31, 2018) plus 6.50% per year.

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
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the "Company") and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two the years in the period ended December 31, 2018, and the related notes (collectively referred to as the " consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provided a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company's auditor since 2017.
Houston, Texas
March 5, 2019

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,349,831	$1,105,787
Restricted cash	1,500,000	—
Accounts receivable, net	9,027,990	11,288,991
Federal income tax receivable	137,212	—
Inventory	8,091,397	6,304,842
Derivative commodity asset	695,941	—
Prepaid expenses	2,740,541	1,771,832
Total current assets	23,542,912	20,471,452

Fixed assets, at cost	67,212,486	65,237,652
Less accumulated depreciation	(19,927,479)	(16,617,824)
Fixed assets, net	47,285,007	48,619,828
Goodwill and other intangible assets, net	12,578,519	14,499,354
Deferred tax asset	137,211	274,423
Other assets	616,759	440,417
TOTAL ASSETS	$84,160,408	$84,305,474

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable	$8,791,529	$7,826,016
Accrued expenses	2,535,347	2,492,722
Dividends payable	403,002	420,713
Capital leases-current	95,857	—
Current portion of long-term debt, net of unamortized finance costs	1,325,240	1,616,926
Revolving note	3,844,636	4,591,527
Total current liabilities	16,995,611	16,947,904

Long-term debt, net of unamortized finance costs	14,402,179	13,531,179
Capital leases-long-term	276,355	—
Contingent consideration	15,564	236,680
Derivative warrant liability	1,481,692	2,245,408
Total liabilities	33,171,401	32,961,171

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized, 3,604,827 and 3,427,597 shares issued and outstanding at December 31, 2018 and 2017, respectively with liquidation preference of $11,174,964 and $10,625,551 at December 31, 2018 and 2017, respectively.	8,900,208	7,190,467

Series B1 Preferred Stock, $0.001 par value per share; 17,000,000 shares authorized, 10,057,597 and 13,151,989 shares issued and outstanding at December 31, 2018 and 2017, respectively with liquidation preference of $15,689,851 and $20,517,103 at December 31, 2018 and 2017, respectively.	13,279,755	15,769,478
Total Temporary Equity	22,179,963	22,959,945

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2018	December 31, 2017
EQUITY
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 419,859 and 453,567 shares issued and outstanding at December 31, 2018 and 2017, respectively, with a liquidation preference of $625,590 and $675,815 at December 31, 2018 and December 31, 2017, respectively.	420	454

Series C Convertible Preferred stock, $0.001 par value per share; 44,000 shares designated in 2016; zero and 31,568 issued and outstanding at December 31, 2018 and 2017, respectively with a liquidation preference of $0 and $3,156,800 at December 31, 2018 and December 31, 2017, respectively.	—	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 40,174,821 and 32,658,176 issued and outstanding at December 31, 2018 and 2017, respectively.	40,175	32,658
Additional paid-in capital	75,131,122	67,768,509
Accumulated deficit	(47,800,886)	(39,816,300)
Total Vertex Energy, Inc. stockholders' equity	27,370,831	27,985,353
Non-controlling interest	1,438,213	399,005
Total Equity	28,809,044	28,384,358
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$84,160,408	$84,305,474

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017
	2018	2017
Revenues	$180,720,661	$145,499,092
Cost of revenues (exclusive of depreciation and amortization shown separately below)	151,314,039	124,226,489
Gross profit	29,406,622	21,272,603

Operating expenses:
Selling, general and administrative expenses	21,927,264	21,685,542
Depreciation and amortization	6,991,010	6,643,324
Total operating expenses	28,918,274	28,328,866
Income (loss) from operations	488,348	(7,056,263)
Other income (expense):
Other income	659	5,748
Gain on sale of assets	45,553	445
Gain on change in value of derivative warrant liability	763,716	2,120,584
Interest expense	(3,281,855)	(3,483,062)
Total expense	(2,471,927)	(1,356,285)
Loss before income taxes	(1,983,579)	(8,412,548)
Income tax benefit	—	274,423
Net loss	(1,983,579)	(8,138,125)
Net income attributable to non-controlling interest	234,188	295,108
Net loss attributable to Vertex Energy, Inc.	(2,217,767)	(8,433,233)

Accretion of discount on series B and B-1 Preferred Stock	(3,132,414)	(1,713,736)
Dividends on series B and B-1 Preferred Stock	(2,687,123)	(1,677,633)
Net loss available to common stockholders	$(8,037,304)	$(11,824,602)

Income (loss) per common share
Basic	$(0.23)	$(0.36)
Diluted	$(0.23)	$(0.36)
Shares used in computing earnings per share
Basic	35,411,264	32,653,402
Diluted	35,411,264	32,653,402

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2018 AND 2017
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
	Shares	$.001 Par	Shares	$.001 Par	Shares	$.001 Par
Balance on December 31, 2016	33,151,391	$33,151	492,716	$493	31,568	$32	$66,534,971	$(27,958,578)	$103,897	$38,713,966
Equity reclassifications	—	—	—	—	—	—	59	(59)	—	—
Dividends and Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,677,633)	—	(1,677,633)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,713,736)	—	(1,713,736)
Return of common shares for Safety-Kleen/Bango Sale Escrow	(1,108,928)	(1,109)	—	—	—	—	1,109	—	—	—
Share based compensation expense, total	—	—	—	—	—	—	606,446	—		606,446
Conversion of Series A Preferred stock to common	39,149	39	(39,149)	(39)	—	—	—	—	—	—
Conversion of Series B1 Preferred stock to common	76,564	77	—	—	—	—	152,424	(33,061)	—	119,440
Common shares for Nickco Acquisition	500,000	500	—	—	—	—	473,500	—	—	474,000
Net income (loss)	—	—	—	—	—	—	—	(8,433,233)	295,108	(8,138,125)
Balance on December 31, 2017	32,658,176	32,658	453,567	454	31,568	32	67,768,509	(39,816,300)	399,005	28,384,358
Dividends on Series B and B1 Preferred Stock	166,630	167	—	—	—	—	313,097	(2,687,123)	—	(2,373,859)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,960,013)	—	(1,960,013)
Conversion of B1 Preferred Stock to common	3,977,117	3,976	—	—	—	—	6,200,326	(1,135,701)	—	5,068,601
Share based compensation expense, total	—	—	—	—	—	—	659,836	—	—	659,836
Conversion of Series B Preferred Stock to common	32,149	33	—	—	—	—	99,629	(36,700)	—	62,962
Exercise of options to common	241	—	—	—	—	—	—	—	—	—
Conversion of Series A Preferred Stock to common	33,708	34	(33,708)	(34)	—	—	—	—	—	—
Correction of non-controlling interest	—	—	—	—	—	—	—	52,718	(52,718)	—
Fixed assets contributed capital VRMLA	—	—	—	—	—	—	—	—	857,738	857,738
Conversion of Series C Preferred Stock to common	3,156,800	3,157	—	—	(31,568)	(32)	(3,125)	—	—	—
Issue of common stock from Nickco contingent consideration	150,000	150	—	—	—	—	92,850	—	—	93,000
Net income (loss)	—	—	—	—	—	—	—	(2,217,767)	234,188	(1,983,579)
Balance on December 31, 2018	40,174,821	$40,175	419,859	$420	—	$—	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2018 AND 2017
	2018	2017
Cash flows from operating activities
Net loss	$(1,983,579)	$(8,138,125)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	659,836	606,446
Depreciation and amortization	6,991,010	6,643,324
Bad debt recovery	(299,110)	—
Gain on commodity derivative contracts	(1,062,682)	—
Net cash settlement on commodity derivatives	369,188	—
Gain on sale of assets	(45,553)	(445)
Gain on disposition	(241,416)	—
Amortization of debt discount and deferred costs	584,336	715,112
Deferred federal income tax	—	(274,423)
Decrease in fair value of derivative liability	(763,716)	(2,120,584)
Reduction in contingent consideration	(128,116)	—
Impairment of goodwill	176,349	—
Changes in operating assets and liabilities:
Accounts receivable	2,143,834	(336,772)
Inventory	(1,786,555)	(1,910,884)
Prepaid expenses	(597,146)	897,285
Accounts payable	1,493,324	487,343
Accrued expenses	42,625	390,699
Other assets	(176,342)	77,833
Net cash provided by (used in) operating activities	5,376,287	(2,963,191)
Cash flows from investing activities
Acquisitions	(269,826)	(1,999,580)
Proceeds from the sale of assets	—	327,718
Purchase of fixed assets	(2,499,117)	(2,125,667)
Net cash used in investing activities	(2,768,943)	(3,797,529)
Cash flows from financing activities
Line of credit proceeds (payments), net	(746,891)	1,865,488
Payments on capital lease obligations	(77,886)	—
Payment of debt issuance costs	—	(1,718,090)
Proceeds from notes payable	4,024,964	17,570,929
Payments made on notes payable	(4,063,487)	(13,057,978)
Net cash used in (provided by) financing activities	(863,300)	4,660,349
Net change in cash and cash equivalents and restricted cash	1,744,044	(2,100,371)
Cash and cash equivalents and restricted cash at beginning of the year	1,105,787	3,206,158
Cash and cash equivalents and restricted cash at end of year	$2,849,831	$1,105,787

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,722,542	$1,952,719
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$34	$39
Conversion of Series B and B1 Preferred Stock into common stock	$6,613,052	$119,440
Dividends on Series B and B-1 Preferred Stock	$2,687,123	$1,677,633
Accretion of discount on Series B and B-1 Preferred Stock	$3,132,414	$1,713,736
Equipment acquired under capital leases	$450,098	$—
Contributed assets Vertex Recovery Management LA from non-controlling interest	$857,738	$—
Contingent consideration on Nickco acquisition	$—	$236,680
Common restricted shares for Nickco acquisition	$93,000	$474,000
Return of common shares for sale escrow	$—	$1,109

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems. Vertex Energy currently provides these services in 15 states, primarily in the Gulf Coast and Central Midwest Region of the United States.
COMPANY OPERATIONS
Vertex Energy’s operations are primarily focused on recycling industrial waste streams and off-specification commercial chemical products. The waste streams are purchased from an established network of local and regional collectors and generators. The Company manages the transport, storage and delivery of the aggregated feedstock and product streams to end users. Vertex Energy’s three principal segments are comprised of Black Oil, Refining and Marketing, and Recovery.
Black Oil
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to our customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. These contracts are beneficial to all parties involved because they ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Today we are utilizing the TCEP technology as a pre-treatment process for the used motor oil feedstock that is being supplied from our CMT facility and delivered to Marrero for further re-refining instead of to create marine fuel cutterstock as such use is not currently economically accretive. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
Refining and Marketing
Through its Refining and Marketing segment, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. The Company has a toll-based processing agreement in place with KMTEX, LLC. (“KMTEX”) to re-refine these feedstock streams, under the Company’s direction, into various end products. KMTEX uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock. The Company sells the re-refined products directly to end customers or to processing facilities for further refinement.
Recovery
Through its Recovery segment, which has been operational since 2002, Vertex Energy generates solutions for the proper recovery and management of hydrocarbon streams. The Company owns and operates a fleet of trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap commodities.

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

•
E-Source Holdings, LLC (“E-Source”) provided dismantling and demolition services at industrial facilities throughout the Gulf Coast - provided that such entity is no longer operational as of the date of this filing.

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

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$1,349,831	$1,105,787
Restricted cash	1,500,000	—
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$2,849,831	$1,105,787

In November 2018, we placed $1.5 million in a letter of credit to serve as collateral for acquiring products. The transaction did not materialize and the full amount was released to us and received in February 2019. The amount is recorded as restricted cash in our 2018 consolidated balance sheet.

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
Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $831,768 and $1,636,068 at December 31, 2018 and 2017, respectively.
Inventory
Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.
Fixed Assets
Fixed assets are stated at historical costs. Depreciation of fixed assets placed in operations is provided using the straight-line method over the estimated useful lives of the assets. The policy of the Company is to charge amounts for major maintenance and repairs to expenses, and to capitalize expenditures for major replacements and betterments.
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
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles - Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reportable segments to be the same as our operating segments for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets. For the year ended December 31, 2018, there was a $176,349 goodwill impairment.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2018 and 2017.
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
The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within deferred taxes, unrecognized tax benefits and other long-term liabilities line in the consolidated balance sheet.
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
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and Series B1 Preferred Stock if the redemption would not be subject to the existing restrictions under the Company's senior credit agreement. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.

Stock Based Compensation
The Company accounts for stock-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision, stock-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.
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
Earnings Per Share
Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2018 and December 31, 2017, respectively, includes the weighted average of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.
New Accounting Pronouncements

(a)	Application of New Accounting Standards

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
In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In August 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendment provides entities with an additional (and optional) transition method to adopt the new leases standard and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. The Company adopted ASU 2016-02 on January 1, 2019. As of the date of this filing, the Company is refining its estimate and anticipates the implementation of this standard will result in an increase to assets and liabilities of approximately between $30.0 million and $35.0 million on January 1, 2019.

NOTE 3. REVENUES
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

The nature of the Company's contracts give rise to certain types of variable consideration. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and its best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Year ended December 31, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$41,207,747	$—	$—	$41,207,747
Southern United States	102,629,234	22,935,482	13,948,198	139,512,914
	$143,836,981	$22,935,482	$13,948,198	$180,720,661
Sources of Revenue
Petroleum products	$143,836,981	$22,935,482	$1,960,915	$168,733,378
Metals	—	—	11,987,283	11,987,283
Total revenues	$143,836,981	$22,935,482	$13,948,198	$180,720,661

	Year ended December 31, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$31,242,068	$—	$—	$31,242,068
Southern United States	76,746,483	20,097,325	17,413,216	114,257,024
	$107,988,551	$20,097,325	$17,413,216	$145,499,092
Sources of Revenue
Petroleum products	$107,988,551	$20,097,325	$10,070,746	$138,156,622
Metals	—	—	7,342,470	7,342,470
Total revenues	$107,988,551	$20,097,325	$17,413,216	$145,499,092

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

NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2018 and 2017, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2018 and 2017, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2018		2017
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	34%	21%	17%	10%
Customer 2	11%	—%	5%	—%
Customer 3	8%	6%	9%	11%
Customer 4	7%	6%	13%	7%
Customer 5	4%	13%	—%	—%
Customer 6	—%	—%	2%	15%
Customer 7	—%	—%	14%	—%
At December 31, 2018 and 2017, and for the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2018			% of Revenue by Segment 2017
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	100%	—%	—%	100%	—%	—%
Customer 5	100%	—%	—%	100%	—%	—%
Customer 6	100%	—%	—%	100%	—%	—%
Customer 7	100%	—%	—%	100%	—%	—%
The Company had no vendors that represented 10% or more of total purchases or payables for the years ended December 31, 2018 and 2017.

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

Litigation:
The Company, in its normal course of business, is involved in various other claims and legal action. In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company. We are currently party to or have recently resolved, the following material litigation proceedings:
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
There were no related party transactions during the years ended December 31, 2018 and 2017.

Leases
The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Plant, vehicle and equipment leases are included as part of cost of revenues, and office leases are included in the selling, general and administrative expenses line items in the consolidated statements of operations, respectively. Total rent expense for all operating leases for 2018 and 2017 is summarized as follows:

	2018	2017
Office leases	$773,282	$744,154
Plant leases	4,093,800	4,123,600
Vehicle and equipment leases	392,623	363,616
	$5,259,705	$5,231,370

Minimum future lease commitments as of December 31, 2018, are summarized as follows:

Year ending December 31,	Office Facilities	Vehicles	Plant Leases	Total
2019	$727,028	$219,248	$4,044,000	$4,990,276
2020	549,264	161,538	4,044,000	4,754,802
2021	433,909	161,538	4,044,000	4,639,447
2022	314,000	31,094	3,666,000	4,011,094
2023	300,000	—	1,132,000	1,432,000
Thereafter	2,975,000	—	—	2,975,000
	$5,299,201	$573,418	$16,930,000	$22,802,619

NOTE 5. FIXED ASSETS, NET
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2018	December 31, 2017
Equipment	7-20	$40,404,582	$38,843,978
Furniture and fixtures	7	108,896	108,896
Leasehold improvements	15	2,331,071	2,323,356
Office equipment	5	1,190,509	1,048,313
Vehicles	5	7,349,486	7,175,147
Building	20	274,203	274,203
Construction in progress		12,720,188	12,612,208
Land		2,833,551	2,851,551
Total fixed assets		67,212,486	65,237,652
Less accumulated depreciation		(19,927,479)	(16,617,824)
Net fixed assets		$47,285,007	$48,619,828
Depreciation expense was $5,166,467 and $4,817,264 for the years ended December 31, 2018 and 2017, respectively.

Equipment under construction in progress is related to refining equipment at the Marrero and Myrtle Grove facilities in Louisiana.
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
NOTE 6. ACQUISITIONS AND ASSET PURCHASE
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

Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an APA with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,804,000. This included $1,126,730 in cash, 500,000 shares of restricted common stock and contingent consideration of 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. This resulted in the recognition of $1,182,000 in fixed assets, $585,000 in intangible assets, $37,000 of inventory, and $203,000 as contingent consideration.

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

Specialty Environmental Services

On April 30, 2018, the Company entered into and closed an APA with Specialty Environmental Services ("SES") pursuant to which the Company agreed to buy substantially all of SES's customer relations, vehicles, equipment, supplies and tools in Texas for an aggregate purchase price of $269,826. We recognized the consideration in tangible and intangible assets as of the purchase date.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and components of intangible assets (subject to amortization) consist of the following items:

		December 31, 2018			December 31, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$1,329,580	$718,890	$610,690	$1,588,700	$872,654	$716,046
Vendor relations	10	6,654,497	3,531,764	3,122,733	6,654,497	2,866,314	3,788,183
Trademark/Trade name	6-16	1,249,887	436,869	813,018	1,321,000	423,514	897,486
TCEP Technology/Patent	15	13,287,000	5,294,843	7,992,157	13,287,000	4,409,043	8,877,957
Non-compete agreements	3-5	196,601	156,680	39,921	189,000	145,667	43,333
Goodwill		—	—	—	176,349	—	176,349
		$22,717,565	$10,139,046	$12,578,519	$23,216,546	$8,717,192	$14,499,354

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1,818,854 and $1,818,475 for the years ended December 31, 2018 and 2017, respectively.
Estimated future amortization expense is as follows:

2019	$1,823,812
2020	1,823,812
2021	1,823,812
2022	1,608,884
2023	1,251,500
Thereafter	4,246,699
$12,578,519
We analyzed the goodwill on the books for the Nickco as of December 31, 2018 to determine whether the amount should be impaired at year end.  Nickco was purchased with anticipated EBITDA to be in excess of $700,000 with the synergies of the two companies.  The EBITDA for the first 12 months after acquisition of Nickco was well below the expected EBITDA. The earnout target for the seller of the business during the initial 12 months was a range between $392,000 and $567,000; the achieved results of $334,000 did not meet the lower end of the threshold.  Our budgeted target EBITDA for 2018 at this segment was $461,000 of EBITDA, the results came in over $1 million short of the target.  There were some circumstances around the operations and downtime that impacted these results. Based on the above financial performance, as well as the current outlook for 2019, the Company impaired the remaining goodwill.

As a result of the above, we recognized a $176,349 goodwill impairment in 2018, which is included in selling, administrative and general expenses and thus eliminated the goodwill balance in our Recovery segment. At December 31, 2018 and 2017, there was $0 and $176,349 goodwill recorded, respectively. Our Black Oil and Refining and Marketing segment did not have any goodwill recorded as of December 31, 2018 and 2017.

NOTE 8. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31:

	2018	2017
Accounts receivable trade	$9,859,758	$12,925,059
Allowance for doubtful accounts	(831,768)	(1,636,068)
Accounts receivable trade, net	$9,027,990	$11,288,991
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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 12% at December 31, 2018.

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the

EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement (defined below) at any time. As of December 31, 2018, the borrowing availability was $3,408,448, and the Company was in compliance with all covenants thereunder.

The EBC Credit Agreement includes customary events of default for facilities of a similar nature and size as the EBC Credit Agreement, including if an event of default occurs under any agreement evidencing $500,000 or more of indebtedness of the Company; we fail to make any payment when due under any material agreement; subject to certain exceptions, any judgment is entered against the Company in an amount exceeding $500,000; and also provides that an event of default occurs if a change in control of the Company occurs, which includes if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, and Chris Carlson, the Chief Financial Officer of the Company, cease to own and control legally and beneficially, collectively, either directly or indirectly, equity securities in Vertex Energy, Inc., representing more than 15% of the combined voting power of all securities entitled to vote for members of the board of directors or equivalent on a fully-diluted basis, (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group of securities representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding securities of Vertex Energy, Inc., or (c) during any period of 12 consecutive months, a majority of the members of the board of directors of the Company cease to be composed of individuals (i) who were members of that board or equivalent governing body on the first day of such period, (ii) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body or (iii) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body (collectively “Events of Default”). An event of default under the Revolving Credit Agreement (defined below), is also an event of default under the EBC Credit Agreement.

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At December 31, 2018, the maximum amount available to be borrowed was $3,408,448, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 2.35% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at December 31, 2018.
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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) a Restated Credit Agreement with Goldman Sachs Bank, (b) our loan agreement with MidCap Business Credit LLC; and (c) amounts owed under another note provided to us by a third party, all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and MidCap Business Credit LLC Loan Agreement, and our right to borrow funds thereunder were terminated.
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2018 are $15,350,000 and $3,844,636, respectively.
Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020.  The balance of the notes payable was $834,283 at December 31, 2017. The note was paid off during the quarter ended September 30, 2018.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $999,152 at December 31, 2018 and $803,392 at December 31, 2017.

Capital Leases

On March 1, 2018, the Company obtained one capital lease. Payments are $908 per month for the three years and the amount of the capital lease obligation has been reduced to $22,390 at December 31, 2018.

On May 29, 2018, the Company obtained one capital lease. Payments are $26,305 per quarter for four years and the amount of the capital lease obligation has been reduced to $349,822 at December 31, 2018.

The Company's outstanding debt as of December 31, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,350,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	3,844,636	4,591,527
Tetra Capital Lease	Capital Lease	May, 2018	May, 2018	$419,690	349,822	—
Wells Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	22,390	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	—	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	999,152	803,392
Total					20,566,000	20,979,202
Deferred finance costs, net					(621,733)	(1,239,570)
Total, net of deferred finance costs, net					$19,944,267	$19,739,632

Future maturities of debt are summarized as follows:

Creditor	2019	2020	2021	2022	2023	Thereafter
Encina Business Credit, LLC	$900,000	$14,450,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	3,844,636	—	—	—	—	—
Tetra Capital Lease	85,808	91,779	98,167	74,068	—	—
Wells Fargo Equipment Lease	10,049	10,537	1,804	—	—	—
Various institutions	999,152	—	—	—	—	—
Totals	5,839,645	14,552,316	99,971	74,068	—	—
Deferred finance costs, net	(573,912)	(47,821)	—	—	—	—
Totals, net of deferred finance costs	$5,265,733	$14,504,495	$99,971	$74,068	$—	$—

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We provisionally recognized the incremental tax impacts related to the revaluation of deferred tax assets and liabilities and our reassessment of uncertain tax positions and valuation allowances and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. We completed our accounting for all of the enactment-date income tax effects of the Tax Reform Act during the fourth quarter of 2018 with no further changes.

The components of income tax (benefit) expense for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Current federal tax (expense)/benefit	$(137,212)	$—
Deferred federal tax (expense)/benefit	137,212	274,423
Total federal tax (expense)/benefit	$—	$274,423
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% and 34% to pretax income from continuing operations as a result of the following for the years ended December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Statutory tax on book income	$(417,000)	$(2,860,000)
Permanent differences	(46,000)	135,000
Change in expected tax rate	—	6,897,408
Change in valuation allowance	967,000	(3,672,000)
Prior year return true up	(504,000)	(774,831)
Income tax expense (benefit)	$—	$(274,423)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Alternative minimum tax credits	$137,000	$274,000
Accrued bonus and stock based compensation	358,000	225,000
Intangible assets	1,368,000	1,013,000
Bad debt reserve	175,000	344,000
Contribution carryover	26,000	18,000
Disallowed interest expense IRC Section 163(j)	190,000	—
Net operating loss carry forwards	12,500,000	11,670,000
Less valuation allowance	(12,109,000)	(11,142,000)
Total deferred tax assets	$2,645,000	$2,402,000

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Accelerated tax depreciation	$(2,444,000)	$(2,128,000)
Contingent liability	3,000	—
Vertex Recovery Management LA	(67,000)	—
Total deferred tax liabilities	$(2,508,000)	$(2,128,000)

Net deferred tax assets	$137,000	$274,000
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2018, a valuation allowance of approximately $12,109,000 has been recorded on the net deferred tax assets in order to measure only the portion of the deferred tax assets that more than likely not will be realized. As of December 31, 2017, a valuation allowance of $11,142,000 was recorded against the net deferred tax asset not expected to be realized.

The Company is subject to examination by Federal and State tax authorities for fiscal years 2014 through 2018, except for utilization of net operating losses.
At December 31, 2018, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $59.5 million. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2018 reflect a reduction of approximately $32.5 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 can be carried forward indefinitely.

NOTE 11. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $659,836 and $606,446 for the years ended December 31, 2018 and 2017, respectively, for options awarded by the Company.
Stock option activity for the years ended December 31, 2018 and 2017 are summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2016	3,206,916	$4.33	5.80	$2,966,028
Options granted	500,000	1.01	8.12	363,089
Options exercised	—	—	0.00	—
Options cancelled/forfeited/expired	(526,499)	(14.00)	0.00	(30,921)
Outstanding at December 31, 2017	3,180,417	$2.21	4.62	$3,298,196
Vested at December 31, 2017	1,959,167	$2.55	4.45	$1,885,850
Exercisable at December 31, 2017	1,959,167	$2.55	4.45	$1,885,850

Outstanding at December 31, 2017	3,180,417	$2.21	4.62	$3,298,196
Options granted	697,000	1.17	8.10	610,305
Options exercised	(7,500)	1.20	0.00	(4,241)
Options cancelled/forfeited/expired	(409,167)	1.80	0.00	(434,962)
Outstanding at December 31, 2018	3,460,750	$2.05	3.50	$3,469,298
Vested at December 31, 2018	2,127,500	$2.48	4.67	$2,122,478
Exercisable at December 31, 2018	2,127,500	$2.48	4.67	$2,122,478

On April 12, 2018, the Board of Directors granted 11 employees and 1 officer/director options to purchase an aggregate of 521,000 and 166,000, respectively, shares of common stock at an exercise price of $1.14 and $1.26 per share, respectively, with a ten year and 5 year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On May 22, 2018, the Board of Directors granted 1 employee options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.03 per share with a 10 year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On January 4, 2017, the Board of Directors granted one employee options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $1.31 per share with a 5 year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On August 21, 2017, the Board of Directors granted 5 employees and 1 officer/director options to purchase an aggregate of 330,000 and 150,000, respectively, shares of common stock at an exercise price of $0.97 and $1.07 per share, respectively, with a ten year and 5 year term, respectively, (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2018 and 2017 is as follows:

WARRANTS ISSUED AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2016	219,868	$3.01	3.00	$140,249
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2017	219,868	$3.01	2.00	$140,249
Vested at December 31, 2017	219,868	$3.01	2.00	$140,249
Exercisable at December 31, 2017	219,868	$3.01	3.00	$140,249

Outstanding at December 31, 2017	219,868	$3.01	2.00	$140,249
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2018	219,868	$3.01	0.93	$140,249
Vested at December 31, 2018	219,868	$3.01	0.93	$140,249
Exercisable at December 31, 2018	219,868	$3.01	0.93	$140,249
See "Note 14. Preferred Stock and Temporary Equity" for a description of the warrants that were granted in conjunction with our Series B and B1 Preferred stock.
The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED DECEMBER 31, 2018	YEAR ENDED DECEMBER 31, 2017
Expected volatility	78-79%	78-79%
Expected dividends	—%	—%
Expected term (in years)	5-10	5-10
Risk-free rate	2.46-2.59%	2.20-2.40%
NOTE 12. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2018 and December 31, 2017, respectively, includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2018 and December 31, 2017 excludes: 1) options to purchase 3,460,750 and 3,180,417 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,604,827 and 3,427,597 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 10,057,597 and 13,151,989 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 419,859 and 453,567 shares, respectively, of common stock, and 6) zero and 31,568 shares, respectively, of Series C Preferred Stock, which is convertible into zero and 3,156,800 shares of common stock, respectively.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	2018	2017
Basic loss per Share
Numerator:
Net loss available to common shareholders	$(8,037,304)	$(11,824,602)
Denominator:
Weighted-average common shares outstanding	35,411,264	32,653,402
Basic loss per share	$(0.23)	$(0.36)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(8,037,304)	$(11,824,602)
Denominator:
Weighted-average shares outstanding	35,411,264	32,653,402
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	35,411,264	32,653,402
Diluted loss per share	$(0.23)	$(0.36)
NOTE 13. COMMON STOCK
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2018 and December 31, 2017, there were 40,174,821 and 32,658,176, respectively, shares of common stock issued and outstanding.
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
During the year ended December 31, 2018, the Company issued 7,199,774 shares of common stock in connection with the conversion of Series B1, Series B, Series C, and Series A Convertible Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 150,000 shares of common stock pursuant to the earnout provisions of the Nickco acquisition agreement. Also, the Company issued 241 shares of common stock in connection with the cashless exercise of options. Finally, the Company issued 166,630 shares of common stock in lieu of cash dividends which accrued on the Series B1 Preferred Stock
During the year ended December 31, 2017, the Company issued 115,713 shares of common stock in connection with the conversion of Series B1 and Series A Convertible Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 500,000 shares of common stock in connection with the Nickco acquisition, and the Company received and cancelled 1,108,928 shares of common stock previously held in escrow as part of the escrow fulfillment of the sale of the Vertex Refining NV assets to Safety-Kleen System, Inc.

NOTE 14.  PREFERRED STOCK AND TEMPORARY EQUITY

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The total number of designated shares of the Company's Series C Preferred Stock is 44,000. As of December 31, 2018 and December 31, 2017, there were 419,859 shares and 453,567 shares of Series A Preferred Stock issued and outstanding, respectively. As of December 31, 2018 and December 31, 2017, there were 3,604,827 and 3,427,597 Series B Preferred shares issued and outstanding, respectively. As of December 31, 2018 and December 31, 2017, there were 10,057,597 and 13,151,989 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of December 31, 2018 and December 31, 2017, there were 0 and 31,568 shares of Series C Preferred Stock issued and outstanding, respectively.
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
The Warrants issued in connection with the Series B Preferred Stock (Series B Warrants) were initially valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,028,067. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net outside of stockholders' equity with the Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. The initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $5,737,796. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds.
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Balance at beginning of period	$7,190,467	$5,676,467
Less: conversions of shares to common	(62,962)	—
Plus: discount accretion	1,118,259	882,215
Plus: dividends in kind	654,444	631,785
Balance at end of period	$8,900,208	$7,190,467
The Series B Warrants and Series B1 Warrants were revalued at December 31, 2018 and December 31, 2017 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,481,692 and $2,245,408, respectively. At December 31, 2018, the Series B Warrants and Series B1 Warrants were valued at approximately $256,458 and $1,243,234, respectively. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 64%-100%, risk free interest rate of 2.63% (Series B Warrants) and 2.48% (Series B1 Warrants), and expected term of 2 years (Series B Warrants) and 3 years (Series B1 Warrants).
As of December 31, 2018 and December 31, 2017, respectively, a total of $167,642 and $139,186 of dividends were accrued on our outstanding Series B Preferred Stock.
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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at approximately $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $13,279,755 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of approximately $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the year ended December 31, 2018 and December 31, 2017:

	2018	2017
Balance at beginning of period	$15,769,478	$13,927,788
Less: conversions of shares to common	(5,068,602)	(86,467)
Plus: discount accretion	841,754	798,548
Plus: dividends in kind	1,737,125	1,129,609
Balance at end of period	$13,279,755	$15,769,478

For the years ending December 31, 2018 and December 31, 2017, respectively, a total of $235,360 and $281,527 of dividends were accrued on our outstanding Series B1 Preferred Stock.

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

The May 2016 BCF was determined by calculating the intrinsic value of the conversion feature as follows:

May 13, 2016
Face amount of Series B1 Preferred Stock	$19,349,745
Less: allocated value of May 2016 Warrants	2,867,264
Allocated value of Series B1 Preferred Stock	$16,482,481
Shares of Common stock to be converted	12,403,683
Effective conversion price	$1.33
Market price	$1.52
Intrinsic value per share	$0.19
Intrinsic value of May 2016 beneficial conversion feature	$2,371,106

The following is an analysis of changes in the derivative liability:

Level Three Roll-Forward	Year Ended December 31,
	2018	2017
Balance at beginning of period	$2,245,408	$4,365,992
Change in fair value of warrants	(763,716)	(2,120,584)
Balance at end of period	$1,481,692	$2,245,408
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

NOTE 15.  COMMODITY DERIVATIVE INSTRUMENTS
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

The mark-to-market effects of these contracts as of December 31, 2018, are summarized in the following table. The Company held no open contracts at December 31, 2017. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2018- Feb. 2019	$48.78	60,000	$(1,048,400)
Swap	Dec. 2018- Feb. 2019	$68.69	60,000	$1,097,124
Futures	Feb. 2019- Mar. 2019	$70.42	69,000	$394,317
Futures	Dec. 2018- Feb. 2019	$45.41	30,000	$252,900

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of December 31, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2018

Derivative commodity asset	Crude oil swaps	$48,724
Derivative commodity asset	Crude oil futures	647,217

Total Derivative commodity		$695,941

NOTE 16.  JOINT VENTURE
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income of $477,935 and $602,259 for the years ended December 31, 2018 and December 31, 2017, respectively, and then added the 49% or $234,188 and $295,108, respectively, income attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.

NOTE 17.  SEGMENT REPORTING
The Company’s reportable segments include the Black Oil, Refining and Marketing and Recovery segments.  Segment information for the years ended December 31, 2018 and 2017 are as follows:

YEAR ENDED DECEMBER 31, 2018
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$143,836,981	$22,935,482	$13,948,198	$180,720,661
Income (loss) from operations	$3,561,223	$(2,250,924)	$(821,951)	$488,348
Total assets	$76,540,888	$1,407,002	$6,212,518	$84,160,408

YEAR ENDED DECEMBER 31, 2017
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$107,988,551	$20,097,325	$17,413,216	$145,499,092
Income (loss) from operations	$(6,511,944)	$(1,195,946)	$651,627	$(7,056,263)
Total assets	$75,709,845	$3,454,010	$5,141,619	$84,305,474

NOTE 18. SUBSEQUENT EVENTS
Issuance of Series B and B1 Preferred Stock Shares in-Kind
We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of December 31, 2018, in-kind by way of the issuance of 54,078 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2019 and the issuance of 150,872 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2019. If converted in full, the 54,078 shares of Series B Preferred Stock would convert into 54,078 shares of common stock and the 150,872 shares of Series B1 Preferred Stock would convert into 150,872 shares of common stock.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018, the end of the fiscal period covered by this report. As of December 31, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that a control deficiency existed that constituted a material weakness, as described below:

•
On September 30, 2018, we entered into a sale transaction in which we recognized the revenue in accordance with the bill and hold criteria under ASC 606. However, we did not perform a reconciliation in a timely matter, and inventory for this transaction was overstated at September 30, 2018. As of the date of this filing, the Company has updated its controls related to the accuracy, cut-off, and completeness of inventory transactions.  In connection with our preparation of the consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies that represented deficiencies and significant deficiencies which aggregated to a material weakness as of December 31, 2018.  More specifically, we did not design or maintain effective internal controls over the identification and recording of non-routine transactions, including adequate documentation of our assessments and conclusions surrounding such transactions. While none of the items above resulted in a material adjustment to our consolidated financial statements, we felt the combination of these deficiencies, resulted in a material weakness in our design and effectiveness of internal controls at December 31, 2018.

The material weakness described above could have resulted in disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. As of the date of this filing, we addressed the material weakness described above by (a) created system generation controls to strengthen the Company's oversight, and (b) implementing additional review, documentation and disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

As a result of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and "Equity Compensation Plan Information" in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

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

(2)	Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
2.1(+)	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Bango Oil, LLC and Safety-Kleen Systems, Inc. (January 28, 2016)		8-K	2.1	2/3/2016	001-11476
2.2(+)	Membership Interest Purchase Agreement (January 29, 2016), by and among Vertex Refining NV, LLC, as buyer and Fox Encore 05 LLC, as seller		8-K	2.2	2/3/2016	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.4	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476
3.5	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
3.6	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	1/15/2014	001-11476
10.1(#)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.3	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.4	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.5	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.6	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.7	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.8	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.9	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.10	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.11	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.12	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.1	12/9/2014	001-11476
10.13	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.2	12/9/2014	001-11476
10.14	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/19/2015	001-11476
10.15	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.32)		8-K	10.3	6/19/2015	001-11476
10.16	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.17	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.18	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.19(##)	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K/A	10.2	11/10/2015	001-11476
10.20	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.21(##)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476
10.22(##)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476
10.23(##)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.24	Form of Warrant for May 2016 Unit Offering		8-K	10.2	5/13/2016	001-11476
10.25	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476
10.26	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.27	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476
10.28 (###)	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017*		10-K	10.66	12/31/2016	001-11476
10.29	Form of First Amendment and Consent to Credit Agreement dated October 9, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.3	12/19/2017	001-11476
10.30	Second Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.4	12/19/2017	001-11476
10.31	First Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.5	12/19/2017	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.2	9/30/2014	001-11476
101.INS	XBRL Instance Document	X

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	File No.
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

VERTEX ENERGY, INC.

Date: March 5, 2019	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2019	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 5, 2019	Date:	March 5, 2019

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 5, 2019	Date:	March 5, 2019

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 5, 2019	Date:	March 5, 2019

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 5, 2019