Form 10-Q
period 2019-03-31
Vertex Energy Inc.
filed 2019-05-08
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	VTNR	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 40,270,981 shares of common stock are issued and outstanding as of May 7, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,676,808	$1,249,831
Restricted cash	100,000	1,600,000
Accounts receivable, net	13,707,165	9,027,990
Federal income tax receivable	205,818	137,212
Inventory	6,270,756	8,091,397
Derivative commodity asset	449,803	695,941
Prepaid expenses	1,711,191	2,740,541
Total current assets	24,121,541	23,542,912

Noncurrent assets
Fixed assets, at cost	67,444,801	66,762,388
Less accumulated depreciation	(21,049,108)	(19,874,896)
Fixed assets, net	46,395,693	46,887,492
Finance lease right-of-use assets	375,444	397,515
Operating lease right-of use assets	37,155,474	—
Intangible assets, net	12,122,566	12,578,519
Federal income tax receivable	68,605	137,211
Other assets	618,759	616,759
TOTAL ASSETS	$120,858,082	$84,160,408

	March 31, 2019	December 31, 2018
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$10,151,021	$8,791,529
Accrued expenses	2,126,661	2,535,347
Dividends payable	406,796	403,002
Finance lease liability-current	97,432	95,857
Operating lease liability-current	5,898,402	—
Current portion of long-term debt, net of unamortized finance costs	15,037,158	1,325,240
Revolving note	6,370,510	3,844,636
Total current liabilities	40,087,980	16,995,611
Long-term liabilities
Long-term debt, net of unamortized finance costs	—	14,402,179
Finance lease liability-long-term	251,398	276,355
Operating lease liability-long-term	31,257,072	—
Contingent consideration	15,564	15,564
Derivative warrant liability	3,186,786	1,481,692
Total liabilities	74,798,800	33,171,401

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,658,905 and 3,604,827 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively with a liquidation preference of $11,342,606 and $11,174,964 at March 31, 2019 and December 31, 2018, respectively.	9,390,521	8,900,208

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 10,112,309 and 10,057,597 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively with a liquidation preference of $15,775,202 and $15,689,851 at March 31, 2019 and December 31, 2018, respectively.	13,603,109	13,279,755
Total Temporary Equity	22,993,630	22,179,963
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 and 419,859 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively with a liquidation preference of $625,590 and $625,590 at March 31, 2019 and December 31, 2018, respectively.	420	420

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 40,270,981 and 40,174,821 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	40,271	40,175
Additional paid-in capital	75,424,099	75,131,122
Accumulated deficit	(53,731,920)	(47,800,886)
Total Vertex Energy, Inc. stockholders' equity	21,732,870	27,370,831
Non-controlling interest	1,332,782	1,438,213
Total Equity	23,065,652	28,809,044
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$120,858,082	$84,160,408

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenues	$39,320,712	$41,368,195
Cost of revenues (exclusive of depreciation and amortization shown separately below)	34,844,349	35,045,151
Gross profit	4,476,363	6,323,044

Operating expenses:
Selling, general and administrative expenses	5,347,741	5,645,442
Depreciation and amortization	1,737,013	1,694,099
Total operating expenses	7,084,754	7,339,541
Loss from operations	(2,608,391)	(1,016,497)
Other income (expense):
Gain on sale of assets	2,293	42,680
Loss on change in value of derivative warrant liability	(1,705,094)	(431,751)
Interest expense	(757,803)	(802,515)
Total other expense	(2,460,604)	(1,191,586)
Loss before income tax	(5,068,995)	(2,208,083)
Income tax benefit (expense)	—	—
Net loss	(5,068,995)	(2,208,083)
Net income (loss) attributable to non-controlling interest	(105,431)	50,539
Loss attributable to Vertex Energy, Inc.	(4,963,564)	(2,258,622)

Accretion of discount on Series B and B1 Preferred Stock	(560,675)	(642,290)
Dividends on Series B and B1 Preferred Stock	(406,795)	(554,917)
Loss available to common shareholders	$(5,931,034)	$(3,455,829)
Loss per common share
Basic	$(0.15)	$(0.10)
Diluted	$(0.15)	$(0.10)
Shares used in computing earnings per share
Basic	40,195,925	33,063,732
Diluted	40,195,925	33,063,732

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

Three Months Ended March 31, 2019
	Common Stock		Series A Preferred
	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2019	40,174,821	$40,175	419,859	$420	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Share based compensation expense, total	—	—	—	—	143,063	—		143,063
Conversion of Series B1 Preferred stock to common	96,160	96	—	—	149,914	(30,242)		119,768
Dividends on Series B and B1	—	—	—	—		(406,795)		(406,795)
Accretion of discount on Series B and B1	—	—	—	—		(530,433)		(530,433)
Net income (loss)	—	—	—	—		(4,963,564)	(105,431)	(5,068,995)
Balance on March 31, 2019	40,270,981	$40,271	419,859	$420	$75,424,099	$(53,731,920)	$1,332,782	$23,065,652

Three Months Ended March 31, 2018
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$.001 Par	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2018	32,658,176	$32,658	453,567	$454	31,568	$32	$67,768,509	$(39,816,300)	$399,005	$28,384,358
Share based compensation expense, total	—	—	—	—	—	—	145,971	—		145,971
Conversion of Series B1 Preferred stock to common	500,000	500	—	—	—	—	779,500	(184,437)		595,563
Dividends on Series B and B1	—	—	—	—	—	—		(554,917)		(554,917)
Accretion of discount on Series B and B1	—	—	—	—	—	—		(457,853)		(457,853)
Net income (loss)	—	—	—	—	—	—		(2,258,622)	50,539	(2,208,083)
Balance on March 31, 2018	33,158,176	$33,158	453,567	$454	$31,568	$32	$68,693,980	$(43,272,129)	$449,544	$25,905,039

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(5,068,995)	$(2,208,083)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	143,063	145,971
Depreciation and amortization	1,737,013	1,694,099
Gain on sale of assets	(2,293)	(42,680)
Bad debt recovery	(303,796)	—
Increase in fair value of derivative warrant liability	1,705,094	431,751
Loss on commodity derivative contracts	759,767	456,402
Net cash settlements on commodity derivatives	(657,577)	(763,997)
Amortization of debt discount and deferred costs	143,477	143,477
Changes in operating assets and liabilities
Accounts receivable	(4,375,379)	51,694
Inventory	1,820,641	(1,807,783)
Prepaid expenses	1,173,298	(89,472)
Accounts payable	1,359,493	1,760,946
Accrued expenses	(408,686)	(614,230)
Other assets	(2,000)	(52,000)
Net cash used in operating activities	(1,976,880)	(893,905)
Cash flows from investing activities
Purchase of fixed assets	(774,897)	(490,361)
Proceeds from sale of fixed assets	10,000	75,230
Net cash used in investing activities	(764,897)	(415,131)
Cash flows from financing activities
Payments on finance leases	(23,382)	(908)
Line of credit (payments) proceeds, net	2,525,874	(352,139)
Proceeds from note payable	187,501	1,667,426
Payments on note payable	(1,021,239)	(1,058,254)
Net cash provided by financing activities	1,668,754	256,125
Net change in cash, cash equivalents and restricted cash	(1,073,023)	(1,052,911)
Cash, cash equivalents, and restricted cash at beginning of the period	2,849,831	1,105,787
Cash, cash equivalents, and restricted cash at end of period	$1,776,808	$52,876

SUPPLEMENTAL INFORMATION
Cash paid for interest	$602,732	$477,583
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B1 Preferred Stock into common stock	$149,914	$779,500
Accretion of discount on Series B and B1 Preferred Stock	$560,675	$642,290
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$406,795	$554,917

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 6, 2019 (the "Form 10-K"). The December 31, 2018 balance sheet was derived from the audited financial statements of our 2018 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2018 as reported in Form 10-K have been omitted.
Uses and Sources of Liquidity
The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, capital expenditures and for general corporate purposes, including debt repayment. The Company has incurred operating losses for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.
During 2018, the Company continued to face a challenging competitive environment and while it continues to focus on its overall profitability, including managing expenses, it reported a loss in 2018 and was required to fund cash used in operating activities with cash from investing and financing activities. Moving forward, the Company expects to generate additional liquidity from strategic initiatives including monetization of assets and raising funds from debt and equity financing transactions. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs.
We had a working capital deficit of $15,966,439 as of March 31, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decline in working capital from December 31, 2018 to March 31, 2019 is mainly due to the fact that our outstanding Credit Agreements are due February 1, 2020, which is within 12 months of March 31, 2019, and the current portion of the operating lease liability in connection with the implementation of the new lease accounting requirements.
Currently, to address the liquidity deficiency and operating losses, the Company is pursuing a number of actions, including: 1) seeking to obtain additional funds through public or private financing sources; 2) restructuring existing debts from creditors; 3) seeking to reduce operating costs; 4) minimizing projected capital costs for 2019; and 5) exploring opportunities to sell or lease non-income producing assets.
The Company’s historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. However, the Company believes it is probable that the actions discussed above will occur and mitigate the substantial doubt raised by its historical operating results and satisfy its estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt or equity financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the Company's Preferred Stock contains certain limitations on its ability to sell assets, which could impact the Company's ability to complete asset sale transactions or the Company's ability to use proceeds from those transactions to fund its operations. Therefore, any planned actions must take into account the ability to transact within any applicable restrictions under these agreements and securities. If the Company continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, it may be forced to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact the Company’s access to materials or services that are important to the operation of its business.

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

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$1,676,808	$52,876
Restricted cash	100,000	—
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$1,776,808	$52,876

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2019.

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

From time to time, our fuel oil customers in our black oil segment may request that we store product which they purchase from us in our facilities. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and will not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $37.8 million. The ASU did not have an impact on our consolidated results of operations or cash flows. Additional information and disclosures required by this new standard are contained in "Note 13. Leases".

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2019 and 2018 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	35%	28%	42%	13%
Customer 2	12%	12%	7%	3%

At March 31, 2019 and 2018 and for each of the three months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	42%	—%	—%	54%	—%	—%
Customer 2	15%	—%	—%	9%	—%	—%

The Company had no vendors that represented 10% of total purchases or payables for the three months ended March 31, 2019 and 2018.

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

NOTE 4. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$9,323,782	$—	$—	$9,323,782
Southern United States	23,491,405	2,858,621	3,646,904	29,996,930
	$32,815,187	$2,858,621	$3,646,904	$39,320,712
Sources of Revenue
Petroleum products	$32,815,187	$2,858,621	$1,211,515	$36,885,323
Metals	—	—	2,435,389	2,435,389
Total revenues	$32,815,187	$2,858,621	$3,646,904	$39,320,712

	Three Months Ended March 31, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$8,837,230	$—	$—	$8,837,230
Southern United States	23,400,016	5,675,241	3,455,708	32,530,965
	$32,237,246	$5,675,241	$3,455,708	$41,368,195
Sources of Revenue
Petroleum products	$32,237,246	$5,675,241	$377,142	$38,289,629
Metals	—	—	3,078,566	3,078,566
Total revenues	$32,237,246	$5,675,241	$3,455,708	$41,368,195

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts receivable trade	$14,231,953	$9,859,758
Allowance for doubtful accounts	(524,788)	(831,768)
Accounts receivable trade, net	$13,707,165	$9,027,990

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

Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any significant off balance sheet credit exposure related to its customers.

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source Holdings, LLC ("E-Source", provided that E-Source is no longer in operations and we no longer undertake dismantling, demolition, decommission and marine salvage services), entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us (not including E-Source).

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 12% at March 31, 2019.

The EBC Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. As a result, the debt is classified as a current liability at March 31, 2019.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the EBC Credit Agreement, the "Credit Agreements") with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At March 31, 2019, the maximum amount available to be borrowed was $2,862,056, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 2.49% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. As a result, the debt is classified as a current liability at March 31, 2019.
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
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of March 31, 2019 are $15,125,000 and $6,370,510, respectively. Since these agreements terminate on February 1, 2020, the debt is classified as a current liability at March 31, 2019.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $390,414 at March 31, 2019 and $999,152 at December 31, 2018.

Finance Leases

On March 1, 2018, the Company obtained one finance lease. Payments are $908 per month for three years and the amount of the finance lease obligation has been reduced to $19,922 at March 31, 2019.

On May 29, 2018, the Company obtained one finance lease. Payments are $26,305 per quarter for four years and the amount of the finance lease obligation has been reduced to $328,908 at March 31, 2019.

The Company's outstanding debt facilities as of March 31, 2019 and December 31, 2018 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,125,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	6,370,510	3,844,636
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	328,908	349,822
Well Fargo Equipment Lease	Finance Lease	March, 2018	March, 2021	$30,408	19,922	22,390
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	390,414	999,152
Total					22,234,754	20,566,000
Deferred finance cost, net					(478,256)	(621,733)
Total, net of deferred finance costs					$21,756,498	$19,944,267

Future contractual maturities of notes payable as of March 31, 2019 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$15,125,000	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	6,370,510	—	—	—	—	—
Tetra Capital Lease	87,263	93,336	99,832	48,477	—	—
Well Fargo Equipment Lease	10,169	9,753	—	—	—	—
Various institutions	390,414	—	—	—	—	—
Totals	21,983,356	103,089	99,832	48,477	—	—
Deferred finance costs, net	(478,256)	—	—	—	—	—
Totals, net of deferred finance costs	$21,505,100	$103,089	$99,832	$48,477	$—	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 excludes: 1) options to purchase 3,460,750 and 2,962,933 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,061 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,658,905 and 3,479,016 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 10,112,309 and 12,947,916 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 419,859 and 453,567 shares, respectively, of common stock, and 6) Series C Preferred Stock, which was convertible into 3,156,800 shares of common stock as of March 31, 2018.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Basic Earnings per Share
Numerator:
Net loss available to common shareholders	$(5,931,034)	$(3,455,829)
Denominator:
Weighted-average shares outstanding	40,195,925	33,063,732
Basic earnings per share	$(0.15)	$(0.10)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(5,931,034)	$(3,455,829)
Denominator:
Weighted-average shares outstanding	40,195,925	33,063,732
Effect of dilutive securities
Stock options and warrants	—	—
Preferred Stock A	—	—
Diluted weighted-average shares outstanding	40,195,925	33,063,732
Diluted earnings (loss) per share	$(0.15)	$(0.10)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2019, there were 40,270,981 common shares issued and outstanding.

During the three months ended March 31, 2019, the Company issued 96,160 shares of common stock in connection with the conversion of Series B1 Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

During the three months ended March 31, 2018, the Company issued 500,000 shares of common stock in connection with the conversion of Series B1 Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of March 31, 2019 and December 31, 2018, there were 419,859 shares and 419,859 shares of Series A Preferred Stock issued and outstanding, respectively. As of March 31, 2019 and December 31, 2018, there were 3,658,905 and 3,604,827 shares of Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2019 and December 31, 2018, there were 10,112,309 and 10,057,597 shares of Series B1 Preferred Stock issued and outstanding, respectively.
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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the three months ended March 31, 2019 and 2018:

	2019	2018
Balance at beginning of period	$8,900,208	$7,190,467
Plus: discount accretion	322,671	254,069
Plus: dividends in kind	167,642	139,186
Balance at end of period	$9,390,521	$7,583,722

The Series B Warrants and Series B1 Warrants were revalued at March 31, 2019 and December 31, 2018 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $3,186,786 and $1,481,692, respectively. At March 31, 2019, the Series B Warrants and Series B1 Warrants were valued at approximately $910,742 and $2,276,044, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 76%-100%, risk free interest rate of 2.34% (Series B Warrants) and 2.24% (Series B1 Warrants), and expected term of 1.50 years (Series B Warrants) and 2.50 years (Series B1 Warrants).
At March 31, 2019 and December 31, 2018, a total of $170,156 and $167,642 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended March 31, 2019 and 2018, we paid dividends in-kind in additional shares of Series B Preferred Stock of $167,642 and $139,186, respectively.

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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $13,603,109 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the three months ended March 31, 2019, and 2018:

	2019	2018
Balance at beginning of period	$13,279,755	$15,769,478
Less: conversions of shares to common	(119,768)	(595,563)
Plus: dividends in kind	235,360	281,527
Plus: discount accretion	207,762	203,784
Balance at end of period	$13,603,109	$15,659,226

As of March 31, 2019 and December 31, 2018, respectively, a total of $236,640 and $235,360 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended March 31, 2019 and 2018, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $235,360 and $281,527, respectively.

The following is an analysis of changes in the derivative liability for the three months ended September 30:

Level Three Roll-Forward
	2019	2018
Balance at beginning of period	$1,481,692	$2,245,408
Change in valuation of warrants	1,705,094	431,751
Balance at end of period	$3,186,786	$2,677,159

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three months ended March 31, 2019 and 2018 is as follows:

THREE MONTHS ENDED MARCH 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$32,815,187	$2,858,621	$3,646,904	$39,320,712

Income (loss) from operations	$(2,292,205)	$(403,014)	$86,828	$(2,608,391)

THREE MONTHS ENDED MARCH 31, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$32,237,246	$5,675,241	$3,455,708	$41,368,195

Income (loss) from operations	$(759,352)	$(343,385)	$86,240	$(1,016,497)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at March 31, 2019 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $66.4 million as of March 31, 2019 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated a pre-tax loss of approximately $5.0 million from January 1, 2019 through March 31, 2019.

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

The mark-to-market effects of these contracts as of March 31, 2019 and March 31, 2018, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

Three Months Ended March 31, 2019
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Apr. 2019- Jul. 2019	$62.67	80,000	$918,200
Swap	Apr. 2019- Jul. 2019	$81.14	80,000	$(519,120)
Futures	May. 2019- Jun. 2019	$82.87	65,000	$50,723

Three Months Ended March 31, 2018
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Jan. 2018- June 2018	$55.37	80,000	$(23,200)
Swap	Jan. 2018- June 2018	$81.59	80,000	$(35,448)
Futures	Jan. 2018- June 2018	$81.10	110,000	$(408,180)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2019	2018

	Crude oil swaps	$399,080	$48,724
	Crude oil futures	50,723	647,217

Derivative commodity asset (liability)		$449,803	$695,941

For the three months ended March 31, 2019 and 2018, we recognized $759,767 and $456,402 loss on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues, respectively.

NOTE 13. LEASES

Our significant accounting policies are detailed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2018.  Changes to our lease accounting policies as a result of adopting ASU 2016-02 are discussed below.

The Company has various lease agreements including leases of plant, facilities, railcar, and equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as operating or financing leases in our consolidated balance sheet.

Lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use secured incremental borrowing rates based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component. For certain equipment leases, such as freight car, vehicles and work equipment, the Company accounts for the lease and non-lease components as a single lease component.
Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and amortization and interest expense, respectively, on the consolidated income statements. Please see “Part I” - “Item 1. Financial Statements” - “Note 6. Line of Credit and Long-Term Debt” for details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the quarter ended March 2019.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $1.5 million during the first quarter of 2019 and is included in operating cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2019:

	Facilities	Equipment	Plant	Railcar	Total
Year 1	$806,465	$161,539	$4,060,417	$869,981	$5,898,402
Year 2	620,346	161,539	4,060,417	832,026	5,674,328
Year 3	513,007	134,646	4,060,417	285,686	4,993,756
Year 4	513,007	—	4,060,417	10,224	4,583,648
Year 5	399,000	—	4,060,417	—	4,459,417
Thereafter	2,948,750	—	36,231,850	—	39,180,600
Total lease payments	$5,800,575	$457,724	$56,533,935	$1,997,917	$64,790,151
Less: interest	(2,249,355)	(20,156)	(24,920,796)	(444,370)	(27,634,677)
Present value of lease liabilities	$3,551,220	$437,568	$31,613,139	$1,553,547	$37,155,474

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2019:

Remaining lease term and discount rate:	March 31, 2019
Weighted average remaining lease terms (years)
Lease facilities	5.44
Lease equipment	2.27
Lease plant	11.15
Lease railcar	1.84
Weighted average discount rate
Lease facilities	9.15%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of December 31, 2018. As a result, the lease renewal options and purchase options were not changed on implementation.
The purchase options are not expected to have a material impact on the lease obligation. There are several facility and plant leases which have lease renewal options from one to twenty years.
The largest facility lease has an initial term through 2032. That lease does not have an extension option. For the two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at March 31, 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 14. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of March 31, 2019, in-kind by way of the issuance of 54,889 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2019 and the issuance of 151,692 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2019. If converted in full, the 54,889 shares of Series B Preferred Stock would convert into 54,889 shares of common stock and the 151,692 shares of Series B1 Preferred Stock would convert into 151,692 shares of common stock.

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

•
risks associated with our outstanding preferred stock, including redemption obligations in connection therewith, restrictive covenants and our ability to redeem such securities when required pursuant to the terms of such securities;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete future acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	our ability to effectively manage our growth;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Part II", "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 6, 2019 (the "Annual Report").

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings (reports, proxy and information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” “SEC Filings” page of our website at www.vertexenergy.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending March 31, 2019, we aggregated approximately 105.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 76.7 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
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
Our Recovery division includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as metals which includes transportation and marine salvage services throughout the Gulf Coast.
Black Oil Division
Our Black Oil division is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 40 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 25 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We previously used our proprietary Thermal Chemical Extraction Process ("TCEP") technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing; provided that due to the current depressed value of oil, since the third quarter of fiscal 2015, (we have been utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock . In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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
Recovery Division
The Company’s Recovery Segment includes a generator solutions company for the proper recovery and management of hydrocarbon streams, the sales and marketing of Group III base oils and other petroleum-based products, together with the recovery and processing of metals.

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
RECOVERY - The Recovery division incurs cost of revenues relating to the purchase of hydrocarbon products, purchasing and receiving costs, inspection, and transporting of metals and other salvage and materials. Cost of revenues also includes broker’s fees, inspection and transportation costs.
Our cost of revenues is affected by changes in various commodity indices, including crude oil, natural gas, #6 oil and metals. For example, if the price for crude oil increases, the cost of solvent additives used in the production of blended oil products, and fuel cost for transportation cost from third party providers will generally increase. Similarly, if the price of crude oil falls, these costs may also decline.
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and other employee-related benefits for executive, administrative, legal, financial, and information technology personnel, as well as outsourced and professional services, rent, utilities, and related expenses at our headquarters, as well as certain taxes.

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco, Ygriega, and SES acquisitions, described in greater detail in the Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Set forth below are our results of operations for the three months ended March 31, 2019 as compared to the same period in 2018.

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2019	2018
Revenues	$39,320,712	$41,368,195	$(2,047,483)	(5)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	34,844,349	35,045,151	200,802	1%
Gross profit	4,476,363	6,323,044	(1,846,681)	(29)%

Selling, general and administrative expenses	5,347,741	5,645,442	297,701	5%
Depreciation and amortization	1,737,013	1,694,099	(42,914)	(3)%
Total operating expenses	7,084,754	7,339,541	254,787	3%

Income (loss) from operations	(2,608,391)	(1,016,497)	(1,591,894)	(157)%

Other income (expense):
Gain (loss) on asset sales	2,293	42,680	(40,387)	(95)%
Gain (loss) on change in value of derivative liability	(1,705,094)	(431,751)	(1,273,343)	(295)%
Interest expense	(757,803)	(802,515)	44,712	6%
Total other income (expense)	(2,460,604)	(1,191,586)	(1,269,018)	(106)%

Income (loss) before income tax	(5,068,995)	(2,208,083)	(2,860,912)	(130)%

Income tax benefit (expense)	—	—	—	—%

Net income (loss)	(5,068,995)	(2,208,083)	(2,860,912)	(130)%
Net income (loss) attributable to non-controlling interest	(105,431)	50,539	(155,970)	(309)%
Net income (loss) attributable to Vertex Energy, Inc.	$(4,963,564)	$(2,258,622)	$(2,704,942)	(120)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 5% for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to lower volumes during the three months ended March 31, 2019, compared to the same period in 2018. Total volume decreased 1% during the three months ended March 31, 2019 compared to the same period in 2018. Volumes were impacted as a result of lower production at our Marrero facility during the 2019 period. Gross profit decreased by 29% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was the result of our overall revenue decline due to finished product prices, and a slight decrease in volumes at our refining facilities.

Additionally, our per barrel margin decreased 29% for the three months ended March 31, 2019, relative to the three months ended March 31, 2018. This decrease was a result of the decline in our product spreads related to decreases in finished product prices, in addition to some increased operating costs around our Gulf Coast operations related to logistics and a small turnaround during the three months ended March 31, 2019, compared to the same period during 2018. The 1% decrease in cost of revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is mainly a result of the decrease in prices for some of the products we purchased during the period, as well as certain overhead operating expenses during the period, and the decline in volume described above.

Each of our segments’ income (loss) from operations during the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2019	2018
Total revenue	$32,815,187	$32,237,246	$577,941	2%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	29,341,525	26,969,978	(2,371,547)	(9)%
Gross profit (loss)	3,473,662	5,267,268	(1,793,606)	(34)%
Selling general and administrative expense	4,421,826	4,728,623	306,797	6%
Depreciation and amortization	1,344,041	1,297,997	(46,044)	(4)%
Loss from operations	$(2,292,205)	$(759,352)	$(1,532,853)	(202)%

Refining and Marketing Segment
Total revenue	$2,858,621	$5,675,241	$(2,816,620)	(50)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,551,537	5,239,532	2,687,995	51%
Gross profit (loss)	307,084	435,709	(128,625)	(30)%
Selling general and administrative expense	470,191	528,811	58,620	11%
Depreciation and amortization	239,907	250,283	10,376	4%
Loss from operations	$(403,014)	$(343,385)	$(59,629)	(17)%

Recovery Segment
Total revenue	$3,646,904	$3,455,708	$191,196	6%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,951,287	2,835,641	(115,646)	(4)%
Gross profit	695,617	620,067	75,550	12%
Selling general and administrative expense	455,724	388,008	(67,716)	(17)%
Depreciation and amortization	153,065	145,819	(7,246)	(5)%
Income from operations	$86,828	$86,240	$588	1%

Our Black Oil division's volume increased approximately 5% during the three months ended March 31, 2019 compared to the same period in 2018. This increase was due to improved operations specifically at our Heartland plant and increases in growth throughout our collection network. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 18% during the three months ended March 31, 2019 compared to the same period in 2018. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

Overall volumes of product sold decreased 1% for the three months ended March 31, 2019 versus the same period in 2018. This is important for our business as it illustrates our reach into the market.

Overall, commodity prices were somewhat flat for the three months ended March 31, 2019, compared to the same period in 2018. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2019 increased $7.24 per barrel from a three month average of $55.08 for the three months ended March 31, 2018 to $62.32 per barrel for the three months ended March 31, 2019. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended March 31, 2019 decreased $10.70 per barrel from a three month average of $77.56 for the three months ended March 31, 2018 to $66.86 per barrel for the three months ended March 31, 2019.

Overall volume for the Refining and Marketing division decreased 33% during the three months ended March 31, 2019 as compared to the same period in 2018. Our fuel oil cutter volumes decreased 59% for the three months ended March 31, 2019, compared to the same period in 2018. Our pygas volumes decreased 21% for the three months ended March 31, 2019 as compared to the same period in 2018. These were a result of decreases in volumes of feedstock to process. We are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 6% as a result of increased volumes and commodity prices, during the three months ended March 31, 2019, compared to the same period in 2018. Volumes of petroleum products acquired in our Recovery business were up 43% during the three months ended March 31, 2019, compared to the same period during 2018 as we continue to focus on volume growth in order to meet market demand. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 29% and our margin per barrel decreased approximately 29% for the three months ended March 31, 2019, compared to the same period in 2018. This decrease was largely a result of decreased finished product sale prices, slightly decreased volumes processed through our facilities along with the decline in spread related to lower finished product values and controlling feedstock costs and operational expenses during the quarter.

We had selling, general, and administrative expenses of $5,347,741 for the three months ended March 31, 2019, compared to $5,645,442 of selling, general, and administrative expenses for the prior year’s period, a decrease of $297,701 from the prior period, mainly due to recovery of bad debts previously reserved in our allowance for doubtful accounts.

We had loss from operations of $2,608,391 for the three months ended March 31, 2019, compared to a loss from operations of $1,016,497 for the three months ended March 31, 2018, an increase of $1,591,894 or 157% from the prior year’s three-month period.  The increase was due to a decrease in revenues resulting from a decline in market conditions specifically around our base oil finished product values and overall commodity price fluctuations, and lower volumes at our refining facilities, as well as increased operating expenses at our Gulf Coast operations related to the logistics around the Houston Ship Channel and Mississippi river which translated into an overall decrease in our gross profit.

We had interest expense of $757,803 for the three months ended March 31, 2019, compared to interest expense of $802,515 for the three months ended March 31, 2018, a decrease in interest expense of $44,712 or 6% from the prior period due to a lower amount of term debt outstanding during the three months ended March 31, 2019 related to investments being made at our refining facilities.

We had a $1,705,094 loss on change in value of derivative liability for the three months ended March 31, 2019, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a loss on change in the value of our derivative liability of $431,751 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock. This resulted in a significant non-cash charge to total loss.

We had a net loss of $5,068,995 for the three months ended March 31, 2019, compared to a net loss of $2,208,083 for the three months ended March 31, 2018, an increase in net loss of $2,860,912 or 130% from the prior period for the reasons described above. The majority of our net loss for the three months ended March 31, 2019, was attributable to the non-cash loss on change in value of derivative liability, and decline in market and commodity prices along with logistics issues.

During the three months ended March 31, 2019 and 2018, the processing costs for our Refining and Marketing division located at KMTEX were $511,046 and $523,389, respectively. In addition, we have provided the results of operations for this segment of our business below during the same three-month periods.

Three Months Ended March 31,
	Refining and Marketing
	2019	2018
Revenues	$2,858,621	$5,675,241

Loss from operations	$(403,014)	$(343,385)

The following table sets forth the high and low spot prices during the three months ended March 31, 2019, for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	February 22	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.93	March 26	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$67.11	February 20	$49.82	January 2
NYMEX Crude oil (dollars per barrel)	$60.14	March 29	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the three months ended March 31, 2018, for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.97	January 26	$1.64	February 12
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.95	March 26	$1.71	February 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$57.79	February 26	$51.30	February 9
NYMEX Crude oil (dollars per barrel)	$66.14	January 26	$59.19	February 13
Reported in Platt's US Marketscan (Gulf Coast)

We saw on average very little change during the first three months of 2019, in each of the benchmark commodities we track compared to the same period in 2018.

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

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first quarter of 2019, and fiscal years 2018 and 2017.

	Fiscal 2019	Fiscal 2018				Fiscal 2017
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$39,320,712	$41,801,748	$50,632,948	$46,917,770	$41,368,195	$41,345,248	$32,470,451	$36,912,779	$34,770,614
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	34,844,349	36,879,263	42,593,367	36,796,258	35,045,151	33,362,445	28,696,461	31,466,029	30,701,554
Gross Profit (loss)	4,476,363	4,922,485	8,039,581	10,121,512	6,323,044	7,982,803	3,773,990	5,446,750	4,069,060
Selling, general and administrative expenses	5,347,741	5,258,572	5,658,659	5,364,591	5,645,442	5,405,047	5,690,761	5,359,897	5,229,837
Depreciation and amortization	1,737,013	1,756,996	1,806,839	1,733,076	1,694,099	1,700,413	1,697,821	1,645,030	1,600,060
Total operating expenses	7,084,754	7,015,568	7,465,498	7,097,667	7,339,541	7,105,460	7,388,582	7,004,927	6,829,897
Income (loss) from operations	(2,608,391)	(2,093,083)	574,083	3,023,845	(1,016,497)	877,343	(3,614,592)	(1,558,177)	(2,760,837)
Other income (expense):
Interest income	—	—	—	659	—	—	1,519	2,277	1,952
Gain (loss) on change in value of warrant derivative liability	(1,705,094)	2,888,687	(2,169,133)	475,913	(431,751)	(556,318)	1,371,461	384,769	920,672
Gain (loss) on sale of assets	2,293	(5,970)	—	8,843	42,680	14,251	25,693	(26,399)	(13,100)
Interest expense	(757,803)	(833,084)	(798,800)	(847,456)	(802,515)	(794,668)	(733,459)	(618,448)	(1,336,487)
Total other income (expense)	(2,460,604)	2,049,633	(2,967,933)	(362,041)	(1,191,586)	(1,336,735)	665,214	(257,801)	(426,963)
Income (loss) before income taxes	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(459,392)	(2,949,378)	(1,815,978)	(3,187,800)
Income tax benefit (expense)	—	—	—	—	—	274,423	—	—	—
Net income (loss)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(184,969)	(2,949,378)	(1,815,978)	(3,187,800)
Net income (loss) attributable to non-controlling interest	(105,431)	157,883	(105,970)	131,736	50,539	200,418	34,554	51,528	8,607
Net income (loss)	$(4,963,564)	$(201,333)	$(2,287,880)	$2,530,068	$(2,258,622)	$(385,387)	$(2,983,932)	$(1,867,506)	$(3,196,407)

The graph below charts our total quarterly revenue over time from March 31, 2017 to March 31, 2019:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first quarter of 2019, and fiscal years 2018 and 2017.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2019	Fiscal 2018				Fiscal 2017
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$32,815,187	$32,730,540	$40,400,064	$38,469,131	$32,237,246	$30,441,750	$25,358,317	$27,384,402	$24,804,083
Cost of revenues	29,341,525	27,280,433	32,550,126	29,723,927	26,969,978	24,323,240	22,016,825	22,967,478	21,869,577
Gross profit	$3,473,662	$5,450,107	$7,849,938	$8,745,204	$5,267,268	$6,118,510	$3,341,492	$4,416,924	$2,934,506

Refining & Marketing
Revenues	$2,858,621	$5,553,741	$7,313,630	$4,392,870	$5,675,241	$4,660,406	$4,856,520	$5,186,358	$5,394,041
Cost of revenues	2,551,537	5,972,018	7,044,218	4,034,509	5,239,532	4,222,872	4,850,354	4,704,353	4,647,616
Gross profit (loss)	$307,084	$(418,277)	$269,412	$358,361	$435,709	$437,534	$6,166	$482,005	$746,425

Recovery
Revenues	$3,646,904	$3,517,467	$2,919,254	$4,055,769	$3,455,708	$6,243,092	$2,255,614	$4,342,019	$4,572,490
Cost of revenues	2,951,287	3,626,812	2,999,023	3,037,821	2,835,641	4,816,333	1,829,282	3,794,197	4,184,361
Gross profit (loss)	$695,617	$(109,345)	$(79,769)	$1,017,948	$620,067	$1,426,759	$426,332	$547,822	$388,129

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

We had total assets of $120,858,082 as of March 31, 2019, compared to $84,160,408 at December 31, 2018. The increase was mainly due to the implementation of the new lease accounting requirements during the three months ended March 31, 2019, which mandated the disclosure of right of use assets totaling an aggregate of $37,530,918 . These right of use assets disclosed on the balance sheet existed in prior periods as well, but were not, due to the then accounting requirements, treated as assets on our balance sheet. Without taking into account the right to use assets, our total assets would have been substantially similar at March 31, 2019 and December 31, 2018.

We had total current liabilities of $40,087,980 as of March 31, 2019, compared to $16,995,611 at December 31, 2018. This increase was largely due to the increase in current debt due to the fact that our outstanding Credit Agreements have a maturity date within 12 months of March 31, 2019. We had total liabilities of $74,798,800 as of March 31, 2019, including long-term debt, compared to total liabilities of $33,171,401 as of December 31, 2018. The increase in total liabilities was mainly in connection with the implementation of the new lease accounting requirements, which created a new line item on the balance sheet, operating lease liability, which totaled $37,155,474 as of March 31, 2019.

We had a working capital deficit of $15,966,439 as of March 31, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decline in working capital from December 31, 2018 to March 31, 2019 is mainly due to the fact that our outstanding Credit Agreements are due February 1, 2020, which is within 12 months of March 31, 2019.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $390,414 at March 31, 2019.

The Company's outstanding debt facilities as of March 31, 2019 and December 31, 2018 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,125,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	6,370,510	3,844,636
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	328,908	349,822
Well Fargo Equipment Lease	Finance Lease	March, 2018	March, 2021	$30,408	19,922	22,390
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	390,414	999,152
Total					22,234,754	20,566,000
Deferred finance costs, net					(478,256)	(621,733)
Total, net of deferred finance costs					$21,756,498	$19,944,267

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$15,125,000	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	6,370,510	—	—	—	—	—
Tetra Capital Lease	87,263	93,336	99,832	48,477	—	—
Well Fargo Equipment Lease	10,169	9,753	—	—	—	—
Various institutions	390,414	—	—	—	—	—
Totals	21,983,356	103,089	99,832	48,477	—	—
Deferred finance costs, net	(478,256)	—	—	—	—	—
Totals, net of deferred finance costs	$21,505,100	$103,089	$99,832	$48,477	$—	$—

Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Our outstanding EBC Credit Agreement and the Revolving Credit Agreement are described in greater detail under “Part I” - “Item 1. Financial Statements” - “Note 6. Line of Credit and Long-Term Debt” - “Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”.

The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of March 31, 2019 are $15,125,000 and $6,370,510, respectively. Since these agreements terminate on February 1, 2020, the debt is classified as a current liability at March 31, 2019.
Need for additional funding

Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these process costs and would depend on the location and site specifics of the facility.

The Company’s historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. However, the Company believes it is probable that the actions discussed above will occur and mitigate the substantial doubt raised by its historical operating results and satisfy its estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt or equity financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the Company’s Preferred Stock contains certain limitations on its ability to sell assets, which could impact the Company’s ability to complete asset sale transactions or the Company’s ability to use proceeds from those transactions to fund its operations. Therefore, any planned actions must take into account the ability to transact within any applicable restrictions under these agreements and securities. If the Company continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, it may be forced to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact the Company’s access to materials or services that are important to the operation of its business.

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

Cash flows for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Beginning cash, cash equivalents and restricted cash	$2,849,831	$1,105,787
Net cash provided by (used in):
Operating activities	(1,976,880)	(893,905)
Investing activities	(764,897)	(415,131)
Financing activities	1,668,754	256,125
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,073,023)	(1,052,911)
Ending cash, cash equivalents and restricted cash	$1,776,808	$52,876

Net cash used in operating activities was $1,976,880 for the three months ended March 31, 2019, as compared to net cash used in operating activities of $893,905 during the corresponding period in 2018. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the increase in cash used in operating activities for the three month period ended March 31, 2019, compared to the same period in 2018, was the decline in market and commodity prices.

Investing activities used cash of $764,897 for the three months ended March 31, 2019, as compared to having used $415,131 of cash during the corresponding period in 2018 due mainly to the purchase of fixed assets.

Financing activities provided cash of $1,668,754 for the three months ended March 31, 2019, as compared to providing cash of $256,125 during the corresponding period in 2018. Financing activities for the three months ended March 31, 2019 were comprised of note proceeds of approximately $187,500, offset by approximately $1.0 million used to pay down our long-term debt, and $2.5 million of proceeds from our line of credit. Financing activities for the three months ended March 31, 2018 were comprised of note proceeds of approximately $1.7 million, offset by approximately $1.0 million used to pay down our long-term debt, and $352,000 of payments on our line of credit.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. . (See “Part I” - “Item 1. Financial Statements” - “Note 1. Basis of Presentation and Nature of Operations” to the financial statements included herein).
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

From time to time, our fuel oil customers in our black oil segment may request that we store product which they purchase from us in our facilities. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2019.
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
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and will not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $37.8 million. The ASU did not have an impact on our consolidated results of operations or cash flows. Additional information and disclosures required by this new standard are contained in "Note 13. Leases".

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

Plan of Operations Moving Forward
Overall, we have seen our results of operations improve from April 1, 2019 through the filing of this report. Since the end of the quarter, both our Marrero and Heartland refineries have operated near peak capacity. Additionally, we instituted a 18% increase on our base oil products effective May 1, 2019, which we anticipate will positively affect second quarter revenues.

Moving forward, we intend to attempt to widen our used oil customer reach (historically 200 to 300 miles from our refineries) with our existing fleet of trucks in an attempt to become a more active consolidator of small used motor oil operations. We also plan to work to optimize our product slate toward high margin specialty petroleum products in growing end-markets.

We are currently in preliminary discussions regarding a potential project at our Myrtle Grove facility, which we believe, if successful, would position us to become one of the first large scale producers of Group III base oil in the U.S. Separately, we are in discussions regarding a potential project at our Baytown, Texas marine terminal. If we decide to move forward, that project could position us to produce low sulfur marine fuel that could be sold to tankers along the Houston ship channel. However, we will need to raise additional funding to complete the projects above, which may not be available on favorable terms, if at all. Currently, we are not a party to any binding agreements regarding either project and both projects would be subject to available funding and other typical risks of projects of their size.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risks primarily through borrowings under various bank facilities.  Interest on these facilities is based upon variable interest rates using LIBOR or Prime as the base rate.

At March 31, 2019, the Company had approximately $21.4 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (2.49% at March 31, 2019) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2018 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2018), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weakness

We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018, and others that may be implemented, will remediate this material weakness. However, this material weakness will not be considered formally remediated until controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We expect this to occur by the end of fiscal 2019.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 6, 2019, under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2018, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We will need to raise additional capital to meet the requirements of the terms and conditions of our Credit Agreements and the required redemption provisions of our Series B and B1 Preferred Stock and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our Credit Agreements, which amounts totaling $21,495,510 as of March 31, 2019, come due on February 1, 2020. Additionally, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $11.5 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $16.0 million in aggregate as of the date of this filing). We anticipate needing to raise additional funding to satisfy the amounts due under our Credit Agreements upon maturity and the redemption provisions of the Series B and B1 Preferred Stock and such funds may not be available when needed or may not be available on favorable terms. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts and/or redeem our preferred stock (pursuant to their terms), complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

Our consolidated financial statements, including our liabilities and statements of operations are subject to quarterly changes in our derivative accounting of our outstanding Series B and B1 Preferred Stock and warrants.

In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging and ASC 480-10-25, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders’ equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability is re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized which computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, our quoted stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, such as the trading value of our common stock and certain assumptions, which are outside of our control. Consequently, our liabilities and consolidated statements of operations may vary quarterly, based on factors other than the Company’s revenues and expenses. The liabilities and accounting line items associated with our derivative securities on our balance sheet and statement of operations are non-cash items, and the inclusion of such items in our financial statements may materially affect the outcome of our quarterly and annual results, even though such items are non-cash and do not affect the cash we have available for operations. Investors should take such derivative accounting matters and other non-cash items into account when comparing our quarter-to-quarter and year-to-year operating results and financial statements.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported above, as of March 31, 2019, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2019 and from the period from April 1, 2019 to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

For the period from January 1, 2019 to March 31, 2019, a total of approximately $170,156 of dividends accrued on our outstanding Series B Preferred Stock and for the period from January 1, 2019 to March 31, 2019, a total of approximately $236,640 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 54,889 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2019 and the issuance of 151,692 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2019. If converted in full, the 54,889 shares of Series B Preferred Stock would convert into 54,889 shares of common stock and the 151,692 shares of Series B1 Preferred Stock would convert into 151,692 shares of common stock.

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

From March 8, 2019 to March 14, 2019, a holder of our Series B1 Convertible Preferred Stock, converted 96,160 shares of our Series B1 Convertible Preferred Stock which they held into 96,160 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As a result of the conversions and other transactions described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 419,859 shares of common stock; 3,713,794 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,713,794 shares of common stock; 10,264,001 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 10,264,001 shares of common stock as of the date of this filing.

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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

3.1	Amended and Restated Bylaws		8-K	3.1	4/29/2019	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: May 7, 2019	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)