Form 10-Q
period 2019-06-30
Vertex Energy Inc.
filed 2019-08-07
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2019

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 40,349,406 shares of common stock are issued and outstanding as of August 6, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$498,219	$1,249,831
Restricted cash	100,007	1,600,000
Accounts receivable, net	11,500,507	9,027,990
Federal income tax receivable	205,818	137,212
Inventory	5,752,583	8,091,397
Derivative commodity asset	—	695,941
Prepaid expenses	1,494,198	2,740,541
Total current assets	19,551,332	23,542,912

Noncurrent assets
Fixed assets, at cost	68,950,111	66,762,388
Less accumulated depreciation	(22,243,716)	(19,874,896)
Fixed assets, net	46,706,395	46,887,492
Finance lease right-of-use assets	957,812	397,515
Operating lease right-of use assets	36,911,345	—
Intangible assets, net	11,666,613	12,578,519
Federal income tax receivable	68,605	137,211
Other assets	616,759	616,759
TOTAL ASSETS	$116,478,861	$84,160,408

	June 30, 2019	December 31, 2018
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$8,273,479	$8,791,529
Accrued expenses	2,347,998	2,535,347
Dividends payable	412,875	403,002
Finance lease liability-current	210,972	95,857
Operating lease liability-current	6,143,000	—
Current portion of long-term debt, net of unamortized finance costs	658,971	1,325,240
Derivative commodity liability	108,557	—
Revolving note	5,079,887	3,844,636
Total current liabilities	23,235,739	16,995,611
Long-term liabilities
Long-term debt, net of unamortized finance costs	14,000,000	14,402,179
Finance lease liability-long-term	720,602	276,355
Operating lease liability-long-term	30,768,345	—
Contingent consideration	—	15,564
Derivative warrant liability	2,440,769	1,481,692
Total liabilities	71,165,455	33,171,401

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,713,794 and 3,604,827 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively with a liquidation preference of $11,512,761 and $11,174,964 at June 30, 2019 and December 31, 2018, respectively.	9,904,054	8,900,208

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 10,264,001 and 10,057,597 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively with a liquidation preference of $16,011,842 and $15,689,851 at June 30, 2019 and December 31, 2018, respectively.	14,029,297	13,279,755
Total Temporary Equity	23,933,351	22,179,963
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 and 419,859 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively with a liquidation preference of $625,590 and $625,590 at June 30, 2019 and December 31, 2018, respectively.	420	420

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 40,346,906 and 40,174,821 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	40,347	40,175
Additional paid-in capital	75,599,525	75,131,122
Accumulated deficit	(55,105,156)	(47,800,886)
Total Vertex Energy, Inc. stockholders' equity	20,535,136	27,370,831
Non-controlling interest	844,919	1,438,213
Total Equity	21,380,055	28,809,044
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$116,478,861	$84,160,408

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$43,657,292	$46,917,770	$82,978,004	$88,285,965
Cost of revenues (exclusive of depreciation and amortization shown separately below)	36,515,421	36,796,258	71,359,770	71,841,409
Gross profit	7,141,871	10,121,512	11,618,234	16,444,556

Operating expenses:
Selling, general and administrative expenses	6,028,859	5,364,591	11,376,600	11,010,033
Depreciation and amortization	1,780,890	1,733,076	3,517,903	3,427,175
Total operating expenses	7,809,749	7,097,667	14,894,503	14,437,208
Income (loss) from operations	(667,878)	3,023,845	(3,276,269)	2,007,348
Other income (expense):
Interest income	1,918	659	1,918	659
Gain on sale of assets	29,150	8,843	31,443	51,523
Gain (loss) on change in value of derivative warrant liability	746,017	475,913	(959,077)	44,162
Interest expense	(738,972)	(847,456)	(1,496,775)	(1,649,971)
Total other income (expense)	38,113	(362,041)	(2,422,491)	(1,553,627)
Income (loss) before income tax	(629,765)	2,661,804	(5,698,760)	453,721
Income tax benefit (expense)	—	—	—	—
Net income (loss)	(629,765)	2,661,804	(5,698,760)	453,721
Net income (loss) attributable to non-controlling interest	(202,329)	131,736	(307,760)	182,275
Net income (loss) attributable to Vertex Energy, Inc.	(427,436)	2,530,068	$(5,391,000)	$271,446

Accretion of discount on Series B and B1 Preferred Stock	(532,925)	(556,214)	(1,093,600)	(1,198,504)
Dividends on Series B and B1 Preferred Stock	(412,875)	(534,680)	(819,670)	(1,089,597)
Net income (loss) available to common shareholders	$(1,373,236)	$1,439,174	$(7,304,270)	$(2,016,655)
Income (loss) per common share
Basic	$(0.03)	$0.03	$(0.18)	$(0.06)
Diluted	$(0.03)	$0.03	$(0.18)	$(0.06)
Shares used in computing earnings per share
Basic	40,294,870	33,300,456	40,245,671	33,182,748
Diluted	40,294,870	37,013,651	40,245,671	33,182,748

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

Six Months Ended June 30, 2019
	Common Stock		Series A Preferred
	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2019	40,174,821	$40,175	419,859	$420	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Share based compensation expense, total	—	—	—	—	143,063	—	—	143,063
Conversion of Series B1 Preferred stock to common	96,160	96	—	—	149,914	(30,242)	—	119,768
Dividends on Series B and B1	—	—	—	—	—	(406,795)	—	(406,795)
Accretion of discount on Series B and B1	—	—	—	—	—	(530,433)	—	(530,433)
Net income (loss)	—	—	—	—	—	(4,963,564)	(105,431)	(5,068,995)
Balance on March 31, 2019	40,270,981	$40,271	419,859	$420	$75,424,099	$(53,731,920)	$1,332,782	$23,065,652
Exercise of options to common	75,925	76	—	—	4,424	—	—	4,500
Share based compensation expense, total	—	—	—	—	171,002	—	—	171,002
Dividends on Series B and B1	—	—	—	—	—	(412,875)	—	(412,875)
Accretion of discount on Series B and B1	—	—	—	—	—	(532,925)	—	(532,925)
VRM LA distribution	—	—	—	—	—	—	(285,534)	(285,534)
Net income (loss)	—	—	—	—	—	(427,436)	(202,329)	(629,765)
Balance on June 30, 2019	40,346,906	$40,347	419,859	$420	$75,599,525	$(55,105,156)	$844,919	$21,380,055

Six Months Ended June 30, 2018
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$.001 Par	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2018	32,658,176	$32,658	453,567	$454	31,568	$32	$67,768,509	$(39,816,300)	$399,005	$28,384,358
Share based compensation expense, total	—	—	—	—	—	—	145,971	—	—	145,971
Conversion of Series B1 Preferred stock to common	500,000	500	—	—	—	—	779,500	(184,437)	—	595,563
Dividends on Series B and B1	—	—	—	—	—	—	—	(554,917)	—	(554,917)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(457,853)	—	(457,853)
Net income (loss)	—	—	—	—	—	—	—	(2,258,622)	50,539	(2,208,083)
Balance on March 31, 2018	33,158,176	$33,158	453,567	$454	31,568	$32	$68,693,980	$(43,272,129)	$449,544	$25,905,039
Exercise of options to common	241	—	—	—	—	—	—	—	—	—
Share based compensation expense, total	—	—	—	—	—	—	183,750	—	—	183,750
Conversion of Series A Preferred stock to common	33,708	34	(33,708)	(34)	—	—	—	—	—	—
Conversion of Series B Preferred stock to common	32,149	33	—	—	—	—	99,629	(36,700)	—	62,962
Conversion of Series B1 Preferred stock to common	133,264	133	—	—	—	—	207,759	(48,689)	—	159,203
Dividends on Series B and B1	—	—	—	—	—	—	—	(534,680)	—	(534,680)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(470,825)	—	(470,825)
Net income	—	—	—	—	—	—	—	2,530,068	131,736	2,661,804
Balance on June 30, 2018	33,357,538	$33,358	419,859	$420	31,568	$32	$69,185,118	$(41,832,955)	$581,280	$27,967,253

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income (loss)	$(5,698,760)	$453,721
Adjustments to reconcile net income (loss) to cash provided by operating activities
Stock based compensation expense	314,065	329,721
Depreciation and amortization	3,517,903	3,427,175
Gain on sale of assets	(31,443)	(51,523)
Contingent consideration reduction	(15,564)	—
Bad debt recovery	(360,926)	—
Increase in fair value of derivative warrant liability	959,077	(44,162)
Loss on commodity derivative contracts	1,069,778	1,212,087
Net cash settlements on commodity derivatives	(967,708)	(1,393,970)
Amortization of debt discount and deferred costs	286,954	290,746
Changes in operating assets and liabilities
Accounts receivable	(2,111,591)	(1,300,384)
Inventory	2,338,814	(2,156,895)
Prepaid expenses	1,948,771	687,156
Accounts payable	(518,050)	2,575,354
Accrued expenses	(187,349)	(628,120)
Other assets	—	(205,942)
Net cash provided by operating activities	543,971	3,194,964
Cash flows from investing activities
Acquisition of SES	—	(269,823)
Purchase of fixed assets	(2,419,599)	(1,570,094)
Proceeds from sale of fixed assets	86,846	85,230
Net cash used in investing activities	(2,332,753)	(1,754,687)
Cash flows from financing activities
Payments on finance leases	(61,638)	(10,797)
Proceeds from exercise of stock options	4,500	—
Distribution VRM LA	(285,534)	—
Line of credit (payments) proceeds, net	1,235,251	(816,797)
Proceeds from note payable	187,501	1,667,426
Payments on note payable	(1,542,903)	(1,667,066)
Net cash used in financing activities	(462,823)	(827,234)
Net change in cash, cash equivalents and restricted cash	(2,251,605)	613,043
Cash, cash equivalents, and restricted cash at beginning of the period	2,849,831	1,105,787
Cash, cash equivalents, and restricted cash at end of period	$598,226	$1,718,830

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,221,363	$1,126,362
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$—	$34
Conversion of Series B Preferred Stock into common stock	$—	$99,629
Conversion of Series B1 Preferred Stock into common stock	$149,914	$987,259
Accretion of discount on Series B and B1 Preferred Stock	$1,093,600	$1,198,504
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$819,670	$1,089,597
Equipment acquired under finance leases	$621,000	$450,098

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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
We had a working capital deficit of $3,684,407 as of June 30, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decline in working capital from December 31, 2018 to June 30, 2019, is mainly due to the current portion of the operating lease liability in connection with the implementation of the new lease accounting requirements.
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
On July 26, 2019, the Company obtained additional funds from a private source and extended credit terms with its lender. Please see “Note 14. Subsequent Events”, below, for details.

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

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$498,219	$1,618,830
Restricted cash	100,007	100,000
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$598,226	$1,718,830

The Company placed all the restricted cash in a money market account, to serve as collateral for payment of a credit card.

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2019.

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
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s unaudited consolidated balance sheets, net of valuation allowance. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s consolidated financial position and results of operations.

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
In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging and ASC 480-10-25, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders' equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized which computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, our quoted stock prices, strike price, risk-free interest rate and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.
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

Contingent Consideration

During the quarter ended June 30, 2019, the Company wrote off the remaining portion of the contingent consideration related to the July 2017 Ygriega Environmental Services, LLC ("Ygriega") acquisition earn-out due to the fact that collected oil gallons targets required for the payout of such earn-out, were not met.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and will not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $37.8 million. The ASU did not have an impact on our consolidated results of operations or cash flows. Additional information and disclosures required by this new standard are contained in "Note 13. Leases".

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2019 and 2018 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	31%	20%	42%	13%
Customer 2	17%	—%	2%	3%
Customer 3	11%	8%	9%	1%
Customer 4	7%	14%	—%	—%
Customer 5	4%	10%	5%	18%

At June 30, 2019 and 2018 and for each of the six months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	36%	—%	—%	53%	—%	—%
Customer 2	20%	—%	—%	3%	—%	—%
Customer 3	12%	—%	—%	11%	—%	—%
Customer 4	8%	—%	—%	—%	—%	—%
Customer 5	4%	—%	—%	6%	—%	—%

The Company had no vendors that represented 10% of total purchases or payables for the three and six months ended June 30, 2019 and 2018.

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

NOTE 4. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$9,880,565	$—	$—	$9,880,565
Southern United States	28,027,246	3,277,402	2,472,079	33,776,727
	$37,907,811	$3,277,402	$2,472,079	$43,657,292
Sources of Revenue
Petroleum products	$37,907,811	$3,277,402	$642,596	$41,827,809
Metals	—	—	1,829,483	1,829,483
Total revenues	$37,907,811	$3,277,402	$2,472,079	$43,657,292

	Six Months Ended June 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$19,204,348	$—	$—	$19,204,348
Southern United States	51,518,650	6,136,023	6,118,983	63,773,656
	$70,722,998	$6,136,023	$6,118,983	$82,978,004
Sources of Revenue
Petroleum products	$70,722,998	$6,136,023	$1,854,113	$78,713,134
Metals	—	—	4,264,870	4,264,870
Total revenues	$70,722,998	$6,136,023	$6,118,983	$82,978,004

	Three Months Ended June 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$10,115,827	$—	$—	$10,115,827
Southern United States	28,353,304	4,392,870	4,055,769	36,801,943
	$38,469,131	$4,392,870	$4,055,769	$46,917,770
Sources of Revenue
Petroleum products	$38,469,131	$4,392,870	$683,270	$43,545,271
Metals	—	—	3,372,499	3,372,499
Total revenues	$38,469,131	$4,392,870	$4,055,769	$46,917,770

	Six Months Ended June 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$18,953,057	$—	$—	$18,953,057
Southern United States	51,753,320	10,068,111	7,511,477	69,332,908
	$70,706,377	$10,068,111	$7,511,477	$88,285,965
Sources of Revenue
Petroleum products	$70,706,377	$10,068,111	$1,060,412	$81,834,900
Metals	—	—	6,451,065	6,451,065
Total revenues	$70,706,377	$10,068,111	$7,511,477	$88,285,965

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts receivable trade	$11,966,601	$9,859,758
Allowance for doubtful accounts	(466,094)	(831,768)
Accounts receivable trade, net	$11,500,507	$9,027,990

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

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source Holdings, LLC ("E-Source", provided that E-Source is no longer in operations and we no longer undertake dismantling, demolition, decommission and marine salvage services), entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us.

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 12% at June 30, 2019.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the EBC Credit Agreement, the "Credit Agreements") with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At June 30, 2019, the maximum amount available to be borrowed was $2,902,448, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 2.44% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
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
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of June 30, 2019 are $14,900,000 and $5,079,887, respectively.

Credit Agreement Amendments

On July 25, 2019, (a) EBC, the EBC Lenders, and Vertex Operating, entered into a Third Amendment and Limited Waiver to Credit Agreement, effective on July 26, 2019, pursuant to which the Lenders agreed to amend that certain Credit Agreement dated as of February 1, 2017, as amended to date; and (b) the EBC Lenders and Vertex Operating entered into a Third Amendment and Limited Waiver to ABL Credit Agreement pursuant to which the Lenders agreed to amend that certain ABL Credit Agreement dated as of February 1, 2017, as amended to date (collectively, the “Waivers”). The Waivers amended the credit agreements to: extend the due date of amounts owed thereunder from February 1, 2020 to February 1, 2021; to increase the amount of permitted indebtedness allowable thereunder from $500,000 to $750,000; to increase the amount of capital expenditures we are authorized to make in fiscal 2019 from $3 million to $3.5 million, and to set the amount of capital expenditures we are authorized to make in fiscal 2020 and thereafter at $3 million; and to decrease the minimum amount of availability required under the credit agreements to $1.5 million at any time from July 26, 2019 to August 31, 2019, and $2 million at any time thereafter. The Waivers also provided for waivers by the lenders of certain restrictions in the credit agreements which would have prevented us from consummating the transactions contemplated by the MG Purchase Agreement and Heartland Purchase Agreement (each defined below under Note 14), subject to certain conditions, including us paying at least $1.1 million to the lenders from the amount received pursuant to the MG Purchase Agreement (which amount has been paid to date) and at least $9 million (unless otherwise agreed by the lenders) of the amount to be received by us pursuant to terms of the Heartland Purchase Agreement, in the event the transactions contemplated by such agreement closes, to the lenders.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $93,751 at June 30, 2019 and $999,152 at December 31, 2018.

Finance Leases

On March 1, 2018, the Company obtained one finance lease. Payments are $908 per month for three years and the amount of the finance lease obligation has been reduced to $17,425 at June 30, 2019.

On May 29, 2018, the Company obtained one finance lease. Payments are $26,305 per quarter for four years and the amount of the finance lease obligation has been reduced to $307,641 at June 30, 2019.

During April and May 2019, the Company obtained five finance leases. Payments are approximately $11,710 per month for five years and the amount of the finance lease obligation has been reduced to $606,508 at June 30, 2019.

The Company's outstanding debt facilities as of June 30, 2019 and December 31, 2018 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$14,900,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	5,079,887	3,844,636
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	606,508	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	307,641	349,822
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	17,425	22,390
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	93,751	999,152
Total					21,005,212	20,566,000
Deferred finance cost, net					(334,780)	(621,733)
Total, net of deferred finance costs					$20,670,432	$19,944,267

Future contractual maturities of notes payable as of June 30, 2019 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$14,000,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	5,079,887	—	—	—	—	—
Well Fargo Equipment Lease- Ohio	111,939	117,834	124,041	130,575	122,119
Tetra Capital Lease	88,743	94,919	123,979	—	—	—
Well Fargo Equipment Lease- VRM LA	10,290	7,135	—	—	—	—
Various institutions	93,751	—	—	—	—	—
Totals	6,284,610	14,219,888	248,020	130,575	122,119	—
Deferred finance costs, net	(334,780)	—	—	—	—	—
Totals, net of deferred finance costs	$5,949,830	$14,219,888	$248,020	$130,575	$122,119	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended June 30, 2019 and 2018 excludes: 1) options to purchase 3,878,632 and 3,466,714 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,356,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,713,794 and 3,499,059 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 10,264,001 and 13,105,989 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 of common stock as of June 30, 2019. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the six months ended June 30, 2019 and 2018 excludes: 1) options to purchase 3,978,795 and 3,603,250 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,713,794 and 3,499,059 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 10,264,001 and 13,105,989 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 419,859 and 419,859 shares, respectively, of common stock, and 6) Series C Preferred Stock, which was convertible into 3,156,800 shares of common stock as of June 30, 2018.

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, our Series A Preferred Stock, Series C Preferred Stock, and Series B and B1 Preferred Stock are considered participating securities. Basic earnings per common share are calculated by dividing the net income, adjusted for preferred dividends and income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilutions that would occur if any potential dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method of two-class method. Other potentially dilutive securities include preferred stock, stock options and warrants, and restricted stock. These are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. During the periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Basic Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(1,373,236)	$1,439,174	$(7,304,270)	$(2,016,655)
Less allocation of dividends to participating securities	—	(543,698)	—	—
Total	(1,373,236)	895,476	(7,304,270)	(2,016,655)
Denominator:
Weighted-average shares outstanding	40,294,870	33,300,456	40,245,671	33,182,748
Basic earnings (loss) per share	$(0.03)	$0.03	$(0.18)	$(0.06)

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(1,373,236)	$1,439,174	$(7,304,270)	$(2,016,655)
Less diluted allocation of dividends to participating securities	—	(446,158)	—	—
Total	(1,373,236)	993,016	(7,304,270)	(2,016,655)
Denominator:
Weighted-average shares outstanding	40,294,870	33,300,456	40,245,671	33,182,748
Effect of dilutive securities
Stock options and warrants	—	136,536	—	—
Preferred Stock A	—	419,859	—	—
Preferred Stock C	—	3,156,800	—	—
Diluted weighted-average shares outstanding	40,294,870	37,013,651	40,245,671	33,182,748
Diluted earnings (loss) per share	$(0.03)	$0.03	$(0.18)	$(0.06)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2019, there were 40,346,906 common shares issued and outstanding.

During the six months ended June 30, 2019, the Company issued 96,160 shares of common stock in connection with the conversion of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 75,925 shares of common stock in connection with the exercise of options.

During the six months ended June 30, 2018, the Company issued 699,121 shares of common stock in connection with the conversion of Series B, Series B1, and Series A Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 241 shares of common stock in connection with the exercise of options.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of June 30, 2019 and December 31, 2018, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2019 and December 31, 2018, there were 3,713,794 and 3,604,827 shares of Series B Preferred Stock issued and outstanding, respectively. As of June 30, 2019 and December 31, 2018, there were 10,264,001 and 10,057,597 shares of Series B1 Preferred Stock issued and outstanding, respectively.
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

The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020, subject to the terms of the Series B Preferred Stock designation and compliance with applicable law.

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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the six months ended June 30, 2019 and 2018:

	2019	2018
Balance at beginning of period	$8,900,208	$7,190,467
Less: conversions of shares to common	—	(62,973)
Plus: discount accretion	666,048	525,664
Plus: dividends in kind	337,798	278,372
Balance at end of period	$9,904,054	$7,931,530

The Series B Warrants and Series B1 Warrants were revalued at June 30, 2019 and December 31, 2018 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $2,440,769 and $1,481,692, respectively. At June 30, 2019, the Series B Warrants and Series B1 Warrants were valued at approximately $556,339 and $1,884,430, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-100%, risk free interest rate of 1.84% (Series B Warrants) and 1.73% (Series B1 Warrants), and expected term of 1.50 years (Series B Warrants) and 2.50 years (Series B1 Warrants).
At June 30, 2019 and December 31, 2018, a total of $172,704 and $167,642 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended June 30, 2019 and 2018, we paid dividends in-kind in additional shares of Series B Preferred Stock of $170,156 and $139,186, respectively.

Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available), cash, or in-kind in Series B1 Preferred Stock at $1.56 per share.

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends, on June 24, 2020, subject to the terms of the Series B Preferred Stock designation and compliance with applicable law.

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the three months ended June 30, 2019, and 2018:

	2019	2018
Balance at beginning of period	$13,279,755	$15,769,478
Less: conversions of shares to common	(119,768)	(754,766)
Plus: dividends in kind	472,000	683,044
Plus: discount accretion	397,310	403,014
Balance at end of period	$14,029,297	$16,100,770

As of June 30, 2019 and December 31, 2018, respectively, a total of $240,171 and $235,360 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended June 30, 2019 and 2018, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $236,640 and $401,517, respectively.

The following is an analysis of changes in the derivative liability for the six months ended June 30:

Level Three Roll-Forward
	2019	2018
Balance at beginning of period	$1,481,692	$2,245,408
Change in valuation of warrants	959,077	(44,162)
Balance at end of period	$2,440,769	$2,201,246

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and six months ended June 30, 2019 and 2018 is as follows:

THREE MONTHS ENDED JUNE 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$37,907,811	$3,277,402	$2,472,079	$43,657,292

Income (loss) from operations	$125,851	$(132,408)	$(661,321)	$(667,878)

THREE MONTHS ENDED JUNE 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$38,469,131	$4,392,870	$4,055,769	$46,917,770

Income (loss) from operations	$2,969,532	$(357,656)	$411,969	$3,023,845

SIX MONTHS ENDED JUNE 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$70,722,998	$6,136,023	$6,118,983	$82,978,004

Loss from operations	$(2,166,354)	$(535,422)	$(574,493)	$(3,276,269)

SIX MONTHS ENDED JUNE 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$70,706,377	$10,068,111	$7,511,477	$88,285,965

Income (loss) from operations	$2,210,180	$(701,040)	$498,208	$2,007,348

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at June 30, 2019 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $65.9 million as of June 30, 2019 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated a pre-tax loss of approximately $5.4 million from January 1, 2019 through June 30, 2019.

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

The mark-to-market effects of these contracts as of June 30, 2019 and December 31, 2018, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of June 30, 2019
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Jul. 2019- Nov. 2019	$54.40	150,000	$(216,400)
Swap	Jul. 2019- Nov. 2019	$79.08	150,000	$265,020
Futures	Jul. 2019- Aug. 2019	$81.45	45,000	$(157,177)

As of December 31, 2018
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2018-Feb. 2019	$48.78	60,000	$(1,048,400)
Swap	Dec. 2018-Feb. 2019	$68.69	60,000	$1,097,124
Futures	Feb. 2019-Mar. 2019	$70.42	69,000	$394,317
Futures	Dec. 2018-Feb. 2019	$45.41	30,000	$252,900

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2019	2018

	Crude oil swaps	$48,620	$48,724
	Crude oil futures	(157,177)	647,217

Derivative commodity asset (liability)		$(108,557)	$695,941

For the three months ended June 30, 2019 and 2018, we recognized a $310,011 and $755,685 loss on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues, respectively. For the six months ended June 30, 2019 and 2018, we recognized a $1,069,778 and $1,212,087 loss on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues, respectively.

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
Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and amortization and interest expense, respectively, on the unaudited consolidated statements of operations. Total finance lease costs for the three and six months ended June 30, 2019 were $47,075 and $74,793, respectively. Please see “Part I” - “Item 1. Financial Statements” - “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and six months ended June 30, 2019. Total operating lease costs for the three and six months ended June 30, 2019 were $1.6 million and $3.1 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities was $1.0 million during the six months ended June 30, 2019 and is included in operating cash flows. Cash paid for amounts included in finance lease was $61,638 during the six months ended June 30, 2019 and is included in financing cash flows.

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2019:

	Facilities	Equipment	Plant	Railcar	Total
Year 1	$767,133	$161,539	$4,060,417	$1,153,911	$6,143,000
Year 2	541,970	161,539	4,060,417	815,916	5,579,842
Year 3	413,512	107,723	4,060,417	204,606	4,786,258
Year 4	324,000	—	4,060,417	8,946	4,393,363
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,525,000	—	35,555,115	—	38,080,115
Total lease payments	$4,871,615	$430,801	$55,857,200	$2,183,379	$63,342,995
Less: interest	(1,803,111)	(33,654)	(24,431,399)	(163,486)	(26,431,650)
Present value of lease liabilities	$3,068,504	$397,147	$31,425,801	$2,019,893	$36,911,345

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2019:

Remaining lease term and discount rate:	June 30, 2019
Weighted average remaining lease terms (years)
Lease facilities	5.76
Lease equipment	2.67
Lease plant	13.76
Lease railcar	1.87
Weighted average discount rate
Lease facilities	9.10%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
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
The largest facility lease has an initial term through 2032. That lease does not have an extension option. For the two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at June 30, 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

NOTE 14. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of June 30, 2019, in-kind by way of the issuance of 55,711 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2019 and the issuance of 153,956 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2019. If converted in full, the 55,711 shares of Series B Preferred

Stock would convert into 55,711 shares of common stock and the 153,956 shares of Series B1 Preferred Stock would convert into 153,956 shares of common stock.

Common Stock Option Exercise

On July 20, 2019, the Company issued 2,500 shares of common stock in connection with a cash exercise of options.

Myrtle Grove Share Purchase and Subscription Agreement

On July 26, 2019 (the “Closing Date”), Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“MG SPV”), Vertex Energy Operating LLC (“Vertex Operating”, our wholly-owned subsidiary), Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), and solely for the purposes of the MG Guaranty (defined below), we entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).

Prior to entering into the MG Share Purchase, Vertex Operating’s wholly-owned subsidiary, Vertex Refining LA, LLC, (“Vertex LA”), transferred all of the operating assets owned by it and related to the planned development of the MG Refinery (as defined below), which the parties agreed had a fair market value of $22,666,667, to MG SPV in consideration for 21,667 Class A Units and 1,000 Class B Units of MG SPV, which units were distributed to Vertex Operating. At the closing of the MG Share Purchase (on the Closing Date), Vertex Operating sold 1,000 of the Class B Units to Tensile-MG for consideration of $1 million and Tensile-MG, purchased an additional 3,000 Class B Units directly from MG SPV for $3 million (less Tensile’s fees and expenses incurred in connection with the transaction, not to exceed $850,000).

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15.58% ownership interest in MG SPV, which in turn now owns the Company’s Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”).

We are required to use all proceeds we received from the sale of the Class B Units to pay down the EBC Credit Agreement, which amount we have paid to date.

The MG Share Purchase includes customary representations and warranties and requires Myrtle-Grove SPV to indemnify Tensile-MG (and its related parties), Vertex Operating to indemnify Tensile-MG (and its related parties), and Tensile-MG to indemnify the Company (and its related parties), against various matters (subject to minimum losses being incurred by Myrtle-Grove SPV (and its related parties, as applicable) of $226,000 and a maximum liability by Myrtle-Grove SPV for all losses of Myrtle-Grove SPV of $3,400,000, subject to certain exceptions). Additionally, Myrtle-Grove SPV’s maximum indemnification liability under the agreement is not to exceed $4 million, except in the case of fraud, intentional misrepresentation or criminal activity.

The MG Share Purchase also provided for a guarantee by the Company to Tensile-MG of the payment obligations of Myrtle-Grove SPV and Vertex Operating as set forth in the MG Share Purchase, including the indemnification rights summarized above (the “MG Guaranty”).

In connection with the closing of the MG Share Purchase, MG SPV, Vertex Operating and the Company entered into an environmental remediation and indemnity agreement, whereby we agreed to indemnify and hold Tensile-MG harmless against certain environmental liabilities.

On the Closing Date, and as a required term of the closing of the MG Share Purchase, Tensile entered into a Subscription Agreement dated July 25, 2019, and effective on July 26, 2019, in favor of the Company (the “Subscription Agreement”), pursuant to which it subscribed to purchase (a) 1,500,000 shares of our common stock (the “Tensile Shares”), and (b) warrants to purchase 1,500,000 shares of our common stock, which were documented by a Common Stock Purchase Warrant (the “Warrants” and the shares of common stock issuable upon exercise thereof, the “Warrant Shares”) in consideration for $2.22 million or $1.48 per share and warrant.
The Warrants have an exercise price of $2.25 per share and a term of ten years. The Warrants also include a beneficial ownership limitation which prohibits Tensile from exercising any Warrants, if upon such exercise, Tensile, together with its affiliates, would, subject to limited exceptions, beneficially own in excess of 4.999% of the number of shares of our common stock outstanding immediately after the exercise. Tensile may elect to change this beneficial ownership limitation from 4.999% to up to 9.999% of the number of shares of our common stock outstanding immediately after the exercise upon 61 days’ prior written notice to us.

In connection with the subscription, we and Tensile entered into a Registration Rights and Lock-Up Agreement dated July 25, 2019 (the “Lock-Up Agreement”), pursuant to which we agreed to use commercially reasonable efforts to register the Tensile Shares and Warrant Shares prior to end of the Initial Lock-Up (defined below) and Tensile agreed to not sell any of the Tensile Shares or Warrant Shares for a period of one year following the Closing Date (the “Initial Lock-Up”) and to sell no more than 300,000 of such Tensile Shares and Warrant Shares in any 90 day period during the four years thereafter (the “Volume Limitations”), each, subject to certain exemptions set forth therein.

The Initial Lock-Up, but not the Volume Limitation, terminates if (i) the Heartland Closing does not occur by June 30, 2020 and/or (ii) if our common stock is not traded on Nasdaq or a similar market for a period of more than five consecutive trading days. Upon any termination of the Initial Lock-Up pursuant to the preceding sentence, in the event Tensile holds any Tensile Shares, Warrant Shares or any Warrants, we are required to disclose publicly all material nonpublic information disclosed to Tensile prior to the date of such termination.

The Heartland Closing requires the placement of our Heartland refinery into a standalone SPV, similar to what we have done with Myrtle Grove. Under the terms of that transaction, if closed, Tensile will acquire a 65% interest in the Heartland SPV, while the Company will retain a 35% stake and the Company will receive $13.5 million of non-recourse cash to our balance sheet.

Encina Credit Agreement Amendments

In connection with the transactions contemplated by the MG Share Purchase, the Company amended its EBC Credit Agreement and Revolving Credit Agreement, as further described in Note 6.

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

•
risks associated with our outstanding preferred stock, including redemption obligations in connection therewith, restrictive covenants and our ability to redeem such securities when required pursuant to the terms of such securities and applicable law;

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

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“VRM LA” means Vertex Recovery Management LA, LLC, the Company’s indirect wholly-owned subsidiary.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending June 30, 2019, we aggregated approximately 96.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 76.3 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process ("TCEP") (which is currently not in operation) and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces VGO and our Myrtle Grove re-refining complex in Belle Chasse, Louisiana in May 2014.
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
Black Oil Division
Our Black Oil division is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 41 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 29 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We previously used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing; provided that due to the current depressed value of oil, since the third quarter of fiscal 2015, we have been utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock. In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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
Base Oil
An oil to which other oils or substances are added to produce a lubricant. Typically, the main substance in lubricants and base oils is refined from crude oil.
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
Recent Events
On July 26, 2019, we affected certain transactions with Tensile and its affiliates, described in greater detail in the Current Report on Form 8-K which we filed on July 31, 2019, and summarized in “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 14. Subsequent Events”.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Set forth below are our results of operations for the three months ended June 30, 2019 as compared to the same period in 2018.

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2019	2018
Revenues	$43,657,292	$46,917,770	$(3,260,478)	(7)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	36,515,421	36,796,258	280,837	1%
Gross profit	7,141,871	10,121,512	(2,979,641)	(29)%

Selling, general and administrative expenses	6,028,859	5,364,591	(664,268)	(12)%
Depreciation and amortization	1,780,890	1,733,076	(47,814)	(3)%
Total operating expenses	7,809,749	7,097,667	(712,082)	(10)%

Income (loss) from operations	(667,878)	3,023,845	(3,691,723)	(122)%

Other income (expense):
Interest income	1,918	659	1,259	191%
Gain on asset sales	29,150	8,843	20,307	230%
Gain on change in value of derivative liability	746,017	475,913	270,104	57%
Interest expense	(738,972)	(847,456)	108,484	13%
Total other income (expense)	38,113	(362,041)	400,154	111%

Income (loss) before income tax	(629,765)	2,661,804	(3,291,569)	(124)%

Income tax benefit (expense)	—	—	—	—%

Net income (loss)	(629,765)	2,661,804	(3,291,569)	(124)%
Net income (loss) attributable to non-controlling interest	(202,329)	131,736	(334,065)	(254)%
Net income (loss) attributable to Vertex Energy, Inc.	$(427,436)	$2,530,068	$(2,957,504)	(117)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 7% for the three months ended June 30, 2019, compared to the same period in 2018, due primarily to lower commodity prices during the three months ended June 30, 2019, compared to the same period in 2018. Total volume increased 2% during the three months ended June 30, 2019 compared to the same period in 2018. Volumes were impacted as a result of trading opportunities in our Black Oil division which allowed us to sell some additional volumes. Gross profit decreased by 29% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was the result of our overall revenue decline due to finished product prices, a decrease in volumes at our Marrero facility and increased costs related to a turn around at our Heartland facility, as well as lower production and increased operating costs at our metals facilities.

Additionally, our per barrel margin decreased 29% for the three months ended June 30, 2019, relative to the three months ended June 30, 2018. This decrease was a result of the decline in our product spreads related to decreases in finished product prices, in addition to some increased operating costs around our Gulf Coast operations related to our metals business during the three months ended June 30, 2019, compared to the same period during 2018. The 1% decrease in cost of revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is mainly a result of the lower production volumes at our Marrero facility during the period, as well as certain overhead operating expenses during the period.

Each of our segments’ income (loss) from operations during the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2019	2018
Total revenue	$37,907,811	$38,469,131	$(561,320)	(1)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31,368,939	29,723,927	(1,645,012)	(6)%
Gross profit	6,538,872	8,745,204	(2,206,332)	(25)%
Selling general and administrative expense	5,037,708	4,448,792	(588,916)	(13)%
Depreciation and amortization	1,375,313	1,326,880	(48,433)	(4)%
Income from operations	$125,851	$2,969,532	$(2,843,681)	(96)%

Refining and Marketing Segment
Total revenue	$3,277,402	$4,392,870	$(1,115,468)	(25)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,705,031	4,034,509	1,329,478	33%
Gross profit	572,371	358,361	214,010	60%
Selling general and administrative expense	459,600	456,148	(3,452)	(1)%
Depreciation and amortization	245,179	259,869	14,690	6%
Loss from operations	$(132,408)	$(357,656)	$225,248	63%

Recovery Segment
Total revenue	$2,472,079	$4,055,769	$(1,583,690)	(39)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,441,451	3,037,821	596,370	20%
Gross profit	30,628	1,017,948	(987,320)	(97)%
Selling general and administrative expense	531,551	459,652	(71,899)	(16)%
Depreciation and amortization	160,398	146,327	(14,071)	(10)%
Income (loss) from operations	$(661,321)	$411,969	$(1,073,290)	(261)%

Our Black Oil division's volume increased approximately 7% during the three months ended June 30, 2019 compared to the same period in 2018. This increase was due to improved operations specifically at our Heartland plant and increases in growth throughout our collection network. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 21% during the three months ended June 30, 2019 compared to the same period in 2018. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

Overall volumes of product sold increased 2% for the three months ended June 30, 2019 versus the same period in 2018. This is important for our business as it illustrates our reach into the market.

Overall, commodity prices were down for the three months ended June 30, 2019, compared to the same period in 2018. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2019 decreased $1.21 per barrel from a three month average of $62.36 for the three months ended June 30, 2018 to $61.15 per barrel for the three months ended June 30, 2019. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended June 30, 2019 decreased $6.91 per barrel from a three month average of $85.77 for the three months ended June 30, 2018 to $78.86 per barrel for the three months ended June 30, 2019.

Overall volume for the Refining and Marketing division decreased 18% during the three months ended June 30, 2019 as compared to the same period in 2018. Our fuel oil cutter volumes decreased 55% for the three months ended June 30, 2019, compared to the same period in 2018. Our pygas volumes increased 40% for the three months ended June 30, 2019 as compared to the same period in 2018. Our gasoline blendstock volumes decreased 100% for the three months ended June 30, 2019 as compared to the same period in 2018, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 39% as a result of decreased volumes and commodity prices, during the three months ended June 30, 2019, compared to the same period in 2018. Volumes of petroleum products acquired in our Recovery business were down 2% during the three months ended June 30, 2019, compared to the same period during 2018, we continue to focus on volume growth in this division. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

We had selling, general, and administrative expenses of $6,028,859 for the three months ended June 30, 2019, compared to $5,364,591 of selling, general, and administrative expenses for the prior year’s period, an increase of $664,268 from the prior period, mainly due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expense, and insurance expense related to the expansion of trucking operations and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction.

We had loss from operations of $667,878 for the three months ended June 30, 2019, compared to income from operations of $3,023,845 for the three months ended June 30, 2018, a decrease of $3,691,723 or 122% from the prior year’s three-month period. The decrease was due to a decrease in revenues resulting from a decline in market conditions specifically around our metals operations, base oil finished product values and overall commodity price fluctuations, and lower volumes at our Marrero facility, as well as increased operating expenses at our Gulf Coast operations, along with the increased selling, general and administrative expenses discussed above.

We had interest expense of $738,972 for the three months ended June 30, 2019, compared to interest expense of $847,456 for the three months ended June 30, 2018, a decrease in interest expense of $108,484 or 13% from the prior period due to a lower amount of term debt outstanding during the three months ended June 30, 2019.

We had a $746,017 loss on change in value of derivative liability for the three months ended June 30, 2019, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $475,913 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock. This resulted in a significant non-cash benefit for the period.

We had a net loss of $629,765 for the three months ended June 30, 2019, compared to net income of $2,661,804 for the three months ended June 30, 2018, an increase in net loss of $3,291,569 or 124% from the prior period, which was a result of the factors described above. The majority of our net loss for the three months ended June 30, 2019, was attributable to the decline in market conditions around our metals business, a reduction in volumes at our Marrero facility, a turn around at our Heartland facility and commodity price reductions, along with increased operational costs.

During the three months ended June 30, 2019 and 2018, the processing costs for our Refining and Marketing division located at KMTEX were $474,134 and $418,502, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Set forth below are our results of operations for the six months ended June 30, 2019 as compared to the same period in 2018.

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2019	2018
Revenues	$82,978,004	$88,285,965	$(5,307,961)	(6)%
Cost of Revenues (exclusive of depreciation shown separately below)	71,359,770	71,841,409	481,639	1%
Gross Profit	11,618,234	16,444,556	(4,826,322)	(29)%
Selling, general and administrative expenses	11,376,600	11,010,033	(366,567)	(3)%
Depreciation and amortization	3,517,903	3,427,175	(90,728)	(3)%
Income (loss) from operations	(3,276,269)	2,007,348	(5,283,617)	(263)%
Interest Income	1,918	659	1,259	191%
Gain (loss) on sale of assets	31,443	51,523	(20,080)	(39)%
Gain (loss) on change in value of derivative liability	(959,077)	44,162	(1,003,239)	(2,272)%
Interest expense	(1,496,775)	(1,649,971)	153,196	9%
Total other income (expense)	(2,422,491)	(1,553,627)	(868,864)	(56)%
Income (loss) before income taxes	(5,698,760)	453,721	(6,152,481)	(1,356)%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	(5,698,760)	453,721	(6,152,481)	(1,356)%
Net income (loss) attributable to non-controlling interest	(307,760)	182,275	(490,035)	(269)%
Net income (loss) attributable to Vertex Energy, Inc.	$(5,391,000)	$271,446	$(5,662,446)	(2,086)%

Each of our segments’ gross profit (loss) during the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2019	2018
Total revenue	$70,722,998	$70,706,377	$16,621	—%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	60,710,464	56,693,905	(4,016,559)	(7)%
Gross profit	10,012,534	14,012,472	(3,999,938)	(29)%
Selling, general and administrative expense	9,459,534	9,177,416	(282,118)	(3)%
Depreciation and amortization	2,719,354	2,624,876	(94,478)	(4)%
Income (loss) from operations	$(2,166,354)	$2,210,180	$(4,376,534)	(198)%

Refining Segment
Total revenue	$6,136,023	$10,068,111	$(3,932,088)	(39)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,256,568	9,274,041	4,017,473	43%
Gross profit	879,455	794,070	85,385	11%
Selling, general and administrative expense	929,791	984,958	55,167	6%
Depreciation and amortization	485,086	510,152	25,066	5%
Loss from operations	$(535,422)	$(701,040)	$165,618	24%

Recovery Segment
Total revenue	$6,118,983	$7,511,477	$(1,392,494)	(19)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,392,738	5,873,462	480,724	8%
Gross profit	726,245	1,638,015	(911,770)	(56)%
Selling, general and administrative expense	987,275	847,660	(139,615)	(16)%
Depreciation and amortization	313,463	292,147	(21,316)	(7)%
Income (loss) from operations	$(574,493)	$498,208	$(1,072,701)	(215)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 6% for the six months ended June 30, 2019 compared to the same period in 2018, due primarily to lower commodity prices and decreased volumes at our refineries, during the six months ended June 30, 2019 compared to the prior year's period. Total volume increased 1% during the six months ended June 30, 2019 compared to the same period in 2018. Volumes were impacted as a result of trading opportunities in our Black Oil division which allowed us to sell some additional volumes during the period. In addition, Gross profit decreased by 29% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was the result of our overall revenue decline due to finished product prices, and a decrease in volumes at our Refining & Marketing division, our Marrero facility and metals facilities.

Additionally, our per barrel margin decreased 30% for the six months ended June 30, 2019, relative to the six months ended June 30, 2018 due to increases in our feedstock pricing along with decreases in commodity prices for the finished products we sell during the six months ended June 30, 2019, compared to the same period during 2018. The 1% decrease in cost of revenues for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is mainly a result of the decrease in commodity prices and lower volumes at our refining facilities during the period.

Our Black Oil division's volume increased approximately 6% during the six months ended June 30, 2019, compared to the same period in 2018. This increase was due to the increased amount of volume managed through our facilities. The increase is related to investments we have made in our facilities to improve efficiency and overall production. Volumes collected through our H&H Oil and Heartland collection facilities increased 18% during the six months ended June 30, 2019, compared to the same period in 2018. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 1% for the six months ended June 30, 2019, versus the same period in 2018. This is important for our business as it illustrates our reach into the market.

In addition, commodity prices decreased approximately 3% for the six months ended June 30, 2019, compared to the same period in 2018. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the six months ended June 30, 2019, decreased $3.16 per barrel from a six month average of $80.41 for the six months ended June 30, 2018, to $77.25 per barrel for the six months ended June 30, 2019.

Overall volume for the Refining and Marketing division decreased 27% during the six months ended June 30, 2019 as compared to the same period in 2018. Our fuel oil cutter volumes decreased 57% for the six months ended June 30, 2019, compared to the same period in 2018. Our pygas volumes increased 1% for the six months ended June 30, 2019 as compared to the same period in 2018. This division experienced a decrease in production of 76% for its gasoline blendstock for the six months ended June 30, 2019, compared to the same period in 2018, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 19% as a result of lower volumes compared to the same period in 2018. Volumes of petroleum products acquired in our Recovery business were down 1% during the six months ended June 30, 2019, compared to the same period during 2018. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

The following table sets forth the high and low spot prices during the six months ended June 30, 2019, for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.05	April 23	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.08	April 10	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$68.54	April 25	$49.82	January 2
NYMEX Crude oil (dollars per barrel)	$66.30	April 23	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the six months ended June 30, 2018, for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.17	May 22	$1.64	February 12
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.19	May 22	$1.71	February 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$70.27	June 29	$51.30	February 9
NYMEX Crude oil (dollars per barrel)	$74.15	June 29	$59.19	February 13
Reported in Platt's US Marketscan (Gulf Coast)

We saw on average very little change during the first six months of 2019, in each of the benchmark commodities we track compared to the same period in 2018.

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

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will have to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock). If we are not able to continue to refine and improve our technologies and gain efficiencies in our technologies, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies. Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.

We had selling, general, and administrative expenses of $11,376,600 for the six months ended June 30, 2019, compared to $11,010,033 of selling, general, and administrative expenses for the prior year's period, an increase of $366,567 or 3%. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction.

We had loss from operations of $3,276,269 for the six months ended June 30, 2019, compared to income from operations of $2,007,348 for the six months ended June 30, 2018, a decrease of $5,283,617 or 263% from the prior year’s six-month period.  The decrease was mainly due to a decrease in overall gross profit for the six months ended June 30, 2019.

We had interest expense of $1,496,775 for the six months ended June 30, 2019, compared to interest expense of $1,649,971 for the six months ended June 30, 2018, a decrease in interest expense of $153,196 or 9%, due to a lower amount of term debt outstanding during the six months ended June 30, 2019.

We had a gain on the sale of assets of $31,443 for the six months ended June 30, 2019 compared to a gain on the sale of assets of $51,523 for the six months ended June 30, 2018. The sale of fixed assets during the six months ended June 30, 2018 was mainly related to the sale of certain assets related to E-Source Holdings, LLC ("E-Source"), our wholly-owned subsidiary.

We had a $959,077 loss on change in value of derivative liability for the six months ended June 30, 2019, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $44,162 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

We had net loss of $5,698,760 for the six months ended June 30, 2019, compared to net income of $453,721 for the six months ended June 30, 2018, an increase in net loss of $6,152,481 or 1,356% from the prior period for the reasons described above. The majority of our net loss for the six months ended June 30, 2019, was attributable to the non-cash loss on change in value of derivative liability and the decline in market and commodity prices along with logistics issues, as discussed above.

During the six months ended June 30, 2019 and 2018, the processing costs for our Refining and Marketing division located at KMTEX were $985,179 and $941,891, respectively.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the second and first quarters of 2019, fiscal year 2018 and the fourth, third and second quarters of 2017.

	Fiscal 2019		Fiscal 2018				Fiscal 2017
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$43,657,292	$39,320,712	$41,801,748	$50,632,948	$46,917,770	$41,368,195	$41,345,248	$32,470,451	$36,912,779
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	36,515,421	34,844,349	36,879,263	42,593,367	36,796,258	35,045,151	33,362,445	28,696,461	31,466,029
Gross Profit	7,141,871	4,476,363	4,922,485	8,039,581	10,121,512	6,323,044	7,982,803	3,773,990	5,446,750
Selling, general and administrative expenses	6,028,859	5,347,741	5,258,572	5,658,659	5,364,591	5,645,442	5,405,047	5,690,761	5,359,897
Depreciation and amortization	1,780,890	1,737,013	1,756,996	1,806,839	1,733,076	1,694,099	1,700,413	1,697,821	1,645,030
Total operating expenses	7,809,749	7,084,754	7,015,568	7,465,498	7,097,667	7,339,541	7,105,460	7,388,582	7,004,927
Income (loss) from operations	(667,878)	(2,608,391)	(2,093,083)	574,083	3,023,845	(1,016,497)	877,343	(3,614,592)	(1,558,177)
Other income (expense):
Interest income	1,918	—	—	—	659	—	—	1,519	2,277
Gain (loss) on change in value of warrant derivative liability	746,017	(1,705,094)	2,888,687	(2,169,133)	475,913	(431,751)	(556,318)	1,371,461	384,769
Gain (loss) on sale of assets	29,150	2,293	(5,970)	—	8,843	42,680	14,251	25,693	(26,399)
Interest expense	(738,972)	(757,803)	(833,084)	(798,800)	(847,456)	(802,515)	(794,668)	(733,459)	(618,448)
Total other income (expense)	38,113	(2,460,604)	2,049,633	(2,967,933)	(362,041)	(1,191,586)	(1,336,735)	665,214	(257,801)
Income (loss) before income taxes	(629,765)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(459,392)	(2,949,378)	(1,815,978)
Income tax benefit (expense)	—	—	—	—	—	—	274,423	—	—
Net income (loss)	(629,765)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(184,969)	(2,949,378)	(1,815,978)
Net income (loss) attributable to non-controlling interest	(202,329)	(105,431)	157,883	(105,970)	131,736	50,539	200,418	34,554	51,528
Net income (loss)	$(427,436)	$(4,963,564)	$(201,333)	$(2,287,880)	$2,530,068	$(2,258,622)	$(385,387)	$(2,983,932)	$(1,867,506)

The graph below charts our total quarterly revenue over time from June 30, 2017 to June 30, 2019:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the second and first quarters of 2019, fiscal year 2018 and the fourth, third and second quarters of 2017.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2019		Fiscal 2018				Fiscal 2017
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$37,907,811	$32,815,187	$32,730,540	$40,400,064	$38,469,131	$32,237,246	$30,441,750	$25,358,317	$27,384,402
Cost of revenues	31,368,939	29,341,525	27,280,433	32,550,126	29,723,927	26,969,978	24,323,240	22,016,825	22,967,478
Gross profit	$6,538,872	$3,473,662	$5,450,107	$7,849,938	$8,745,204	$5,267,268	$6,118,510	$3,341,492	$4,416,924

Refining & Marketing
Revenues	$3,277,402	$2,858,621	$5,553,741	$7,313,630	$4,392,870	$5,675,241	$4,660,406	$4,856,520	$5,186,358
Cost of revenues	2,705,031	2,551,537	5,972,018	7,044,218	4,034,509	5,239,532	4,222,872	4,850,354	4,704,353
Gross profit (loss)	$572,371	$307,084	$(418,277)	$269,412	$358,361	$435,709	$437,534	$6,166	$482,005

Recovery
Revenues	$2,472,079	$3,646,904	$3,517,467	$2,919,254	$4,055,769	$3,455,708	$6,243,092	$2,255,614	$4,342,019
Cost of revenues	2,441,451	2,951,287	3,626,812	2,999,023	3,037,821	2,835,641	4,816,333	1,829,282	3,794,197
Gross profit (loss)	$30,628	$695,617	$(109,345)	$(79,769)	$1,017,948	$620,067	$1,426,759	$426,332	$547,822

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

We had total assets of $116,478,861 as of June 30, 2019, compared to $84,160,408 at December 31, 2018. The increase was mainly due to the implementation of the new lease accounting requirements during the six months ended June 30, 2019, which mandated the recognition of operating lease right of use assets totaling an aggregate of $36,911,345. The recognition of these right of use assets on the balance sheet existed in prior periods as well, but were not, due to the then accounting requirements, treated as assets on our balance sheet. Without taking into account the operating lease right to use assets, our total assets would have been $79,567,516 at June 30, 2019.

We had total current liabilities of $23,235,739 as of June 30, 2019, compared to $16,995,611 at December 31, 2018. We had total liabilities of $71,165,455 as of June 30, 2019, compared to total liabilities of $33,171,401 as of December 31, 2018. The increase in current liabilities and total liabilities was mainly in connection with the implementation of the new lease accounting requirements, which created a new line item on the balance sheet, operating lease liability, which totaled $36,911,345 as of June 30, 2019.

We had a working capital deficit of $3,684,407 as of June 30, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decline in working capital from December 31, 2018 to June 30, 2019 is mainly due to the current portion of the operating lease liability in connection with the implementation of the new lease accounting requirements.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $93,751 at June 30, 2019.

The Company's outstanding debt facilities as of June 30, 2019 and December 31, 2018 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$14,900,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	5,079,887	3,844,636
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	606,508	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	307,641	349,822
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	17,425	22,390
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	93,751	999,152
Total					21,005,212	20,566,000
Deferred finance costs, net					(334,780)	(621,733)
Total, net of deferred finance costs					$20,670,432	$19,944,267

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$14,000,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	5,079,887	—	—	—	—	—
Well Fargo Equipment Lease- Ohio	111,939	117,834	124,041	130,575	122,119	—
Tetra Capital Lease	88,743	94,919	123,979	—	—	—
Well Fargo Equipment Lease- VRM LA	10,290	7,135	—	—	—	—
Various institutions	93,751	—	—	—	—	—
Totals	6,284,610	14,219,888	248,020	130,575	122,119	—
Deferred finance costs, net	(334,780)	—	—	—	—	—
Totals, net of deferred finance costs	$5,949,830	$14,219,888	$248,020	$130,575	$122,119	$—

Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC and Credit Agreement Amendments
Our outstanding EBC Credit Agreement and the Revolving Credit Agreement are described in greater detail under “Part I” - “Item 1. Financial Statements” - “Note 6. Line of Credit and Long-Term Debt” - “Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC" and "Credit Agreement Amendments”.

The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of June 30, 2019 are $14,900,000 and $5,079,887, respectively.

Subscription Agreement and Warrants
Our Subscription Agreement and Warrants are described in greater detail under “Part I” - “Item 1. Financial Statements” - “Note 14. Subsequent Events” - “Myrtle Grove Share Purchase and Subscription Agreement”.
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

Cash flows for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Beginning cash, cash equivalents and restricted cash	$2,849,831	$1,105,787
Net cash provided by (used in):
Operating activities	543,971	3,194,964
Investing activities	(2,332,753)	(1,754,687)
Financing activities	(462,823)	(827,234)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,251,605)	613,043
Ending cash, cash equivalents and restricted cash	$598,226	$1,718,830

Net cash provided by operating activities was $543,971 for the six months ended June 30, 2019, as compared to net cash provided by operating activities of $3,194,964 during the corresponding period in 2018. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the decrease in cash provided by operating activities for the six month period ended June 30, 2019, compared to the same period in 2018, was the decline in market and commodity prices.

Investing activities used cash of $2,332,753 for the six months ended June 30, 2019, as compared to having used $1,754,687 of cash during the corresponding period in 2018 due mainly to the purchase of fixed assets.

Financing activities used cash of $462,823 for the six months ended June 30, 2019, as compared to using cash of $827,234 during the corresponding period in 2018. Financing activities for the six months ended June 30, 2019 were comprised of note proceeds of approximately $187,500, offset by approximately $1.5 million used to pay down our long-term debt, and $1.2 million of proceeds from our line of credit. Financing activities for the six months ended June 30, 2018 were comprised of note proceeds of approximately $1.7 million, offset by approximately $1.7 million used to pay down our long-term debt, and $817,000 of payments on our line of credit.

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2019.
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
In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging and ASC 480-10-25, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders' equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized which computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, our quoted stock prices, strike price, risk-free interest rate and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and will not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $37.8 million. The ASU did not have an impact on our consolidated results of operations or cash flows. Additional information and disclosures required by this new standard are contained in “Part I” - “Item 1. Financial Statements” - "Note 13. Leases".

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

At June 30, 2019, the Company had approximately $5.1 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (2.44% at June 30, 2019) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2019, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2018 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2018), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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
Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 6, 2019 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2018, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “We will need to raise additional capital to meet the requirements of the terms and conditions of our Credit Agreements and the required redemption provisions of our Series B and B1 Preferred Stock and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.” from the Form 10-K is replaced and superseded by the following:

We will need to raise additional capital to meet the requirements of the terms and conditions of our Credit Agreements and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our Credit Agreements, which amounts totaling approximately $20 million as of June 30, 2019, come due on February 1, 2021. We may also need to raise additional funds in the future to fund acquisitions. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

The risk factor entitled “We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position. Our debt agreements have previously been declared in default, and our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.”, from the Form 10-K is replaced and superseded by the following:

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position. Our debt agreements have previously been declared in default, and our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.

We have a significant amount of outstanding indebtedness. As of June 30, 2019, we owed approximately $10.6 million in accounts payable and accrued expenses. As of June 30, 2019, we owed $20 million under the Credit Agreements, and further have outstanding Series B Preferred Stock and Series B1 Preferred Stock (which currently, as of the date of this filing, has a liquidation and redemption value of $27.9 million).

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

The risk factor entitled “The issuance and sale of common stock upon conversion of the Series B Preferred Stock and Series B1 Preferred Stock may depress the market price of our common stock; and the redemption of the Series B Preferred Stock and Series B1 Preferred Stock, if not converted into common stock prior to the required redemption date, will require significant additional funds.”, from the Form 10-K is replaced and superseded by the following:

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

The following are new risk factors which supplement the risk factors included in the Form 10-K:

Our Series B and B1 Preferred Stock Is Required to Be Redeemed on June 24, 2020, Subject to the Terms of the Certificate of Designations of Such Preferred Stock and Applicable Law and the Dividend Rate of such Preferred Stock Increases to 10% Per Annum in the Event the Company Is Unable to Complete Such Redemptions.

We are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $11.7 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $16.3 million in aggregate as of the date of this filing), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the Company anticipates the redemption date of the Series B and B1 Preferred Stock being extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities no longer prohibit such redemptions. Effective on June 24, 2020, in the event the Series B and B1 Preferred Stock is not redeemed by the Company due to the provisions of the Company’s senior credit facilities, the dividend rate of such preferred stock increases to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate following the redemption date may cause significant additional shares of Series B and B1 Preferred Stock and/or common stock to be due to the holders of such Series B and B1 Preferred Stock and may cause significant dilution to existing shareholders.

Notwithstanding the above, pursuant to the Nevada Revised Statutes, no redemption of the Series B or B1 Preferred Stock is allowed unless such redemption would not result in the Company (i) having less (a) assets than its (b) total liabilities plus the liquidation rights of any preferred stock or other preferred right holders and/or (ii) being unable to pay its debts as they become due after such redemption. Furthermore, the Series B and B1 Preferred Stock designations currently only provide for an ‘all or nothing’ type redemption, and as such, regardless of the compliance of the redemptions of the Series B and B1 Preferred Stock with the terms of the Company’s senior credit agreements, the Company anticipates being legally unable to redeem the Series B and B1 Preferred Stock due to the requirements of Nevada law and the ‘all or nothing’ requirement of such preferred stock.

Due to the above, the holders of the Series B and B1 Preferred Stock may be forced to hold such Series B and B1 Preferred Stock indefinitely and the Company may never be in a position to contractually or legally redeem the Series B and B1 Preferred Stock. The only rights of the holders of the Series B and B1 Preferred Stock in the event the Company is unable to redeem such preferred stock due to the reasons above would be to continue to hold such preferred stock (with dividends accruing at 10% per annum), sell such preferred stock in private transactions, or convert such preferred stock into common stock pursuant to the terms thereof.
Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $27.9 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock on June 24, 2020.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported above, as of June 30, 2019, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Tensile-Heartland has discretion as to whether or not to move forward with the Heartland Closing.

Tensile-Heartland may decide to move forward with the Heartland Share Purchase and related transactions at any time prior to June 30, 2020, in its sole discretion (the “Heartland Option”). We have no control over whether Tensile-Heartland exercises such Heartland Option. In the event Heartland-Tensile does not exercise the Heartland Option, we will not realize any of the benefits from the Heartland Share Purchase and related transactions.

Failure to complete the Heartland Closing could negatively impact our stock price and future business and financial results.

If the Heartland Closing is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•
  we will not realize the benefits expected from the Heartland Closing, including a potentially enhanced competitive and financial position, expansion of assets and operations and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

•	we may experience negative reactions from the financial markets and our partners and employees; and

•
matters relating to the Heartland Closing (including negotiation of definitive documents and integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Failure to affect the Heartland Closing could negatively impact the Company.

In the event the Heartland Option is not exercised and/or the Heartland Closing does not occur, our business may be adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Heartland transaction, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Heartland Closing will be completed. If the Heartland Closing is terminated and our board of directors seeks another transaction or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Heartland Closing.

We will be subject to business uncertainties and restrictions while the Heartland Option is pending.

Until such time as Tensile-Heartland exercises, or terminates, the Heartland Option, we will be unable to enter into or affect any transactions regarding the Company’s Columbus, Ohio, Heartland facility, which produces a base oil product that is sold to lubricant packagers and distributors, which is subject to the Heartland Option. Uncertainty about the effect of the Heartland Closing on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Heartland Closing is completed or the Heartland Option is terminated, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Heartland Closing has been successfully completed or the Heartland Option is terminated. Retention of certain employees may be challenging during the pendency of the Heartland Option, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Heartland Closing could be negatively impacted.

If the benefits of the Heartland Closing do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

Even if the Heartland Closing occurs, the market price of our common stock may decline, if we are not otherwise able to achieve the perceived benefits of the Heartland Closing as rapidly as, or to the extent, anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

The Lock-Up Agreement with Tensile includes termination rights.

We and Tensile entered into a Registration Rights and Lock-Up Agreement, pursuant to which we agreed to use commercially reasonable efforts to register the Tensile Shares and Warrant Shares prior to the end of the Initial Lock-Up and Tensile agreed to not sell any of the Tensile Shares or Warrant Shares for a period of one year following the Closing Date and to sell no more than 300,000 of such Tensile Shares and Warrant Shares in any 90 day period during the four years thereafter, each, subject to certain exemptions set forth therein. The Initial Lock-Up, but not the Volume Limitation, terminates if (i) the Heartland Closing does not occur by June 30, 2020 and/or (ii) if our common stock is not traded on Nasdaq or a similar market for a period of more than five consecutive trading days. Upon any termination of the lock-up pursuant to the preceding sentence, in the event Tensile holds any Tensile Shares, Warrant Shares or any Warrants, we are required to disclose publicly all material nonpublic information disclosed to Tensile prior to the date of such termination. The sale by Heartland of common stock into the marketplace, in the event of the termination of the terms of the Lock-Up Agreement may result in a decrease in the then trading values of our common stock. Furthermore, the required disclosure of material nonpublic information, if required by the terms of the Lock-Up Agreement, could have a material adverse effect on our ability to compete in our industry, require the disclosure of proprietary and other information, and/or may cause the value of our common stock to decline in value.

The MG Company Agreement includes redemption rights.

The MG-SPV Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of an applicable triggering event. The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such redemption date. MG SPV may not have sufficient funds to redeem such Class B Units on such required redemption date and/or the Company may be forced to advance funds to MG SPV to allow it to complete such redemption, if such redemption is triggered.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2019 and from the period from July 1, 2019 to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

For the period from April 1, 2019 to June 30, 2019, a total of approximately $172,704 of dividends accrued on our outstanding Series B Preferred Stock and for the period from April 1, 2019 to June 30, 2019, a total of approximately $240,171 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 55,711 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2019 and the issuance of 153,956 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2019. If converted in full, the 55,711 shares of Series B Preferred Stock would convert into 57,711 shares of common stock and the 153,956 shares of Series B1 Preferred Stock would convert into 153,956 shares of common stock.

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

As a result of the issuances described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 419,859 shares of common stock; 3,769,505 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,769,505 shares of common stock; and 10,417,966 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 10,417,966 shares of common stock as of the date of this filing.

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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1+	Share Purchase and Subscription Agreement by and among Vertex Refining Myrtle Grove LLC, Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC, and solely for the purposes of Section 9.1, Vertex Energy, Inc., dated July 25, 2019		8-K	2.1	7/31/2019	001-11476
2.2+	Form of Share Purchase and Subscription Agreement by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.2	7/31/2019	001-11476
3.1	Amended and Restated Bylaws		8-K	3.1	4/29/2019	001-11476
10.1%	Limited Liability Company Agreement of Vertex Refining Myrtle Grove LLC dated July 25, 2019		8-K	10.1	7/31/2019	001-11476
10.2	Right of First Offer Letter Agreement dated July 25, 2019, by and between Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.2	7/31/2019	001-11476
10.3%	Subscription Agreement dated July 25, 2019, by Tensile Partners Master Fund LP in favor of Vertex Energy, Inc.		8-K	10.3	7/31/2019	001-11476
10.4	Common Stock Purchase Warrant initially held by Tensile Partners Master Fund LP to purchase up to 1,500,000 shares of common stock, dated July 25, 2019		8-K	10.4	7/31/2019	001-11476
10.5	Registration Rights and Lock-Up Agreement dated July 25, 2019, by and between Vertex Energy, Inc. and Tensile Partners Master Fund LP		8-K	10.5	7/31/2019	001-11476
10.6#%	Letter Agreement Regarding Option to Close Heartland Transaction dated July 25, 2019, by and between Tensile-Heartland Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.6	7/31/2019	001-11476
10.7	Form of Limited Liability Company Agreement of HPRM LLC		8-K	10.7	7/31/2019	001-11476
10.8%	Third Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.8	7/31/2019	001-11476
10.9%	Third Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.9	7/31/2019	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

% Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Vertex Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: August 6, 2019	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)