Form 10-Q
period 2019-09-30
Vertex Energy Inc.
filed 2019-11-08
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2019

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 41,849,406 shares of common stock are issued and outstanding as of November 7, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$2,303,725	$1,249,831
Restricted cash	100,088	1,600,000
Accounts receivable, net	10,405,711	9,027,990
Federal income tax receivable	205,818	137,212
Inventory	5,878,408	8,091,397
Derivative commodity asset	—	695,941
Prepaid expenses	6,534,981	2,740,541
Total current assets	25,428,731	23,542,912

Noncurrent assets
Fixed assets, at cost	69,437,842	66,762,388
Less accumulated depreciation	(23,550,224)	(19,874,896)
Fixed assets, net	45,887,618	46,887,492
Finance lease right-of-use assets	904,691	397,515
Operating lease right-of use assets	36,242,861	—
Intangible assets, net	11,590,876	12,578,519
Federal income tax receivable	68,605	137,211
Other assets	616,759	616,759
TOTAL ASSETS	$120,740,141	$84,160,408

	September 30, 2019	December 31, 2018
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$7,745,380	$8,791,529
Accrued expenses	2,275,006	2,535,347
Dividends payable	419,082	403,002
Finance lease liability-current	214,045	95,857
Operating lease liability-current	6,005,502	—
Current portion of long-term debt, net of unamortized finance costs	2,794,624	1,325,240
Derivative commodity liability	1,510,573	—
Revolving note	5,387,639	3,844,636
Total current liabilities	26,351,851	16,995,611
Long-term liabilities
Long-term debt, net of unamortized finance costs	12,658,000	14,402,179
Finance lease liability-long-term	665,926	276,355
Operating lease liability-long-term	30,237,359	—
Contingent consideration	—	15,564
Derivative warrant liability	1,149,977	1,481,692
Total liabilities	71,063,113	33,171,401

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,769,505 and 3,604,827 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively with a liquidation preference of $11,685,466 and $11,174,964 at September 30, 2019 and December 31, 2018, respectively.	10,442,193	8,900,208

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 10,417,966 and 10,057,597 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively with a liquidation preference of $16,252,027 and $15,689,851 at September 30, 2019 and December 31, 2018, respectively.	14,454,821	13,279,755

Redeemable non-controlling interest	4,000,000	—
Total Temporary Equity	28,897,014	22,179,963
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 and 419,859 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively with a liquidation preference of $625,590 and $625,590 at September 30, 2019 and December 31, 2018, respectively.	420	420

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 41,849,406 and 40,174,821 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	41,850	40,175
Additional paid-in capital	79,719,745	75,131,122
Accumulated deficit	(59,788,939)	(47,800,886)
Total Vertex Energy, Inc. stockholders' equity	19,973,076	27,370,831
Non-controlling interest	806,938	1,438,213
Total Equity	20,780,014	28,809,044
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$120,740,141	$84,160,408

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$37,799,259	$50,632,948	$120,777,263	$138,918,913
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,372,316	42,593,367	103,732,086	114,434,776
Gross profit	5,426,943	8,039,581	17,045,177	24,484,137

Operating expenses:
Selling, general and administrative expenses	6,153,184	5,658,659	17,529,784	16,668,692
Depreciation and amortization	1,815,582	1,806,839	5,333,485	5,234,014
Total operating expenses	7,968,766	7,465,498	22,863,269	21,902,706
Income (loss) from operations	(2,541,823)	574,083	(5,818,092)	2,581,431
Other income (expense):
Other income	918,153	—	920,071	659
Gain on sale of assets	—	—	31,443	51,523
Gain (loss) on change in value of derivative warrant liability	1,290,792	(2,169,133)	331,715	(2,124,971)
Interest expense	(826,005)	(798,800)	(2,322,780)	(2,448,771)
Total other income (expense)	1,382,940	(2,967,933)	(1,039,551)	(4,521,560)
Loss before income tax	(1,158,883)	(2,393,850)	(6,857,643)	(1,940,129)
Income tax benefit (expense)	—	—	—	—
Net loss	(1,158,883)	(2,393,850)	(6,857,643)	(1,940,129)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	(67,102)	(105,970)	(374,862)	76,305
Net loss attributable to Vertex Energy, Inc.	(1,091,781)	(2,287,880)	(6,482,781)	(2,016,434)

Accretion of redeemable noncontrolling interest to redemption value	(1,849,930)	—	(1,849,930)	—
Accretion of discount on Series B and B1 Preferred Stock	(550,774)	(1,152,968)	(1,644,374)	(2,351,472)
Dividends on Series B and B1 Preferred Stock	(419,096)	(1,194,524)	(1,238,766)	(2,284,121)
Net loss available to common shareholders	$(3,911,581)	$(4,635,372)	$(11,215,851)	$(6,652,027)
Loss per common share
Basic	$(0.09)	$(0.13)	$(0.28)	$(0.20)
Diluted	$(0.09)	$(0.13)	$(0.28)	$(0.20)
Shares used in computing earnings per share
Basic	41,376,335	35,144,113	40,626,700	33,843,721
Diluted	41,376,335	35,144,113	40,626,700	33,843,721

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

Nine Months Ended September 30, 2019
	Common Stock		Series A Preferred
	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2019	40,174,821	$40,175	419,859	$420	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Share based compensation expense, total	—	—	—	—	143,063	—	—	143,063
Conversion of Series B1 Preferred stock to common	96,160	96	—	—	149,914	(30,242)	—	119,768
Dividends on Series B and B1	—	—	—	—	—	(406,795)	—	(406,795)
Accretion of discount on Series B and B1	—	—	—	—	—	(530,433)	—	(530,433)
Net loss	—	—	—	—	—	(4,963,564)	(105,431)	(5,068,995)
Balance on March 31, 2019	40,270,981	$40,271	419,859	$420	$75,424,099	$(53,731,920)	$1,332,782	$23,065,652
Exercise of options to common	75,925	76	—	—	4,424	—	—	4,500
Share based compensation expense, total	—	—	—	—	171,002	—	—	171,002
Dividends on Series B and B1	—	—	—	—	—	(412,875)	—	(412,875)
Accretion of discount on Series B and B1	—	—	—	—	—	(532,925)	—	(532,925)
VRM LA distribution	—	—	—	—	—	—	(285,534)	(285,534)
Net loss	—	—	—	—	—	(427,436)	(202,329)	(629,765)
Balance on June 30, 2019	40,346,906	$40,347	419,859	$420	$75,599,525	$(55,105,156)	$844,919	$21,380,055
Exercise of options to common	2,500	3	—	—	2,572	—	—	2,575
Share based compensation expense, total	—	—	—	—	159,426	—	—	159,426
Dividends on Series B and B1	—	—	—	—	—	(419,096)	—	(419,096)
Accretion of discount on Series B and B1	—	—	—	—	—	(550,774)	—	(550,774)
Adjustment of carrying mount of non-controlling interest	—	—	—	—	970,809	—	—	970,809
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(1,849,930)	—	(1,849,930)
Issuance of common stock and warrants	1,500,000	1,500	—	—	2,987,413	(772,202)	—	2,216,711
Net loss	—	—	—	—	—	(1,091,781)	(37,981)	(1,129,762)
Balance on September 30, 2019	41,849,406	$41,850	419,859	$420	$79,719,745	$(59,788,939)	$806,938	$20,780,014

Nine Months Ended September 30, 2018
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$.001 Par	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2018	32,658,176	$32,658	453,567	$454	31,568	$32	$67,768,509	$(39,816,300)	$399,005	$28,384,358
Share based compensation expense, total	—	—	—	—	—	—	145,971	—	—	145,971
Conversion of Series B1 Preferred stock to common	500,000	500	—	—	—	—	779,500	(184,437)	—	595,563
Dividends on Series B and B1	—	—	—	—	—	—	—	(554,917)	—	(554,917)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(457,853)	—	(457,853)
Net income (loss)	—	—	—	—	—	—	—	(2,258,622)	50,539	(2,208,083)
Balance on March 31, 2018	33,158,176	$33,158	453,567	$454	31,568	$32	$68,693,980	$(43,272,129)	$449,544	$25,905,039
Exercise of options to common	241	—	—	—	—	—	—	—	—	—
Share based compensation expense, total	—	—	—	—	—	—	183,750	—	—	183,750
Conversion of Series A Preferred stock to common	33,708	34	(33,708)	(34)	—	—	—	—	—	—
Conversion of Series B Preferred stock to common	32,149	33	—	—	—	—	99,629	(36,700)	—	62,962
Conversion of Series B1 Preferred stock to common	133,264	133	—	—	—	—	207,759	(48,689)	—	159,203
Dividends on Series B and B1	—	—	—	—	—	—	—	(534,680)	—	(534,680)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(470,825)	—	(470,825)
Net income	—	—	—	—	—	—	—	2,530,068	131,736	2,661,804
Balance on June 30, 2018	33,357,538	$33,358	419,859	$420	31,568	$32	$69,185,118	$(41,832,955)	$581,280	$27,967,253
Correction of non-controlling interest	—	—	—	—	—	—	—	101,718	(101,718)	—
Share based compensation expense, total	—	—	—	—	—	—	165,058	—	—	165,058
Fixed assets contributed capital VRMLA	—	—	—	—	—	—	—	—	857,738	857,738
Conversion of Series C Preferred stock to common	3,156,800	3,157	—	—	(31,568)	(32)	(3,125)	—	—	—
Conversion of Series B1 Preferred stock to common	2,326,552	2,326	—	—	—	—	3,627,095	(637,270)	—	2,992,151
Dividends on Series B and B1	—	—	—	—	—	—	—	(1,194,524)	—	(1,194,524)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(515,698)	—	(515,698)
Net income	—	—	—	—	—	—	—	(2,287,880)	(105,970)	(2,393,850)
Balance on September 30, 2018	38,840,890	$38,841	419,859	$420	—	$—	$72,974,146	$(46,366,609)	$1,231,330	$27,878,128

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(6,857,643)	$(1,940,129)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock based compensation expense	473,491	494,779
Depreciation and amortization	5,333,485	5,234,014
Gain on sale of assets	(31,443)	(51,523)
Contingent consideration reduction	(15,564)	—
Reduction in allowance for bad debt	(389,943)	—
(Decrease) increase in fair value of derivative warrant liability	(331,715)	2,124,971
Loss on commodity derivative contracts	2,691,833	1,859,234
Net cash settlements on commodity derivatives	(3,446,274)	(2,386,897)
Amortization of debt discount and deferred costs	430,431	474,360
Changes in operating assets and liabilities
Accounts receivable	(987,778)	(3,091,273)
Inventory	2,212,989	(341,329)
Prepaid expenses	(833,485)	(1,072,076)
Accounts payable	(1,046,149)	534,689
Accrued expenses	(260,341)	(1,175,692)
Other assets	—	(253,642)
Net cash (used in) provided by operating activities	(3,058,106)	409,486
Cash flows from investing activities
Acquisition of SES	—	(269,826)
Internally developed software	(380,216)	—
Purchase of fixed assets	(2,907,330)	(1,813,904)
Proceeds from sale of fixed assets	86,846	6,848
Net cash used in investing activities	(3,200,700)	(2,076,882)
Cash flows from financing activities
Payments on finance leases	(113,241)	(34,660)
Proceeds from exercise of stock options	7,075	—
Distribution VRM LA	(285,534)	—
Contributions received from redeemable noncontrolling interest	3,150,000	—
Proceeds received from issuance of common stock and warrants	2,216,711	—
Line of credit (payments) proceeds, net	1,543,003	1,408,206
Proceeds from note payable	2,809,139	4,024,964
Payments on note payable	(3,514,365)	(2,996,556)
Net cash provided by financing activities	5,812,788	2,401,954
Net change in cash, cash equivalents and restricted cash	(446,018)	734,558
Cash, cash equivalents, and restricted cash at beginning of the period	2,849,831	1,105,787
Cash, cash equivalents, and restricted cash at end of period	$2,403,813	$1,840,345

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,887,012	$2,034,275
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$—	$34
Conversion of Series B Preferred Stock into common stock	$—	$99,629
Conversion of Series B1 Preferred Stock into common stock	$149,914	$4,614,354
Accretion of discount on Series B and B1 Preferred Stock	$1,644,374	$2,351,472
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$1,238,766	$2,284,121
Equipment acquired under finance leases	$621,000	$450,098
Initial adjustment of carrying amount redeemable noncontrolling interest	$970,809	$—
Accretion of redeemable noncontrolling interest to redemption value	$1,849,930	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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
During 2018, the Company continued to face a challenging competitive environment and while it continues to focus on its overall profitability, including managing expenses, it reported a loss in 2018 and funded operating activities with cash from investing and financing activities. Moving forward, the Company expects to generate additional liquidity from strategic initiatives including monetization of assets and raising funds from debt and equity financing transactions. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs.
We had a working capital deficit of $923,120 as of September 30, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decline in working capital from December 31, 2018 to September 30, 2019, is mainly due to the current portion of the operating lease liability in connection with the implementation of the new lease accounting requirements, an increase in derivative commodity liability, and an increase in the balance of the Company's revolving note, offset by an increase in prepaid expenses.
To address the liquidity deficiency and operating losses, the Company is considering pursuing a number of actions, including: 1) seeking to obtain additional funds through public or private financing sources; 2) restructuring existing debts from creditors; 3) seeking to reduce operating costs; 4) minimizing projected capital costs for the remainder of 2019 and 2020; and 5) exploring opportunities to sell or lease non-income producing assets.
The Company’s historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. However, the Company believes it is probable that the actions discussed above will occur and mitigate the substantial doubt raised by its historical operating results and satisfy its estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt or equity financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the Company's Preferred Stock contains certain limitations on the Company's ability to sell assets, which could impact the Company's ability to complete asset sale transactions or the Company's ability to use proceeds from those transactions to fund its operations. Therefore, any planned actions must take into account the ability to transact within any applicable restrictions under these agreements and securities. If the Company continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, it may be forced to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact the Company’s access to materials or services that are important to the operation of its business.

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

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$2,303,725	$1,740,345
Restricted cash	100,088	100,000
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$2,403,813	$1,840,345

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2019.

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

Contingent Consideration

During the nine months ended September 30, 2019, the Company wrote off the remaining portion of the contingent consideration related to the July 2017 Ygriega Environmental Services, LLC ("Ygriega") acquisition earn-out due to the fact that collected oil gallons targets required for the payout of such earn-out, were not met.

Other Income

During the quarter ended September 30, 2019, the Company received a payment of $907,500 related to the proceeds of an insurance settlement for a fire that had occurred at the used oil re-refining plant located in Churchill County, Nevada, which we previously rented. The insurance settlement satisfies a previous loan we made to Omega Refining, LLC to fund operating expenses at that facility. The Company previously determined this loan was uncollectible and wrote it off.

Redeemable Noncontrolling Interest

As more fully described in "Note 14. Myrtle Grove Share Purchase and Subscription Agreement", the Company is party to a put/call option agreement with the holder of MG SPV’s non-controlling interest. The put option permits the MG SPV's non-controlling interest holder, at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of certain triggering events (a “MG Redemption”) to require MG SPV to redeem the non-controlling interest from the holder of such interest. Per the agreement, the cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. The agreement also permits the Company to acquire the non-controlling interest from the holder thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV non-controlling interest between the liabilities and equity sections of the accompanying September 30, 2019 and December 31, 2018 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV equity instrument will become redeemable. Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Recently Adopted Accounting Pronouncements
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

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2019 and 2018 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	35%	25%	37%	37%
Customer 2	12%	—%	8%	—%
Customer 3	8%	15%	—%	—%

At September 30, 2019 and 2018 and for each of the nine months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	41%	—%	—%	47%	—%	—%
Customer 2	14%	—%	—%	10%	—%	—%
Customer 3	10%	—%	—%	—%	—%	—%

The Company had no vendors that represented 10% of total purchases or payables for the three and nine months ended September 30, 2019 and 2018.

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

NOTE 4. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$12,325,941	$—	$—	$12,325,941
Southern United States	20,004,590	3,076,454	2,392,274	25,473,318
	$32,330,531	$3,076,454	$2,392,274	$37,799,259
Sources of Revenue
Petroleum products	$32,330,531	$3,076,454	$668,249	$36,075,234
Metals	—	—	1,724,025	1,724,025
Total revenues	$32,330,531	$3,076,454	$2,392,274	$37,799,259

	Nine Months Ended September 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$31,530,289	$—	$—	$31,530,289
Southern United States	71,523,240	9,212,477	8,511,257	89,246,974
	$103,053,529	$9,212,477	$8,511,257	$120,777,263
Sources of Revenue
Petroleum products	$103,053,529	$9,212,477	$2,522,362	$114,788,368
Metals	—	—	5,988,895	5,988,895
Total revenues	$103,053,529	$9,212,477	$8,511,257	$120,777,263

	Three Months Ended September 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$12,361,348	$—	$—	$12,361,348
Southern United States	28,038,716	7,313,630	2,919,254	38,271,600
	$40,400,064	$7,313,630	$2,919,254	$50,632,948
Sources of Revenue
Petroleum products	$40,400,064	$7,313,630	$547,184	$48,260,878
Metals	—	—	2,372,070	2,372,070
Total revenues	$40,400,064	$7,313,630	$2,919,254	$50,632,948

	Nine Months Ended September 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$31,314,405	$—	$—	$31,314,405
Southern United States	79,792,036	17,381,741	10,430,731	107,604,508
	$111,106,441	$17,381,741	$10,430,731	$138,918,913
Sources of Revenue
Petroleum products	$111,106,441	$17,381,741	$1,607,596	$130,095,778
Metals	—	—	8,823,135	8,823,135
Total revenues	$111,106,441	$17,381,741	$10,430,731	$138,918,913

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts receivable trade	$10,817,099	$9,859,758
Allowance for doubtful accounts	(411,388)	(831,768)
Accounts receivable trade, net	$10,405,711	$9,027,990

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

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, LLC, our wholly-owned subsidiary ("Vertex Operating"), and substantially all of our other operating subsidiaries, other than E-Source Holdings, LLC ("E-Source", provided that E-Source is no longer in operations and we no longer undertake dismantling, demolition, decommission and marine salvage services which were the operations of E-Source), entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us.

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 14% at September 30, 2019.

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in an amount exceeding $3.0 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.0 million of borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the EBC Credit Agreement, the "Credit Agreements") with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At September 30, 2019, the maximum amount available to be borrowed was $3,372,089, based on the above borrowing base calculation.
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
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in amount exceeding $3.0 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.0 million of borrowing availability under the Revolving Credit Agreement in any 30 day period.
The Revolving Credit Agreement includes customary events of default for facilities of a similar nature and size as the Revolving Credit Agreement, including the same Events of Default as are described above under the description of the EBC Credit Agreement.
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of September 30, 2019 are $13,558,000 and $5,387,639, respectively.

Credit Agreement Amendments

On July 25, 2019, (a) EBC, the EBC Lenders, and Vertex Operating, entered into a Third Amendment and Limited Waiver to Credit Agreement, effective on July 26, 2019, pursuant to which the EBC Lenders agreed to amend the EBC Credit Agreement; and (b) the EBC Lenders and Vertex Operating entered into a Third Amendment and Limited Waiver to ABL Credit Agreement, effective on July 26, 2019, pursuant to which the EBC Lenders agreed to amend the Revolving Credit Agreement (collectively, the “Waivers”). The Waivers amended the credit agreements to: extend the due date of amounts owed thereunder from February 1, 2020 to February 1, 2021; to increase the amount of permitted indebtedness allowable thereunder from $500,000 to $750,000; to increase the amount of capital expenditures we are authorized to make in fiscal 2019 from $3.0 million to $3.5 million, and to set the amount of capital expenditures we are authorized to make in fiscal 2020 and thereafter at $3.0 million; and to decrease the minimum amount of availability required under the credit agreements to $1.5 million at any time from July 26, 2019 to August 31, 2019, and $2.0 million at any time thereafter. The Waivers also provided for waivers by the lenders of certain restrictions in the credit agreements which would have prevented us from consummating the MG Share Purchase and Heartland Transaction (each defined below under Note 14), subject to certain conditions, including us paying at least $1.1 million to the lenders from the amount received pursuant to the MG Purchase Agreement (which amount has been paid to date) and at least $9.0 million (unless otherwise agreed by the lenders) of the amount to be received by us pursuant to terms of the Heartland Option, if exercised, in the event the transactions contemplated thereby close (which has not been and which transaction has not closed, to date), to the lenders.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $2,085,927 at September 30, 2019 and $999,152 at December 31, 2018.

Finance Leases

On March 1, 2018, the Company obtained one finance lease. Payments are $908 per month for three years and the amount of the finance lease obligation has been reduced to $14,898 at September 30, 2019.

On May 29, 2018, the Company obtained one finance lease. Payments are $26,305 per quarter for four years and the amount of the finance lease obligation has been reduced to $286,011 at September 30, 2019.

During April and May 2019, the Company obtained five finance leases. Payments are approximately $11,710 per month for five years and the amount of the finance lease obligation has been reduced to $579,062 at September 30, 2019.

The Company's outstanding debt facilities as of September 30, 2019 and December 31, 2018 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$13,558,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	5,387,639	3,844,636
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	579,062	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	286,011	349,822
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	14,898	22,390
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	2,085,927	999,152
Total					21,911,537	20,566,000
Deferred finance costs, net					(191,303)	(621,733)
Total, net of deferred finance costs					$21,720,234	$19,944,267

Future contractual maturities of notes payable as of September 30, 2019 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$12,658,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	5,387,639	—	—	—	—	—
Well Fargo Equipment Lease- Ohio	113,383	122,357	125,642	132,259	85,421
Tetra Capital Lease	90,249	96,530	99,232	—	—	—
Well Fargo Equipment Lease- VRM LA	10,413	4,485	—	—	—	—
Various institutions	2,085,927	—	—	—	—	—
Totals	8,587,611	12,881,372	224,874	132,259	85,421	—
Deferred finance costs, net	(191,303)	—	—	—	—	—
Totals, net of deferred finance costs	$8,396,308	$12,881,372	$224,874	$132,259	$85,421	$—

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018 excludes: 1) options to purchase 4,218,250 and 3,438,837 shares, respectively, of common stock, 2) warrants to purchase 8,853,056 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,769,505 and 3,551,549 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 10,417,966 and 11,074,331 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 of common stock as of September 30, 2019 and 2018. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018 excludes: 1) options to purchase 4,218,250 and 3,438,837 shares, respectively, of common stock, 2) warrants to purchase 8,853,056 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,769,505 and 3,499,059 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 10,417,966 and 13,105,989 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock as of September 30, 2019 and 2018.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Basic Earnings per Share
Numerator:
Net loss available to common shareholders	$(3,911,581)	$(4,635,372)	$(11,215,851)	$(6,652,027)
Denominator:
Weighted-average shares outstanding	41,376,335	35,144,113	40,626,700	33,843,721
Basic loss per share	$(0.09)	$(0.13)	$(0.28)	$(0.20)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(3,911,581)	$(4,635,372)	$(11,215,851)	$(6,652,027)
Denominator:
Weighted-average shares outstanding	41,376,335	35,144,113	40,626,700	33,843,721
Effect of dilutive securities
Stock options and warrants	—	—	—	—
Preferred stock	—	—	—	—
Diluted weighted-average shares outstanding	41,376,335	35,144,113	40,626,700	33,843,721
Diluted loss per share	$(0.09)	$(0.13)	$(0.28)	$(0.20)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2019, there were 41,849,406 common shares issued and outstanding.

During the nine months ended September 30, 2019, the Company issued 1,596,160 shares of common stock in connection with the Tensile Share Purchase and Subscription Agreement and conversions of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 78,425 shares of common stock in connection with the exercise of options.

During the nine months ended September 30, 2018, the Company issued 6,182,473 shares of common stock in connection with the conversion of Series B, Series B1, Series C, and Series A Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 241 shares of common stock in connection with the exercise of options.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of September 30, 2019 and December 31, 2018, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2019 and December 31, 2018, there were 3,769,505 and 3,604,827 shares of Series B Preferred Stock issued and outstanding, respectively. As of September 30, 2019 and December 31, 2018, there were 10,417,966 and 10,057,597 shares of Series B1 Preferred Stock issued and outstanding, respectively.
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

The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020. However, the certificate of designation of the Series B Preferred Stock provides that the mandatory redemption date is automatically extended in the event that the terms of the Company’s senior credit facility prohibit the redemption of such Series B Preferred Stock and because the senior credit facility prohibits such redemption, the Company anticipates the redemption date of the Series B Preferred Stock being extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities no longer prohibit such redemption. Effective on June 24, 2020, in the event the Series B Preferred Stock is not redeemed by the Company due to the provisions of the Company’s senior credit facilities, the dividend rate of such preferred stock increases to 10% per annum.

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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the nine months ended September 30, 2019 and 2018:

	2019	2018
Balance at beginning of period	$8,900,208	$7,190,467
Less: conversions of shares to common	—	(62,962)
Plus: discount accretion	1,031,483	815,373
Plus: dividends in kind	510,502	489,282
Balance at end of period	$10,442,193	$8,432,160

The Series B Warrants and Series B1 Warrants were revalued at September 30, 2019 and December 31, 2018 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,149,977 and $1,481,692, respectively. At September 30, 2019, the Series B Warrants and Series B1 Warrants were valued at approximately $111,790 and $1,038,187, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-100%, risk free interest rate of 1.69% (Series B Warrants) and 1.60% (Series B1 Warrants), and expected term of 1.50 years (Series B Warrants) and 2.50 years (Series B1 Warrants).

At September 30, 2019 and December 31, 2018, a total of $175,305 and $167,642 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended September 30, 2019 and 2018, we paid dividends in-kind in additional shares of Series B Preferred Stock of $172,704 and $162,719, respectively.
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

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends, on June 24, 2020. However, the certificate of designation of the Series B1 Preferred Stock provides that the mandatory redemption date is automatically extended in the event that the terms of the Company’s senior credit facility prohibit the redemption of such Series B1 Preferred Stock and because the senior credit facility prohibits such redemption, the Company anticipates the redemption date of the Series B1 Preferred Stock being extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities no longer prohibit such redemption. Effective on June 24, 2020, in the event the Series B1 Preferred Stock is not redeemed by the Company due to the provisions of the Company’s senior credit facilities, the dividend rate of such preferred stock increases to 10% per annum.

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

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the nine months ended September 30, 2019, and 2018:

	2019	2018
Balance at beginning of period	$13,279,755	$15,769,478
Less: conversions of shares to common	(119,768)	(3,746,917)
Plus: discount accretion	582,649	629,003
Plus: dividends in kind	712,185	1,736,240
Balance at end of period	$14,454,821	$14,387,804

As of September 30, 2019 and December 31, 2018, respectively, a total of $243,777 and $235,360 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended September 30, 2019 and 2018, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $240,185 and $460,035, respectively.

The following is an analysis of changes in the derivative liability for the nine months ended September 30:

Level Three Roll-Forward
	2019	2018
Balance at beginning of period	$1,481,692	$2,245,408
Change in valuation of warrants	(331,715)	2,124,971
Balance at end of period	$1,149,977	$4,370,379

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and nine months ended September 30, 2019 and 2018 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$32,330,531	$3,076,454	$2,392,274	$37,799,259

Loss from operations	$(1,782,849)	$(177,697)	$(581,277)	$(2,541,823)

THREE MONTHS ENDED SEPTEMBER 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$40,400,064	$7,313,630	$2,919,254	$50,632,948

Income (loss) from operations	$1,769,439	$(418,482)	$(776,874)	$574,083

NINE MONTHS ENDED SEPTEMBER 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$103,053,529	$9,212,477	$8,511,257	$120,777,263

Loss from operations	$(3,949,202)	$(713,119)	$(1,155,771)	$(5,818,092)

NINE MONTHS ENDED SEPTEMBER 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$111,106,441	$17,381,741	$10,430,731	$138,918,913

Income (loss) from operations	$3,979,619	$(1,119,522)	$(278,666)	$2,581,431

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at September 30, 2019 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $66.1 million as of September 30, 2019 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated a pre-tax loss of approximately $6.5 million from January 1, 2019 through September 30, 2019.

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

The mark-to-market effects of these contracts as of September 30, 2019 and December 31, 2018, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of September 30, 2019
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Oct. 2019- Jan. 2020	$37.25	210,000	$(1,456,700)
Swap	Oct. 2019- Jan. 2020	$76.90	210,000	$(153,636)
Futures	Oct. 2019- Jan. 2020	$79.50	60,000	$99,763

As of December 31, 2018
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2018-Feb. 2019	$48.78	60,000	$(1,048,400)
Swap	Dec. 2018-Feb. 2019	$68.69	60,000	$1,097,124
Futures	Feb. 2019-Mar. 2019	$70.42	69,000	$394,317
Futures	Dec. 2018-Feb. 2019	$45.41	30,000	$252,900

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2019	2018

	Crude oil swaps	$(1,610,336)	$48,724
	Crude oil futures	99,763	647,217

Derivative commodity asset (liability)		$(1,510,573)	$695,941

For the three months ended September 30, 2019 and 2018, we recognized a $1,622,056 and $647,149, respectively, loss on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues. For the nine months ended September 30, 2019 and 2018, we recognized a $2,691,833 and $1,859,234, respectively, loss on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

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

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally does not separate lease and nonlease components for all classes of underlying assets. For certain equipment leases, such as freight car, vehicles and work equipment, the Company accounts for the lease and non-lease components as a single lease component.
Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and amortization and interest expense, respectively, on the unaudited consolidated statements of operations. Total finance lease costs for the three and nine months ended September 30, 2019 were $65,675 and $141,549, respectively. Please see “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases

Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and nine months ended September 30, 2019. Total operating lease costs for the three and nine months ended September 30, 2019 were $1.6 million and $4.7 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities was $1.6 million during the nine months ended September 30, 2019 and is included in operating cash flows. Cash paid for amounts included in finance lease was $113,241 during the nine months ended September 30, 2019 and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2019:

	Facilities	Equipment	Plant	Railcar	Total
Year 1	$733,420	$161,539	$4,060,417	$1,050,126	$6,005,502
Year 2	550,070	161,539	4,060,417	715,076	5,487,102
Year 3	367,770	67,338	4,060,417	97,176	4,592,701
Year 4	315,000	—	4,060,417	5,112	4,380,529
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,450,000	—	34,540,011	—	36,990,011
Total lease payments	$4,716,260	$390,416	$54,842,096	$1,867,490	$61,816,262
Less: interest	(1,716,201)	(27,868)	(23,702,742)	(126,590)	(25,573,401)
Present value of lease liabilities	$3,000,059	$362,548	$31,139,354	$1,740,900	$36,242,861

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2019:

Remaining lease term and discount rate:	September 30, 2019
Weighted average remaining lease terms (years)
Lease facilities	5.35
Lease equipment	2.42
Lease plant	13.51
Lease railcar	1.60
Weighted average discount rate
Lease facilities	9.13%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
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

The largest facility lease has an initial term through 2032. That lease does not have an extension option. For the two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at September 30, 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 14. MYRTLE GROVE SHARE PURCHASE AND SUBSCRIPTION AGREEMENT

On July 26, 2019 (the “Closing Date”), Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“MG SPV”), Vertex Operating, Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile, and solely for the purposes of the MG Guaranty (defined below), we entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).

Prior to entering into the MG Share Purchase, Vertex Operating’s wholly-owned subsidiary, Vertex Refining LA, LLC (“Vertex LA”), transferred all of the operating assets owned by it and related to the planned development of the MG Refinery (as defined below), which the parties agreed had a fair market value of $22,666,667, to MG SPV in consideration for 21,667 Class A Units and 1,000 Class B Units of MG SPV, which units were distributed to Vertex Operating. At the closing of the MG Share Purchase (on the Closing Date), Vertex Operating sold 1,000 of the Class B Units to Tensile-MG for consideration of $1 million and Tensile-MG, purchased an additional 3,000 Class B Units directly from MG SPV for $3 million (less Tensile’s fees and expenses incurred in connection with the transaction, not to exceed $850,000).

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15.58% ownership interest in MG SPV, which in turn now owns the Company’s Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”).

We, as required, used all proceeds we received from the sale of the Class B Units to pay down the EBC Credit Agreement. Amounts received by MG SPV from its direct sale of Class B Units to Tensile-MG may only be used for additional investments in the MG refinery or for day to day operations at the MG refinery. At September 30, 2019, $1.9 million reported as cash and cash equivalents on the balance sheet is restricted to MG refinery investments or operating expenses.

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

In connection with the closing of the MG Share Purchase, MG SPV, Vertex Operating and the Company entered into an environmental remediation and indemnity agreement, whereby we agreed to indemnify and hold Tensile-MG harmless against certain potential environmental liabilities.
As discussed above, after the consummation of the transactions set forth in the MG Share Purchase, MG SPV is owned 84.42% by Vertex Operating and 15.58% by Tensile-MG. The Class B Units held by Tensile-MG are convertible into Class A Units at the option of Tensile-MG, as provided in the Limited Liability Company Agreement of MG SPV dated July 25, 2019 (the “MG Company Agreement”), based on a conversion price (initially one-for-one) which may be reduced from time to time if new Units of MG SPV are issued, and automatically convert into Series A Units upon certain events described in the MG Company Agreement.
Additionally, the Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV.
On or after the third anniversary of the Closing Date, the Company or any of its subsidiaries, may elect to purchase all of the outstanding units of MG SPV held by Tensile-MG (or any assignee of Tensile-MG) as discussed in the MG Company Agreement.
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

In connection with the subscription, we and Tensile entered into a Registration Rights and Lock-Up Agreement dated July 25, 2019 (the “Lock-Up Agreement”), pursuant to which we agreed to use commercially reasonable efforts to register the Tensile Shares and Warrant Shares prior to the end of the Initial Lock-Up (defined below) and Tensile agreed to not sell any of the Tensile Shares or Warrant Shares for a period of one year following the Closing Date (the “Initial Lock-Up”) and to sell no more than 300,000 of such Tensile Shares and Warrant Shares in any 90 day period during the four years thereafter (the “Volume Limitations”), each, subject to certain exemptions set forth therein.

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

We also provided Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, an option (the “Heartland Option”), exercisable at any time prior to June 30, 2020, to the extent certain pilot studies to be conducted by MG SPV meet the standards of Tensile-Heartland, in its sole discretion, or the outcome of such studies are waived by Tensile-Heartland, to execute and close (within 30 days from such date of exercise by Tensile-Heartland) the acquisition of a 65% interest in a special purpose entity which will be formed to hold ownership of our

Heartland refinery, similar to what we have done with our Myrtle Grove facility as discussed above (the "Heartland Transaction"). Under the terms of that transaction, if closed, the Company will retain a 35% stake in the SPV and the Company will receive $13.5 million of non-recourse cash to its balance sheet.

Redeemable Noncontrolling Interest

As a result of the MG Share Purchase (as defined and discussed above), Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), through Tensile-Myrtle Grove Acquisition Corporation, acquired an approximate 15.58% ownership interest in Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

The initial carrying amount that is recognized in temporary equity for redeemable noncontrolling interests is the initial carrying amount determined in accordance with the accounting requirements for noncontrolling interests in ASC 810-10. In accordance with ASC 810-10-45-23, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. Therefore, the Company recognized no gain or loss in consolidated net income and the carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest of the subsidiary. The difference of $970,809 between the fair value of the consideration received of $3,150,000 and the carrying amount of the noncontrolling interest determined in accordance with ASC 810-10 of $2,179,191, was recognized in additional paid in capital.

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiaries net loss of $29,121 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $1,849,930 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of September 30, 2019 of$4,000,000. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest.

September 30, 2019
Beginning balance	$—
Capital contribution from non-controlling interest	3,150,000
Initial adjustment of carrying amount of non-controlling interest	(970,809)
Net loss attributable to redeemable non-controlling interest	(29,121)
Accretion of non-controlling interest to redemption value	1,849,930
Ending balance	$4,000,000

Encina Credit Agreement Amendments

In connection with the transactions contemplated by the MG Share Purchase, the Company amended its EBC Credit Agreement and Revolving Credit Agreement, as further described in “Note 6. Line of Credit and Long-Term Debt”.

NOTE 15. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of September 30, 2019, in-kind by way of the issuance of 56,550 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2019 and the issuance of 156,276 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2019. If converted in full, the 56,550 shares of Series B Preferred Stock would convert into 56,550 shares of common stock and the 156,276 shares of Series B1 Preferred Stock would convert into 156,276 shares of common stock.

Stock Option Agreements

On October 9, 2019, the Board of Directors granted one employee options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.13 per share with a 5 year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On October 29, 2019, the Board of Directors granted the same employee options to purchase an aggregate of 125,000 shares of common stock at an exercise price of $1.00 per share with a 5 year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company.

2019 Equity Incentive Plan

On October 29, 2019, the Board of Directors adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). Notwithstanding such adoption, in accordance with the rules of the Nasdaq Capital Market, following the date of adoption, but prior to the Shareholder Approval Date (as defined below), the Company may only grant stock options, but no shares of common stock or other securities, under the 2019 Plan. Additionally, (i) until the Shareholder Approval Date, no stock options can be exercised, and (ii) if Shareholder Approval is not received, the 2019 Plan is to be unwound, and the outstanding stock options granted thereunder cancelled (the “Nasdaq Pre-Approval Requirements”). Shareholder approval of the 2019 Plan is to be obtained in accordance with the Company’s Articles of Incorporation and Bylaws, each as amended and applicable laws, within twelve (12) months of the date of adoption (the “Shareholder Approval” and the date of such Shareholder Approval, the “Shareholder Approval Date”). Additionally, the grant of incentive stock options is subject to Shareholder Approval. A total of 4,000,000 shares of common stock are reserved for awards under the 2019 Plan. The Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to the terms of the 2019 Plan (including as discussed above and any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. Incentive stock options granted under the 2019 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2019 Plan are not intended to qualify as incentive stock options under the Code.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending September 30, 2019, we aggregated approximately 92 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 74.8 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process ("TCEP") (which is currently not in operation) and we also utilize third-party processing facilities. Subsequent to the filing of this Report, we plan to recommence the use of our TCEP at our Baytown, Texas facility as we seek to capitalize on improved demand for lower sulfur marine fuels. Our TCEP technology will convert feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which go into effect on January 1, 2020.
We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces VGO and the Myrtle Grove re-refining complex in Belle Chasse, Louisiana (which is now owned by a special purpose entity which we own an approximate 85% interest of) in May 2014.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 29 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We previously used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing; provided that due to the current depressed value of oil, since the third quarter of fiscal 2015, we have been utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock. Subsequent to the filing of this Report, we plan to recommence the use of our TCEP at our Baytown, Texas facility as we seek to capitalize on improved demand for lower sulfur marine fuels. Our TCEP technology will convert feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which go into effect on January 1, 2020. In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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
We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions. Subsequent to the filing of this Report, we plan to recommence the use of our TCEP at our Baytown, Texas facility as we seek to capitalize on improved demand for lower sulfur marine fuels. Our TCEP technology will convert feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which go into effect on January 1, 2020.
As of the date of this Report, we have no plans to construct additional TCEP facilities.
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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco, Ygriega, and SES acquisitions, described in greater detail in the Annual Report.
Recent Events
Myrtle Grove Share Purchase and Subscription Agreement

On July 26, 2019 (the “Closing Date”), Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“MG SPV”), Vertex Operating, Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), and solely for the purposes of the MG Guaranty (defined below), the Company, entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).

Prior to entering into the MG Share Purchase, Vertex Operating’s wholly-owned subsidiary, Vertex Refining LA, LLC, (“Vertex LA”), transferred all of the operating assets owned by it and related to the planned development of the MG Refinery (as defined below), which the parties agreed had a fair market value of $22,666,667, to MG SPV in consideration for 21,667 Class A Units and 1,000 Class B Units of MG SPV, which units were distributed to Vertex Operating. At the closing of the MG Share Purchase (on the Closing Date), Vertex Operating sold 1,000 of the Class B Units to Tensile-MG in consideration of the payment to it of $1 million by Tensile-MG, and Tensile-MG purchased an additional 3,000 Class B Units directly from MG SPV for $3 million (less Tensile’s fees and expenses incurred in connection with the transaction, not to exceed $850,000).

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15.58% ownership interest in MG SPV, which in turn now owns the Company’s Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”).

We were required to use all proceeds we received from the sale of the Class B Units to pay down an equal amount of indebtedness then owing under our senior credit agreement, which amount we have paid to date.
MG SPV Limited Liability Company Agreement
As discussed above, after the consummation of the transactions set forth in the MG Share Purchase, MG SPV is owned 84.42% by Vertex Operating and 15.58% by Tensile-MG. The Class B Units held by Tensile-MG are convertible into Class A Units at the option of Tensile-MG, as provided in the Limited Liability Company Agreement of MG SPV dated July 25, 2019 (the “MG Company Agreement”), based on a conversion price (initially one-for-one) which may be reduced from time to time if new Units of MG SPV are issued, and automatically convert into Series A Units upon certain events described in the MG Company Agreement.
Additionally, the Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV.
On or after the third anniversary of the Closing Date, the Company or any of its subsidiaries, may elect to purchase all of the outstanding units of MG SPV held by Tensile-MG (or any assignee of Tensile-MG) as discussed in the MG Company Agreement.

Right of First Offer Letter Agreement

On the Closing Date, Tensile-MG, Vertex Operating and the Company entered into a right of first offer letter agreement (the “ROFO Agreement”), whereby we agreed that if we, at any time, propose to issue, sell, transfer, assign, pledge, encumber or otherwise directly or indirectly dispose of any equity or debt securities of (x) MG SPV and/or (y) Cedar Marine Terminals, L.P., or any other entity formed or designated to operate the Cedar Marine Terminal in Baytown, Texas, we would provide Tensile-MG written notice of such, and Tensile-MG would have thirty days to purchase the amount of securities offered on terms at least as favorable as those in the original proposal. The rights under the ROFO Agreement continue to apply until such time, if ever, as Tensile-MG has acquired $50 million of securities pursuant to the terms thereof.

Subscription Agreement; Common Stock Purchase Warrant and Registration Rights and Lock-Up Agreement
On the Closing Date, and as a required term of the closing of the MG Share Purchase, Tensile entered into a Subscription Agreement dated July 25, 2019, in favor of the Company (the “Subscription Agreement”), pursuant to which, on the Closing Date, it subscribed to purchase (a) 1,500,000 shares of our common stock (the “Tensile Shares”), and (b) warrants to purchase 1,500,000 shares of our common stock with an exercise price of $2.25 per share and a term of ten years, which were documented by a Common Stock Purchase Warrant (the “Warrants” and the shares of common stock issuable upon exercise thereof, the “Warrant Shares”) in consideration for $2.22 million or $1.48 per share and warrant.
 Letter Agreement and Heartland Option

On the Closing Date, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, Vertex Operating and the Company entered into a letter agreement, whereby the Company and Vertex Operating provided Tensile an option (the “Heartland Option”), exercisable at any time prior to June 30, 2020, to the extent certain pilot studies to be conducted by MG SPV meet the standards of Tensile-Heartland, in its sole discretion, or the outcome of such studies are waived by Tensile-Heartland, to execute and close (within 30 days from such date of exercise by Tensile-Heartland) the transactions contemplated by a Share Purchase and Subscription Agreement between the parties and HPRM LLC, which are described below (the “Heartland Closing”).

In the event the option provided for in the Heartland Option is exercised by Tensile-Heartland, of which there can be no assurance, the parties will enter into and complete the transactions contemplated by the following:

Heartland Share Purchase and Subscription Agreement

Upon exercise of the Heartland Option, the parties will enter into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”) by and among HPRM LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle (“Heartland SPV”), Vertex Operating, Tensile-Heartland, and solely for the purposes of a guaranty, the Company.

Prior to entering into the Heartland Share Purchase, the Company will transfer 100% of the ownership of Vertex Refining OH, LLC, its indirect wholly-owned subsidiary (“Vertex OH”) to Heartland SPV in consideration for 13,500 Class A Units, 13,500 Class A-1 Preferred Units and 11,300 Class B Units of Heartland SPV and immediately thereafter contribute 248 Class B Units to the Company’s wholly-owned subsidiary, Vertex Splitter, Inc., a Delaware corporation (“Vertex Splitter”), as a contribution to capital.

Vertex OH owns the Company’s Columbus, Ohio, Heartland facility, which produces a base oil product that is sold to lubricant packagers and distributors.

Pursuant to the Heartland Share Purchase, Vertex Operating will sell Tensile-Heartland the 13,500 Class A Units and 13,500 Class A-1 Preferred Units of Heartland SPV in consideration for $13.5 million (less the amount of the indebtedness of Heartland SPV that exceeds $5 million at the time of closing). The Heartland Share Purchase also includes a true-up, based on an agreed calculation of how much the actual value of Heartland SPV exceeds, or is less than, $24.8 million, pursuant to which the number of Class B Units in Heartland SPV held by Vertex Operating will be adjusted up or down. Also, at the closing of the Heartland Share Purchase, Tensile-Heartland will purchase 7,500 Class A Units and 7,500 Class A-1 Units in consideration for $7.5 million (less the expenses of Tensile-Heartland in connection with the transaction) directly from Heartland SPV.

Assuming the Heartland Closing occurs, the $7.5 million purchase amount and future free cash flows from the operation of Heartland SPV are planned to be available for investments at the Heartland facility to increase self-collections, maximize the throughput of the refinery, enhance the quality of the output and complete other projects.

The Heartland Share Purchase also provides that at the Heartland Closing, the Company will purchase or cause one of its affiliates to purchase 1,000 newly issued Class A Units from MG SPV at a cost of $1,000 per unit ($1 million in aggregate) and that Tensile-Heartland has the option, at its election, any time after the Heartland Closing, subject to the terms of the Heartland Share

Purchase, to purchase up to an additional 7,000 Class A-2 Preferred Units at a cost of $1,000 per Class A-2 Preferred Unit from Heartland SPV.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Set forth below are our results of operations for the three months ended September 30, 2019 as compared to the same period in 2018.

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2019	2018
Revenues	$37,799,259	$50,632,948	$(12,833,689)	(25)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,372,316	42,593,367	10,221,051	24%
Gross profit	5,426,943	8,039,581	(2,612,638)	(32)%

Selling, general and administrative expenses	6,153,184	5,658,659	(494,525)	(9)%
Depreciation and amortization	1,815,582	1,806,839	(8,743)	—%
Total operating expenses	7,968,766	7,465,498	(503,268)	(7)%

Income (loss) from operations	(2,541,823)	574,083	(3,115,906)	(543)%

Other income (expense):
Interest income	918,153	—	918,153	100%
Gain (loss) on change in value of derivative liability	1,290,792	(2,169,133)	3,459,925	160%
Interest expense	(826,005)	(798,800)	(27,205)	(3)%
Total other income (expense)	1,382,940	(2,967,933)	4,350,873	147%

Loss before income tax	(1,158,883)	(2,393,850)	1,234,967	52%

Income tax benefit (expense)	—	—	—	—%

Net loss	(1,158,883)	(2,393,850)	1,234,967	52%
Net loss attributable to non-controlling interest and redeemable non-controlling interest	(67,102)	(105,970)	38,868	37%
Net loss attributable to Vertex Energy, Inc.	$(1,091,781)	$(2,287,880)	$1,196,099	52%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 25% for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to lower commodity prices and decreased volumes at our refineries, specifically our Marrero facility during the three months ended September 30, 2019, compared to the same period in 2018. Total volume decreased 1% during the three months ended September 30, 2019 compared to the same period in 2018. Volumes were impacted as a result of weather delays at our Marrero facility during our turnaround during the quarter. Gross profit decreased by 32% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was a result of revenue decline, due to finished product prices, decreases in volumes at our Marrero facility, lower production and increased operating costs at our refineries and our metals facilities.

Additionally, our per barrel margin decreased 32% for the three months ended September 30, 2019, relative to the three months ended September 30, 2018. This decrease was a result of the decline in our product spreads related to decreases in finished product prices, as well as increased operating costs at our refineries as well as our Gulf Coast operations, related to our metals business, during the three months ended September 30, 2019, compared to the same period during 2018. The 24% decrease in cost of revenues for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is mainly a result of the lower production volumes at our Marrero facility during the period, as well as certain overhead operating expenses during the period.

Each of our segments’ income (loss) from operations during the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2019	2018
Total revenue	$32,330,531	$40,400,064	$(8,069,533)	(20)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	27,663,983	32,550,126	4,886,143	15%
Gross profit	4,666,548	7,849,938	(3,183,390)	(41)%
Selling general and administrative expense	5,040,772	4,732,453	(308,319)	(7)%
Depreciation and amortization	1,408,625	1,348,046	(60,579)	(4)%
Income (loss) from operations	$(1,782,849)	$1,769,439	$(3,552,288)	(201)%

Refining and Marketing Segment
Total revenue	$3,076,454	$7,313,630	$(4,237,176)	(58)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,511,314	7,044,218	4,532,904	64%
Gross profit	565,140	269,412	295,728	110%
Selling general and administrative expense	494,781	431,969	(62,812)	(15)%
Depreciation and amortization	248,056	255,925	7,869	3%
Loss from operations	$(177,697)	$(418,482)	$240,785	58%

Recovery Segment
Total revenue	$2,392,274	$2,919,254	$(526,980)	(18)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,197,019	2,999,023	802,004	27%
Gross profit (loss)	195,255	(79,769)	275,024	345%
Selling general and administrative expense	617,631	494,237	(123,394)	(25)%
Depreciation and amortization	158,901	202,868	43,967	22%
Loss from operations	$(581,277)	$(776,874)	$195,597	25%

Our Black Oil division's volume decreased approximately 5% during the three months ended September 30, 2019 compared to the same period in 2018. This decrease was due to extended downtime we experienced at our Marrero facility during our turn around which was impacted by weather delays including those caused by Hurricane Barry, which severely disrupted planned maintenance at the Marrero, Louisiana refinery during July 2019. High winds and flooding resulting from the hurricane extended the planned maintenance at the Marrero facility by 8 days, to 21 days, resulting in higher turnaround costs and lower than anticipated production levels at the refinery during the quarter. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 25% during the three months ended September 30, 2019 compared to the same period in 2018. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

Overall volumes of product sold decreased 1% for the three months ended September 30, 2019 versus the same period in 2018.

Overall, commodity prices were down for the three months ended September 30, 2019, compared to the same period in 2018. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2019 decreased $14.23 per barrel from a three month average of $65.79 for the three months ended September 30, 2018 to $51.56 per barrel for the three months ended September 30, 2019. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended September 30, 2019 decreased $13.24 per barrel from a three month average of $86.21 for the three months ended September 30, 2018 to $72.97 per barrel for the three months ended September 30, 2019.

Overall volume for the Refining and Marketing division decreased 51% during the three months ended September 30, 2019 as compared to the same period in 2018. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. Our fuel oil cutter volumes decreased 78% for the three months ended September 30, 2019, compared to the same period in 2018. Our pygas volumes decreased 21% for the three months ended September 30, 2019 as compared to the same period in 2018. Our gasoline blendstock volumes decreased 100% for the three months ended September 30, 2019 as compared to the same period in 2018, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 18% as a result of a decrease in steel volumes and commodity prices, during the three months ended September 30, 2019, compared to the same period in 2018. Volumes of petroleum products acquired in our Recovery business were up 28% during the three months ended September 30, 2019, compared to the same period during 2018, we continue to focus on volume growth in this division. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

We had selling, general, and administrative expenses of $6,153,184 for the three months ended September 30, 2019, compared to $5,658,659 of selling, general, and administrative expenses for the prior year’s period, an increase of $494,525 from the prior period, mainly due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expense, and insurance expense related to the expansion of trucking operations and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction.

We had loss from operations of $2,541,823 for the three months ended September 30, 2019, compared to income from operations of $574,083 for the three months ended September 30, 2018, a decrease of $3,115,906 or 543% from the prior year’s three-month period. The decrease was due to a decrease in revenues resulting from a decrease in production at our Marrero facility as noted previously and increased operating costs at our refineries and metals operations, along with the increased selling, general and administrative expenses discussed above.

We had interest expense of $826,005 for the three months ended September 30, 2019, compared to interest expense of $798,800 for the three months ended September 30, 2018, an increase in interest expense of $27,205 or 3% from the prior period, due to a higher interest rate on the term debt outstanding during the three months ended September 30, 2019.

We had a $1,290,792 gain on change in value of derivative liability for the three months ended September 30, 2019, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a loss on change in the value of our derivative liability of $2,169,133 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock. This resulted in a significant non-cash benefit for the period.

We had a net loss of $1,158,883 for the three months ended September 30, 2019, compared to net loss of $2,393,850 for the three months ended September 30, 2018, a decrease in net loss of $1,234,967 or 52% from the prior period, which was a result of the factors described above. The majority of our net loss for the three months ended September 30, 2019, was attributable to the decline in market conditions around our metals business, a reduction in volumes at our Marrero facility and commodity price reductions, along with increased operational costs.

During the three months ended September 30, 2019 and 2018, the processing costs for our Refining and Marketing division located at KMTEX were $434,046 and $631,261, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Set forth below are our results of operations for the nine months ended September 30, 2019 as compared to the same period in 2018.

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2019	2018
Revenues	$120,777,263	$138,918,913	$(18,141,650)	(13)%
Cost of Revenues (exclusive of depreciation shown separately below)	103,732,086	114,434,776	10,702,690	9%
Gross Profit	17,045,177	24,484,137	(7,438,960)	(30)%
Selling, general and administrative expenses	17,529,784	16,668,692	(861,092)	(5)%
Depreciation and amortization	5,333,485	5,234,014	(99,471)	(2)%
Income (loss) from operations	(5,818,092)	2,581,431	(8,399,523)	(325)%
Interest Income	920,071	659	919,412	139,516%
Gain (loss) on sale of assets	31,443	51,523	(20,080)	(39)%
Gain (loss) on change in value of derivative liability	331,715	(2,124,971)	2,456,686	116%
Interest expense	(2,322,780)	(2,448,771)	125,991	5%
Total other income (expense)	(1,039,551)	(4,521,560)	3,482,009	77%
Loss before income taxes	(6,857,643)	(1,940,129)	(4,917,514)	(253)%
Income tax (expense) benefit	—	—	—	—%
Net loss	(6,857,643)	(1,940,129)	(4,917,514)	(253)%
Net loss attributable to non-controlling interest and redeemable non-controlling interest	(374,862)	76,305	(451,167)	(591)%
Net loss attributable to Vertex Energy, Inc.	$(6,482,781)	$(2,016,434)	$(4,466,347)	(221)%

Each of our segments’ gross profit (loss) during the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2019	2018
Total revenue	$103,053,529	$111,106,441	$(8,052,912)	(7)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	88,374,446	89,244,032	869,586	1%
Gross profit	14,679,083	21,862,409	(7,183,326)	(33)%
Selling, general and administrative expense	14,500,306	13,909,868	(590,438)	(4)%
Depreciation and amortization	4,127,979	3,972,922	(155,057)	(4)%
Income (loss) from operations	$(3,949,202)	$3,979,619	$(7,928,821)	(199)%

Refining Segment
Total revenue	$9,212,477	$17,381,741	$(8,169,264)	(47)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	7,767,882	16,318,259	8,550,377	52%
Gross profit	1,444,595	1,063,482	381,113	36%
Selling, general and administrative expense	1,424,572	1,416,927	(7,645)	(1)%
Depreciation and amortization	733,142	766,077	32,935	4%
Loss from operations	$(713,119)	$(1,119,522)	$406,403	36%

Recovery Segment
Total revenue	$8,511,257	$10,430,731	$(1,919,474)	(18)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	7,589,758	8,872,485	1,282,727	14%
Gross profit	921,499	1,558,246	(636,747)	(41)%
Selling, general and administrative expense	1,604,906	1,341,897	(263,009)	(20)%
Depreciation and amortization	472,364	495,015	22,651	5%
Loss from operations	$(1,155,771)	$(278,666)	$(877,105)	(315)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 13% for the nine months ended September 30, 2019 compared to the same period in 2018, due primarily to lower commodity prices and decreased volumes at our refineries, specifically our Marrero facility, due to weather delay, as discussed above, during the nine months ended September 30, 2019, compared to the prior year's period. Total volume was materially unchanged during the nine months ended September 30, 2019, compared to the same period in 2018. Gross profit decreased by 30% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This decrease was the result of our overall revenue decline due to decreases in finished product prices, and a decrease in volumes at our Refining & Marketing division, as well as our Marrero facility and metals facilities.

Additionally, our per barrel margin decreased 34% for the nine months ended September 30, 2019, relative to the nine months ended September 30, 2018, due to increases in our feedstock pricing along with decreases in commodity prices for the finished products we sell during the nine months ended September 30, 2019, compared to the same period during 2018. The 9% decrease in cost of revenues for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is mainly a result of the decrease in commodity prices and lower volumes at our refining facilities during the period.

Our Black Oil division's volume increased approximately 93% during the nine months ended September 30, 2019, compared to the same period in 2018. This increase was due to some trading opportunities earlier in the year that allowed us to sell additional volumes. Volumes collected through our H&H Oil and Heartland collection facilities increased 21% during the nine months ended

September 30, 2019, compared to the same period in 2018. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold was unchanged for the nine months ended September 30, 2019, versus the same period in 2018. This is an important metric for us as it illustrates our reach into the market.

In addition, commodity prices decreased approximately 8% for the nine months ended September 30, 2019, compared to the same period in 2018. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the nine months ended September 30, 2019, decreased $6.07 per barrel from a nine month average of $82.79 for the nine months ended September 30, 2018, to $76.72 per barrel for the nine months ended September 30, 2019.

Overall volume for the Refining and Marketing division decreased 37% during the nine months ended September 30, 2019, as compared to the same period in 2018. Our fuel oil cutter volumes decreased 66% for the nine months ended September 30, 2019, compared to the same period in 2018. Our pygas volumes decreased 8% for the nine months ended September 30, 2019, as compared to the same period in 2018. This division experienced a decrease in production of 88% for its gasoline blendstock for the nine months ended September 30, 2019, compared to the same period in 2018, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 18% as a result of lower volumes compared to the same period in 2018. Volumes of petroleum products acquired in our Recovery business were up 8% during the nine months ended September 30, 2019, compared to the same period during 2018. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2019, for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.01	September 16	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.08	April 10	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$68.54	April 25	$41.19	August 14
NYMEX Crude oil (dollars per barrel)	$66.30	April 23	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the nine months ended September 30, 2018, for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.27	September 28	$1.64	February 12
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.15	September 28	$1.71	February 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$70.59	September 28	$51.30	February 9
NYMEX Crude oil (dollars per barrel)	$74.11	July 10	$59.19	February 13
Reported in Platt's US Marketscan (Gulf Coast)

We saw on average very little change during the first nine months of 2019, in each of the benchmark commodities we track compared to the same period in 2018.

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

We had selling, general, and administrative expenses of $17,529,784 for the nine months ended September 30, 2019, compared to $16,668,692 of selling, general, and administrative expenses for the prior year's period, an increase of $861,092 or 5%. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction.

We had loss from operations of $5,818,092 for the nine months ended September 30, 2019, compared to income from operations of $2,581,431 for the nine months ended September 30, 2018, a decrease of $8,399,523 or 325% from the prior year’s nine-month period.  The decrease was mainly due to a decrease in overall gross profit for the nine months ended September 30, 2019.

We had interest expense of $2,322,780 for the nine months ended September 30, 2019, compared to interest expense of $2,448,771 for the nine months ended September 30, 2018, a decrease in interest expense of $125,991 or 5%, due to a lower amount of term debt outstanding during the nine months ended September 30, 2019.

We had a gain on the sale of assets of $31,443 for the nine months ended September 30, 2019, compared to a gain on the sale of assets of $51,523 for the nine months ended September 30, 2018. The sale of fixed assets during the nine months ended September 30, 2018 was mainly related to the sale of certain assets related to E-Source Holdings, LLC ("E-Source"), our wholly-owned subsidiary.

We had a $331,715 gain on change in value of derivative liability for the nine months ended September 30, 2019, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a loss on change in the value of our derivative liability of $2,124,971 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

We had a net loss of $6,857,643 for the nine months ended September 30, 2019, compared to a net loss of $1,940,129 for the nine months ended September 30, 2018, an increase in net loss of $4,917,514 or 253% from the prior period for the reasons described above. The majority of our net loss for the nine months ended September 30, 2019, was attributable to the decline in market and commodity prices.

During the nine months ended September 30, 2019 and 2018, the processing costs for our Refining and Marketing division located at KMTEX were $1,419,225 and $1,573,152, respectively.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the third, second and first quarters of 2019, fiscal year 2018 and the fourth and third quarters of 2017.

	Fiscal 2019			Fiscal 2018				Fiscal 2017
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$37,799,259	$43,657,292	$39,320,712	$41,801,748	$50,632,948	$46,917,770	$41,368,195	$41,345,248	$32,470,451
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	32,372,316	36,515,421	34,844,349	36,879,263	42,593,367	36,796,258	35,045,151	33,362,445	28,696,461
Gross Profit	5,426,943	7,141,871	4,476,363	4,922,485	8,039,581	10,121,512	6,323,044	7,982,803	3,773,990
Selling, general and administrative expenses	6,153,184	6,028,859	5,347,741	5,258,572	5,658,659	5,364,591	5,645,442	5,405,047	5,690,761
Depreciation and amortization	1,815,582	1,780,890	1,737,013	1,756,996	1,806,839	1,733,076	1,694,099	1,700,413	1,697,821
Total operating expenses	7,968,766	7,809,749	7,084,754	7,015,568	7,465,498	7,097,667	7,339,541	7,105,460	7,388,582
Income (loss) from operations	(2,541,823)	(667,878)	(2,608,391)	(2,093,083)	574,083	3,023,845	(1,016,497)	877,343	(3,614,592)
Other income (expense):
Interest income	918,153	1,918	—	—	—	659	—	—	1,519
Gain (loss) on change in value of warrant derivative liability	1,290,792	746,017	(1,705,094)	2,888,687	(2,169,133)	475,913	(431,751)	(556,318)	1,371,461
Gain (loss) on sale of assets	—	29,150	2,293	(5,970)	—	8,843	42,680	14,251	25,693
Interest expense	(826,005)	(738,972)	(757,803)	(833,084)	(798,800)	(847,456)	(802,515)	(794,668)	(733,459)
Total other income (expense)	1,382,940	38,113	(2,460,604)	2,049,633	(2,967,933)	(362,041)	(1,191,586)	(1,336,735)	665,214
Income (loss) before income taxes	(1,158,883)	(629,765)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(459,392)	(2,949,378)
Income tax benefit (expense)	—	—	—	—	—	—	—	274,423	—
Net income (loss)	(1,158,883)	(629,765)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)	(184,969)	(2,949,378)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	(67,102)	(202,329)	(105,431)	157,883	(105,970)	131,736	50,539	200,418	34,554
Net income (loss)	$(1,091,781)	$(427,436)	$(4,963,564)	$(201,333)	$(2,287,880)	$2,530,068	$(2,258,622)	$(385,387)	$(2,983,932)

The graph below charts our total quarterly revenue over time from September 30, 2017 to September 30, 2019:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the second and first quarters of 2019, fiscal year 2018 and the fourth, third and second quarters of 2017.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2019			Fiscal 2018				Fiscal 2017
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$32,330,530	$37,907,811	$32,815,187	$32,730,540	$40,400,064	$38,469,131	$32,237,246	$30,441,750	$25,358,317
Cost of revenues	27,663,982	31,368,939	29,341,525	27,280,433	32,550,126	29,723,927	26,969,978	24,323,240	22,016,825
Gross profit	$4,666,548	$6,538,872	$3,473,662	$5,450,107	$7,849,938	$8,745,204	$5,267,268	$6,118,510	$3,341,492

Refining & Marketing
Revenues	$3,076,454	$3,277,402	$2,858,621	$5,553,741	$7,313,630	$4,392,870	$5,675,241	$4,660,406	$4,856,520
Cost of revenues	2,511,314	2,705,031	2,551,537	5,972,018	7,044,218	4,034,509	5,239,532	4,222,872	4,850,354
Gross profit (loss)	$565,140	$572,371	$307,084	$(418,277)	$269,412	$358,361	$435,709	$437,534	$6,166

Recovery
Revenues	$2,392,274	$2,472,079	$3,646,904	$3,517,467	$2,919,254	$4,055,769	$3,455,708	$6,243,092	$2,255,614
Cost of revenues	2,197,019	2,441,451	2,951,287	3,626,812	2,999,023	3,037,821	2,835,641	4,816,333	1,829,282
Gross profit (loss)	$195,255	$30,628	$695,617	$(109,345)	$(79,769)	$1,017,948	$620,067	$1,426,759	$426,332

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

We had total assets of $120,740,141 as of September 30, 2019, compared to $84,160,408 at December 31, 2018. The increase was mainly due to the implementation of the new lease accounting requirements during the nine months ended September 30, 2019, which mandated the recognition of operating lease right of use assets totaling an aggregate of $36,242,861. The recognition of these right of use assets on the balance sheet existed in prior periods as well, but were not, due to the then accounting requirements, treated as assets on our balance sheet. Without taking into account the operating lease right to use assets, our total assets would have been $84,497,280 at September 30, 2019.

We had total current liabilities of $26,351,851 as of September 30, 2019, compared to $16,995,611 at December 31, 2018. We had total liabilities of $71,063,113 as of September 30, 2019, compared to total liabilities of $33,171,401 as of December 31, 2018. The increase in current liabilities and total liabilities was mainly in connection with the implementation of the new lease accounting requirements, which created a new line item on the balance sheet, operating lease liability, which totaled $36,242,861 as of September 30, 2019.

We had a working capital deficit of $923,120 as of September 30, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decline in working capital from December 31, 2018 to September 30, 2019 is mainly due to the current portion of the operating lease liability in connection with the implementation of the new lease accounting requirements.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur capital expenditures related to new TCEP facilities in the future.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90%. All of such premium finance agreements have maturities of less than one year and have a balance of $2,085,927 at September 30, 2019.

The Company's outstanding debt facilities as of September 30, 2019 and December 31, 2018 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$13,558,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	5,387,639	3,844,636
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	579,062	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	286,011	349,822
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	14,898	22,390
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	2,085,927	999,152
Total					21,911,537	20,566,000
Deferred finance costs, net					(191,303)	(621,733)
Total, net of deferred finance costs					$21,720,234	$19,944,267

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$12,658,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	5,387,639	—	—	—	—	—
Well Fargo Equipment Lease- Ohio	113,383	122,357	125,642	132,259	85,421	—
Tetra Capital Lease	90,249	96,530	99,232	—	—	—
Well Fargo Equipment Lease- VRM LA	10,413	4,485	—	—	—	—
Various institutions	2,085,927	—	—	—	—	—
Totals	8,587,611	12,881,372	224,874	132,259	85,421	—
Deferred finance costs, net	(191,303)	—	—	—	—	—
Totals, net of deferred finance costs	$8,396,308	$12,881,372	$224,874	$132,259	$85,421	$—

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

The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of September 30, 2019 are $13,558,000 and $5,387,639, respectively.

Subscription Agreement and Warrants
On July 26, 2019, we sold (a) 1,500,000 shares of our common stock, and (b) warrants to purchase 1,500,000 shares of our common stock with an exercise price of $2.25 per share and a term of ten years in consideration for $2.22 million or $1.48 per share and warrant.

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

We will also need additional capital in the future to redeem our Series B Preferred Stock and Series B1 Preferred Stock, provided that the required redemption date of such preferred stock (June 24, 2020), is automatically extended in the event we are prohibited from redeeming such preferred stock on such redemption date due to the terms of our credit facilities (which currently prohibit such redemption) or applicable law.

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

Cash flows for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning cash, cash equivalents and restricted cash	$2,849,831	$1,105,787
Net cash provided by (used in):
Operating activities	(3,058,106)	409,486
Investing activities	(3,200,700)	(2,076,882)
Financing activities	5,812,788	2,401,954
Net increase (decrease) in cash, cash equivalents and restricted cash	(446,018)	734,558
Ending cash, cash equivalents and restricted cash	$2,403,813	$1,840,345

Net cash used in operating activities was $3,058,106 for the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $409,486 during the corresponding period in 2018. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the decrease in cash provided by operating activities for the nine month period ended September 30, 2019, compared to the same period in 2018, was the decline in market and commodity prices.

Investing activities used cash of $3,200,700 for the nine months ended September 30, 2019, as compared to having used $2,076,882 of cash during the corresponding period in 2018, due mainly to the purchase of fixed assets.

Financing activities provided cash of $5,812,788 for the nine months ended September 30, 2019, as compared to providing cash of $2,401,954 during the corresponding period in 2018. Financing activities for the nine months ended September 30, 2019 were comprised of note proceeds of approximately $2.8 million and contributions from the Tensile transaction of $5.4 million, offset by approximately $3.5 million used to pay down our long-term debt, and $1.5 million of proceeds from our line of credit. Financing activities for the nine months ended September 30, 2018 were comprised of note proceeds of approximately $4.0 million, offset by approximately $3.0 million used to pay down our long-term debt, and $1.4 million of payments on our line of credit.

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2019.

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
Redeemable Noncontrolling Interest
As more fully described in "Note 14. Myrtle Grove Share Purchase and Subscription Agreement", the Company is party to a put/call option agreement with the holder of MG SPV’s non-controlling interest. The put option permits the MG SPV's non-controlling interest holder, at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of certain triggering events (a “MG Redemption”) to require MG SPV to redeem the non-controlling interest from the holder of such interest. Per the agreement, the cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. The agreement also permits the Company to acquire the non-controlling interest from the holder thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV non-controlling interest between the liabilities and equity sections of the accompanying September 30, 2019 and December 31, 2018 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV equity instrument will become redeemable. Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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

At September 30, 2019, the Company had approximately $5.4 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (2.10% at September 30, 2019) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2019, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2018 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2018), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our Credit Agreements, which amounts totaling approximately $19 million as of September 30, 2019, come due on February 1, 2021. We may also need to raise additional funds in the future to fund acquisitions. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

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

We have a significant amount of outstanding indebtedness. As of September 30, 2019, we owed approximately $10.0 million in accounts payable and accrued expenses. As of September 30, 2019, we owed $19 million under the Credit Agreements, and further have outstanding Series B Preferred Stock and Series B1 Preferred Stock (which currently, as of the date of this filing, has a liquidation and redemption value of $28.4 million).

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

We are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $11.9 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $16.5 million in aggregate as of the date of this filing), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the Company anticipates the redemption date of the Series B and B1 Preferred Stock being extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities no longer prohibit such redemptions. Effective on June 24, 2020, in the event the Series B and B1 Preferred Stock is not redeemed by the Company due to the provisions of the Company’s senior credit facilities, the dividend rate of such preferred stock increases to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate following the redemption date may cause significant additional shares of Series B and B1 Preferred Stock and/or common stock to be due to the holders of such Series B and B1 Preferred Stock and may cause significant dilution to existing shareholders.

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
Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $28.4 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock on June 24, 2020.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported above, as of September 30, 2019, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Failure to complete the Heartland Closing could negatively impact our stock price, future business and financial results.

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

In the event the Heartland Option is not exercised and/or the Heartland Closing does not occur, our business may be adversely impacted by our failure to pursue other beneficial opportunities, due to the focus of management on the Heartland transaction, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Heartland Closing will be completed. If the Heartland Closing is terminated and our board of directors seeks another transaction or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Heartland Closing.

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

The MG Company Agreement includes redemption rights.

The MG SPV Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of an applicable triggering event. The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such redemption date. MG SPV may not have sufficient funds to redeem such Class B Units on such required redemption date and/or the Company may be forced to advance funds to MG SPV to allow it to complete such redemption, if such redemption is triggered.

We use derivative commodity instruments to attempt to hedge against fluctuating prices.

The Company utilizes derivative instruments to manage its exposure to fluctuations in the underlying commodity prices of its inventory. The Company's management sets and implements hedging policies, including volumes, types of instruments and counterparties, to support oil prices at targeted levels and manage its exposure to fluctuating prices. The Company’s derivative instruments consist of swap and futures arrangements for oil. In a commodity swap agreement, if the agreed-upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For futures arrangements, the Company receives the difference, positive or negative, between an agreed-upon strike price and the market price. Our results of operations may be negatively affected by our derivative instruments.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2019 and from the period from October 1, 2019 to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

For the period from July 1, 2019 to September 30, 2019, a total of approximately $175,305 of dividends accrued on our outstanding Series B Preferred Stock and for the period from July 1, 2019 to September 30, 2019, a total of approximately $243,777 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 56,550 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2019 and the issuance of 156,276 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2019. The maximum number of shares of common stock issuable upon conversion of the 56,550 shares of Series B Preferred Stock issued in lieu of September 30, 2019 dividends, if converted in full, would total 56,550 shares of common stock and the maximum number of shares of common stock issuable upon conversion of the 156,276 shares of Series B1 Preferred Stock issued in lieu of September 30, 2019 dividends, if converted in full, would total 156,276 shares of common stock.

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

As a result of the issuances described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 419,859 shares of common stock; 3,826,055 outstanding shares of Series B Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 3,826,055 shares of common stock; and 10,574,242 outstanding shares of Series B1 Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 10,574,242 shares of common stock.

On October 9, 2019, the Board of Directors granted one employee options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.13 per share with a 5 year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On October 29, 2019, the Board of Directors granted the same employee options to purchase an aggregate of 125,000 shares of common stock at an exercise price of $1.00 per share with a 5 year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company.

To the extent such grants constituted ‘offers’ and ‘sales’ of securities, if at all, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1+	Share Purchase and Subscription Agreement by and among Vertex Refining Myrtle Grove LLC, Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC, and solely for the purposes of Section 9.1, Vertex Energy, Inc., dated July 25, 2019		8-K	2.1	7/31/2019	001-11476
2.2+	Form of Share Purchase and Subscription Agreement by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.2	7/31/2019	001-11476
3.1	Amended and Restated Bylaws		8-K	3.1	4/29/2019	001-11476
10.1%	Limited Liability Company Agreement of Vertex Refining Myrtle Grove LLC dated July 25, 2019		8-K	10.1	7/31/2019	001-11476
10.2	Right of First Offer Letter Agreement dated July 25, 2019, by and between Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.2	7/31/2019	001-11476
10.3%	Subscription Agreement dated July 25, 2019, by Tensile Partners Master Fund LP in favor of Vertex Energy, Inc.		8-K	10.3	7/31/2019	001-11476
10.4	Common Stock Purchase Warrant initially held by Tensile Partners Master Fund LP to purchase up to 1,500,000 shares of common stock, dated July 25, 2019		8-K	10.4	7/31/2019	001-11476
10.5	Registration Rights and Lock-Up Agreement dated July 25, 2019, by and between Vertex Energy, Inc. and Tensile Partners Master Fund LP		8-K	10.5	7/31/2019	001-11476
10.6#%	Letter Agreement Regarding Option to Close Heartland Transaction dated July 25, 2019, by and between Tensile-Heartland Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.6	7/31/2019	001-11476
10.7	Form of Limited Liability Company Agreement of HPRM LLC		8-K	10.7	7/31/2019	001-11476
10.8%	Third Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.8	7/31/2019	001-11476
10.9%	Third Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.9	7/31/2019	001-11476
10.10	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	10.1	10/29/2019	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

VERTEX ENERGY, INC.

Date: November 7, 2019	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)