Form 10-K
period 2019-12-31
Vertex Energy Inc.
filed 2020-03-04
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________
Commission File Number 001-11476
———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	94-3439569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1331 GEMINI STREET, SUITE 250 HOUSTON, TEXAS	77058
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 866-660-8156
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	VTNR	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

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
Yes   ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $48,536,718.
State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 45,554,841 shares of common stock issued and outstanding as of March 3, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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
Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009. Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market under the symbol “VTNR”, where it has continued to trade.
Prior Material Acquisitions and Transactions
Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”). Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT” or "Cedar Marine Terminals"), which operates a 19-acre bulk liquid storage facility and terminal on the Houston Ship Channel, which serves as a truck-in, barge-out facility and provides throughput terminal operations and which terminal is also the site of our proprietary, patented, Thermal Chemical Extraction Process ("TCEP") (described below); Crossroad Carriers, L.P. (“Crossroad”) is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams; Vertex Recovery, L.P. (“Vertex Recovery”), is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S. and Canada, which it facilitates through a network of independent recyclers and franchise collectors; and H&H Oil, L.P. (“H&H Oil”), which collects and recycles used oil and residual materials from customers based in Austin, Baytown, Dallas, San Antonio and Corpus Christi, Texas and B&S LP contributed real estate associated with the operations of H&H Oil.
Benjamin P. Cowart, our Chief Executive Officer, President, Chairman and largest shareholder directly or indirectly owned a 77% interest in Holdings and a 100% interest in B&S LP at the time of the acquisition. Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings at the time of the acquisition.
In October, 2013, January 2014 and September 2014, we completed various transactions whereby we acquired 100% of E-Source Holdings, LLC (“E-Source”), a company that leased and operated a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery segment. As of December 31, 2019 and 2018, E-Source is no longer in operations and we no longer undertake dismantling, demolition, decommission and marine salvage services.
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

In December, 2014, we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed below under “Recent Material Transactions”), effective January 1, 2020, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC ("Vertex OH"). The assets and operations acquired from Heartland fall under our Black Oil segment.
Recent Material Transactions:
Myrtle Grove Share Purchase and Subscription Agreement

On July 26, 2019 (the “MG Closing Date”), Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“MG SPV”), Vertex Operating, Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), and solely for the purposes of the MG Guaranty (defined below), the Company, entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).

Prior to entering into the MG Share Purchase, Vertex Operating’s wholly-owned subsidiary, Vertex Refining LA, LLC, (“Vertex LA”), transferred all of the operating assets owned by it and related to the planned development of the MG Refinery (as defined below), which the parties agreed had a fair market value of $22,666,667, to MG SPV in consideration for 21,667 Class A Units and 1,000 Class B Units of MG SPV, which units were distributed to Vertex Operating. At the closing of the MG Share Purchase (on the MG Closing Date), Vertex Operating sold 1,000 of the Class B Units to Tensile-MG in consideration of the payment to it of $1 million by Tensile-MG, and Tensile-MG purchased an additional 3,000 Class B Units directly from MG SPV for $3 million (less Tensile’s fees and expenses incurred in connection with the transaction, not to exceed $850,000).

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15.58% ownership interest in MG SPV, which in turn now owns the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”).

We were required to use all proceeds we received from the sale of the Class B Units to pay down an equal amount of indebtedness then owing under our EBC Credit Agreement and Revolving Credit Agreement, defined and described below under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 9. Line of Credit and Long-Term Debt” (collectively, the “Credit Agreements”), which amount we have paid to date.

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

Additionally, the Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of an MG Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. “MG Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the MG Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (e) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV.

Distributions of available cash of MG SPV pursuant to the MG Company Agreement (including pursuant to liquidations of MG SPV), subject to certain exemptions and exemptions set forth therein, are to be made (a) first, to the holders of the Class B Units, in an amount equal to the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders (initially Tensile-MG)(such aggregate capital invested by the Class B Unit holders, the “MG Invested Capital”, which totals $3 million as of the Closing Date), less prior distributions (the greater amount of (A) and (B), the “Class B Priority Distributions”); (b) second, the Class B Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate MG Invested Capital; (c) third, the Class A Unitholders (other than Class A Unitholders which received Class A Units upon conversion of Class B Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders

On or after July 26, 2022, the Company or any of its subsidiaries, may elect to purchase all of the outstanding units of MG SPV held by Tensile-MG (or any assignee of Tensile-MG) as discussed in the MG Company Agreement.

Right of First Offer Letter Agreement

On the MG Closing Date, Tensile-MG, Vertex Operating and the Company entered into a right of first offer letter agreement (the “ROFO Agreement”), whereby we agreed that if we, at any time, propose to issue, sell, transfer, assign, pledge, encumber or otherwise directly or indirectly dispose of any equity or debt securities of (x) MG SPV and/or (y) Cedar Marine Terminals, L.P., or any other entity formed or designated to operate the Cedar Marine Terminal in Baytown, Texas, we would provide Tensile-MG written notice of such, and Tensile-MG would have thirty days to purchase the amount of securities offered on terms at least as favorable as those in the original proposal. The rights under the ROFO Agreement continue to apply until such time, if ever, as Tensile-MG has acquired $50 million of securities pursuant to the terms thereof.

Subscription Agreement; Common Stock Purchase Warrant and Registration Rights and Lock-Up Agreement

On the MG Closing Date, and as a required term of the closing of the MG Share Purchase, Tensile entered into a Subscription Agreement dated July 25, 2019, in favor of the Company (the “Subscription Agreement”), pursuant to which, on the MG Closing Date, it subscribed to purchase (a) 1,500,000 shares of our common stock (the “Tensile Shares”), and (b) warrants to purchase 1,500,000 shares of our common stock with an exercise price of $2.25 per share and a term of ten years, which were documented by a Common Stock Purchase Warrant (the “Warrants” and the shares of common stock issuable upon exercise thereof, the “Warrant Shares”) in consideration for $2.22 million or $1.48 per share and warrant.

Letter Agreement and Heartland Option

On the MG Closing Date, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, Vertex Operating and the Company entered into a letter agreement, whereby the Company and Vertex Operating provided Tensile an option (the “Heartland Option”), exercisable at any time prior to June 30, 2020, to the extent certain pilot studies to be conducted by MG SPV meet the standards of Tensile-Heartland, in its sole discretion, or the outcome of such studies are waived by Tensile-Heartland, to execute and close the transactions contemplated by a Share Purchase and Subscription Agreement between the parties and HPRM LLC, which are described below. Tensile-Heartland subsequently exercised the Heartland Option as discussed below.

Heads of Agreement

On January 10, 2020, Vertex Operating entered into a Heads of Agreement (the “Heads of Agreement”) with Bunker One (USA) Inc., which is owned by Bunker Holding, a Danish holding company (“Bunker One”). Pursuant to the Heads of Agreement, the Company and Bunker One agreed to form a joint decision-making body (the “JDMB”) to focus on strategic matters related to the overall cooperation of the parties and to establish rules and procedures for identifying and undertaking joint projects. The JDMB has six members, three each from the Company and Bunker One.

The goal of the parties, pursuant to the Heads of Agreement and the JDMB, is to jointly develop and acquire direct or indirect equity or equity-related interests in projects and companies in the marine fuel sector in North America, with Bunker One focusing on opportunities related to the supply and optimization of marine fuels or components and the Company focusing on business opportunities relating to refining of bunker fuels.

For each project that the parties agree to pursue, the parties will enter into a form of Co-Operation and Joint Supply and Marketing Agreement (each a “Co-Operation JSMA”). The principal objective of each such Co-Operation JSMA will be the expansion of the business of each party by cooperating in the sourcing, storing, transportation, marketing and selling of products, where: (a) Vertex is primarily responsible for the sourcing and storing of the product (bunker fuels); (b) Bunker One is primarily responsible for the transporting, blending, marketing, selling and delivering of the product (bunker fuels); (c) Bunker One is responsible for the risk management/exposure (e.g. hedging) of the bunker fuels; and (d) Bunker One is the exclusive seller of the product to third parties.

The Heads of Agreement also allows for certain projects outside of the scope of Co-Operation JSMA’s which will be subject to separate Authorization for Expenditures agreed to by the JDMB.

The Heads of Agreement has a term of ten years, beginning effective on January 1, 2020, and continuing through April 30, 2029, provided that the agreement extends for additional five year periods thereafter unless either party provides the other at least 120 days’ notice of non-renewal before any such automatic renewal date. The agreement can also be terminated by either party upon an event of default (as described in the Heads of Agreement), subject to required thirty days’ notice of such event of default and the opportunity for the breaching party to cure. The Heads of Agreement contains standard and customary events of default, including failure to pay amounts when due, failure to comply with the terms of the agreement, insolvency and the occurrence of a Change of Control, each subject to the terms of the agreement. A Change of Control is defined in the agreement as any party (a) engaged in the bunkering business (i.e., the supplying of fuel used by ships), as to Bunker One, or (b) engaged in the refining business, as to Vertex, obtaining control of such applicable party by way of any transaction or series of transactions.

The Heads of Agreement also contains a right of first refusal provision, whereby if at any time Bunker One, or any of its U.S. affiliates (each a “Bunker One Party”), proposes to issue, sell, transfer, assign, or otherwise directly or indirectly dispose of (x) all or any substantial portion of its bunkering business in the United States, or, if mutually agreed, outside of the United States and/or (y) the controlling equity interests in any corporation, limited liability company or partnership that owns all or any substantial portion of the bunkering business, held by such Bunker One Party for value, the Bunker One Party is required to provide the Company written notice of such event and the Company is provided the right to make an offer to purchase such entity/assets, from such Bunker One Party, subject to the terms of the Heads of Agreement.

Additionally, under the Heads of Agreement, at any time Bunker One determines to extend its existing bunkering business to any port in North America that is not served by Bunker One as of August 1, 2019, Bunker One is required to extend to the Company the right to elect to expand the terms and conditions of the Heads of Agreement to include any such new port.

Finally, under the Heads of Agreement, if at any time the Company acquires a supply of material that the Company intends to sell in Texas, Louisiana or Alabama and that is suitable for use in Bunker One’s bunkering business in such area from a third party, or produces additional material for sale in such area, the Company is required to provide Bunker One the right to purchase such supply/material pursuant to the terms and conditions of the Heads of Agreement.

JSMA

Also on January 10, 2020, Vertex Operating entered into a Joint Supply and Marketing Agreement (the “JSMA”), with Bunker One. The JSMA is effective as of May 1, 2020, and provides for Bunker One to acquire 100% of the production from the Company’s Marrero, Louisiana re-refining facility (which produces approximately 100,000 barrels per month of a bunker suitable fuel for offshore use and use as a marine vessel’s propulsion system (“Bunker Fuel”)) at the arithmetic mean of Platts #2 USGC Pipe and Platt’s ULSD USGC Waterborne on agreed pricing days less an agreed upon discount, adjusted every three months.

Pursuant to the JSMA, the parties agreed to the percentages pursuant to which net profit will be split between the parties, relating to the sale of such Bunker Fuel by Bunker One, which is to be sold in Texas, Louisiana, Alabama and areas immediately adjacent thereto if mutually agreed (collectively, the “Area”).

Pursuant to the JSMA, (i) the Company is primarily responsible for the sourcing and storing of the feedstock which is used to produce the Bunker Fuel, (ii) Bunker One is primarily responsible for the transporting, blending, marketing, selling and delivering of the Bunker Fuel, (iii) Bunker One is responsible for the risk management/exposure (e.g. hedging) of the Bunker Fuel, and (iv) Bunker One is the exclusive seller of the Bunker Fuel to third parties.

The Bunker Fuel is meant for blending by Bunker One into other products for the purpose of being transformed into bunker suitable fuel for a marine vessel’s propulsion system and/or marketable wholesale products in various other markets for sale by Bunker One to customers in the Area.

Pursuant to the JSMA, the Company agreed that during the term of the agreement, neither the Company, nor any affiliate of the Company, would sell any Bunker Fuel to any customers for their use as bunker fuel other than pursuant to the terms of the Agreement.

Payment for the Bunker Fuel is required to be made by Bunker One within three days after invoiced by the Company, and at the end of each three months during the term of the agreement, Bunker One is required to provide a detailed accounting to the Company setting forth the consideration due to the Company and the calculation of such amounts. The agreement also provides for a yearly accounting by Bunker One and true up of amounts paid and due throughout such year.

The JSMA has a term from May 1, 2020 to April 30, 2029, provided that the term is automatically renewable for additional five year periods thereafter unless either party provides the other at least 120 days prior written notice of non-renewal, prior to any automatic renewal date. The agreement can also be terminated by either party upon an event of default (as described in the JSMA), subject to required ten days’ notice of such event of default and the opportunity for the breaching party to cure. The Heads of Agreement contains standard and customary events of default, including failure to pay amounts when due, failure to comply with the terms of the agreement and insolvency, each subject to the terms of the agreement. In the event that the individual or group of individuals who ultimately own or control each party or such party’s parent as of May 1, 2020 no longer has the right or ability to control or cause the direction of the management and policies of such entity, the agreement can be terminated immediately by the party not subject to such change of control.

The JSMA prohibits either party from promoting activities which compete against the other party’s business in the Area for the term of the agreement and for two years thereafter.

The JSMA also provides, during the term of such agreement, for Bunker One to be allowed to have a representative attend meetings of the Board of Directors of the Company and the committees of the Board (in a non-voting observer capacity)(the “Board Observer Right”). The Board Observer Right was provided partially in connection with Bunker One’s agreement to acquire up to $5 million of the Company’s securities which it did through the purchase of shares of Series B1 Preferred Stock (which shares have since been converted into common stock) and common stock, in privately negotiated purchases, with holders of the Company’s Series B1 Preferred Stock.

Heartland Share Purchase and Subscription Agreement

On January 17, 2020 (the “Heartland Closing Date”), the parties entered into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”) by and among HPRM LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“Heartland SPV”), Vertex Operating, Tensile-Heartland, and solely for the purposes of the Heartland Guaranty (defined below), the Company.

Prior to entering into the Heartland Share Purchase, the Company transferred 100% of the ownership of Vertex Refining OH, LLC, its indirect wholly-owned subsidiary (“Vertex OH”) to Heartland SPV in consideration for 13,500 Class A Units, 13,500 Class A-1 Preferred Units and 11,300 Class B Units of Heartland SPV and immediately thereafter contributed 248 Class B Units to Vertex Splitter, as a contribution to capital.

Vertex OH owns the Company’s Columbus, Ohio, Heartland facility, which produces a base oil product that is sold to lubricant packagers and distributors.

Pursuant to the Heartland Share Purchase, Vertex Operating sold Tensile-Heartland the 13,500 Class A Units and 13,500 Class A-1 Preferred Units of Heartland SPV in consideration for $13.5 million. Also, on the Heartland Closing Date, Tensile-Heartland purchased 7,500 Class A Units and 7,500 Class A-1 Units in consideration for $7.5 million (less the expenses of Tensile-Heartland in connection with the transaction) directly from Heartland SPV.

We agreed to use $7 million of the amount received in connection with the sale of the Class A-1 Preferred Units to paydown amounts owed under the Credit Agreements, and to maintain at least $350,000 of cash on our balance sheet for working capital (less amounts required to be applied to Tensile-Heartland’s expenses associated with the transaction).

The approximate $7.5 million purchase amount and future free cash flows from the operation of Heartland SPV are planned to be available for investments at the Heartland facility to increase self-collections, maximize the throughput of the refinery, enhance the quality of the output and complete other projects.

Concurrently with the closing of the transactions described above, and pursuant to the terms of the Heartland Share Purchase, the Company, through Vertex Operating, purchased 1,000 newly issued Class A Units from MG SPV at a cost of $1,000 per unit ($1 million in aggregate).

The Heartland Share Purchase provides Tensile-Heartland an option, exercisable at its election, any time after the Heartland Closing Date, subject to the terms of the Heartland Share Purchase, to purchase up to an additional 7,000 Class A-2 Preferred Units at a cost of $1,000 per Class A-2 Preferred Unit from Heartland SPV.

The Heartland Share Purchase also provided for a guarantee by the Company to Tensile-Heartland of the payment obligations of Vertex Operating as set forth in the Heartland Share Purchase (the “Heartland Guaranty”).

The Heartland Share Purchase had an effective date of January 1, 2020.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement, entered into on the Heartland Closing Date, Heartland SPV engaged Vertex Operating and the Company to provide administrative/management services and day-to-day operational management services of Heartland SPV in connection with the collection, storage, transportation, transfer, refining, re-refining, distilling, aggregating, processing, blending, sale of used motor oil, used lubricants, wholesale lubricants, recycled fuel oil, or related products and services such as vacuum gas oil, base oil, and asphalt flux, in consideration for a monthly fee. The Administrative Services Agreement has a term continuing until the earlier of (a) the date terminated with the mutual consent of the parties; (b) a liquidation of Heartland SPV; (c) a Heartland Redemption (defined below); (d) the determination of Heartland SPV to terminate following a change of control (as described in the Administrative Services Agreement) of Heartland SPV or the Company; or (e)  written notice from the non-breaching party upon the occurrence of a breach which is not cured within the cure period set forth in the Administrative Services Agreement.

The Administrative Services Agreement also provides that in the event that Heartland SPV is unable to procure used motor-oil (“UMO”) through its ordinary course operations, subject to certain conditions, Vertex Operating and the Company are required to use their best efforts to sell (or cause an affiliate to sell) UMO to Heartland SPV, at the lesser of the (i) then-current market price for UMO sold in the same geography area and (ii) price paid by such entity for such UMO. Finally, the Administrative Services Agreement provides that in the event that the Heartland SPV is unable to procure vacuum gas oil (“VGO”) feedstock through its ordinary course operations, subject to certain conditions, Vertex Operating and the Company are required to use their best efforts to sell (or cause an affiliate to sell) VGO to Heartland SPV, at the lesser of the (i) then-current market price for VGO sold in the same geographic area and (ii) price paid for such VGO.

Advisory Agreement

On the Heartland Closing Date, Heartland SPV entered into an Advisory Agreement with Tensile, pursuant to which Tensile agreed to provide advisory and consulting services to Heartland SPV and Heartland SPV agreed to reimburse and indemnify Tensile and its representatives, in connection therewith.

Heartland Limited Liability Company Agreement

The Heartland SPV is currently owned 35% by Vertex Operating and 65% by Tensile-Heartland. The Class A Units held by Tensile-Heartland are convertible into Class B Units as provided in the Limited Liability Company Agreement of Heartland SPV (the “Heartland Company Agreement”), based on a conversion price (initially one-for-one) which may be reduced from time to time if new Units of Heartland SPV are issued and will automatically convert into Series A Units upon certain events described in the Heartland Company Agreement.

The Class A-1 and A-2 Preferred Units (“Class A Preferred Units”), which are 100% owned by Tensile-Heartland, accrue a 22.5% per annum preferred return subject to terms of the Heartland Company Agreement (the “Class A Yield”).

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a)  January 17, 2025 and (ii) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of the Administrative Services Agreement pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement, (b) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Heartland Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.

In the event that Heartland SPV fails to redeem such Class A Units within 180 days after a redemption is triggered, the Class A Yield is increased to 25% until such time as such redemption is completed (with such increase being effective back to the original date of a notice of redemption). In addition, in such event, the Class A Unit holders may cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV.

Distributions of available cash of Heartland SPV pursuant to the Heartland Company Agreement (including pursuant to liquidations of Heartland SPV), subject to certain exceptions set forth therein, are to be made (a) first, to the holders of the Class A Preferred Units, in amount equal to the greater of (A) the aggregate unpaid Class A Yield and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class A Preferred Unit holders (initially Tensile-Heartland)(such aggregate capital invested by the Class A Preferred Unit holders, the “Heartland Invested Capital”, which totaled approximately $21 million as of the Heartland Closing Date, subject to adjustment as provided in the Heartland Share Purchase), less prior distributions (such greater amount of (A) and (B), the “Class A Preferred Priority Distributions”); (b) second, the Class A Preferred Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate Heartland Invested Capital; (c) third, the Class B Unitholders (other than Class B Unitholders which received Class B Units upon conversion of Class A Preferred Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.

On or after January 17, 2023, the Company (through Vertex Operating) may elect to purchase all of the outstanding units of Heartland SPV held by Tensile-Heartland at the greatest of (i) the amount of the Class A Priority Distributions and the amount of the Heartland Invested Capital, had the Class A Yield accrued at 30% per annum (instead of the original stated 22.5% per annum), (ii) two hundred and seventy-five percent (275%) of the total Heartland Invested Capital, and (iii) a calculation based on the greater of six (6) times the trailing twelve (12) months’ adjusted EBITDA and (B) six (6) times the next twelve (12) months’ projected adjusted EBITDA, each as described in further detail in the Heartland Company Agreement.

Upon the occurrence of a Heartland Triggering Event (described above), the Class A Unitholders (initially Tensile-Heartland) may elect, by a majority vote, to (a) terminate the Administrative Services Agreement and appoint new management of Heartland SPV, (b) trigger a Heartland Redemption, and/or (c) purchase the Class B Units from the Class B Unitholders (initially Vertex Operating) at the fair market value of such units as determined by a qualified third party agreed to in writing by the parties.

Description of Business Activities:
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending December 31, 2019, we aggregated approximately 94.1 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 77.6 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
Our Black Oil segment collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities. TCEP’s original purpose was to re-fine used oil into marine cutterstock; however, in the third quarter of fiscal 2015, that use ceased to be economically accretive, and instead, we operated TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana from the third quarter of fiscal 2015 to the third quarter of 2019. During the fourth quarter of 2019, the original purpose of TCEP once again became economically viable and at that time we switched to using TCEP to re-fine used oil into marine cutterstock. We also operate a facility in Marrero, Louisiana, which facility re-refines used motor oil and also produces VGO and owns 84.42% of an entity which owns a re-refining complex in Belle Chasse, Louisiana, which we call our Myrtle Grove facility.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 30 transportation trucks and more than 80 aboveground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil segment and the Refining and Marketing segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We also have historically used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (as discussed above, between the third quarter of fiscal 2015 and the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana; but did not operate our TCEP for the purpose of producing finished cutterstock, due to market conditions). During the fourth quarter of 2019, we once again began using TCEP to re-refine used oil into marine fuel cutterstock. In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above), effective January 1, 2020, we produce a base oil product that is sold to lubricant packagers and distributors.
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
Recovery Segment
The Recovery segment is a generator solutions company for the proper recovery and management of hydrocarbon streams. The Company (through this segment) owns and operates a fleet of trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap commodities.
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
We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, beginning in the fourth quarter of 2019, we once again began using TCEP for the purpose of producing finished cutterstock. We have no current plans to construct any other TCEP facilities at this time. Our TCEP technology converts feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which went into effect on January 1, 2020.
Organizational Structure
The following chart reflects our current organization structure, including significant subsidiaries (all of which are wholly-owned, except as discussed below):

Vertex Recovery Management, LLC (VRM)
Holding company for VRMLA
Vertex Energy, Inc.
HPRM LLC (Heartland SPV) 35% Owned
Holds oil re-refinery assets, including the Columbus, Ohio re-refinery
Vertex Recovery Management LA, LLC (VRMLA)
(51% owned by VRM and 49% owned by Industrial Pipe, Inc.)
Buys and Prepares ferrous and non-ferrous scrap intended for large haul barge sales
Vertex Energy Operating, LLC (Vertex Operating)
Holding company for entities below
Vertex Refining Myrtle Grove LLC (MG SPV) - 84.42% Owned
Owns a Belle Chasse, Louisiana, re-refining complex
Vertex Acquisition Sub, LLC (Vertex Acquisition)
Holding company for entities below
Vertex Refining, LA, LLC (Vertex Refining LA)
Owns and operates Marrero, Louisiana plant
Vertex Recovery, L.P. (Vertex Recovery)
Generator solutions company
Cedar Marine Terminals, L.P. (CMT)
Operates Cedar Marine Terminal
H&H Oil, L.P. (H&H)
Collects and recycles used oil and residual materials
Crossroad Carriers, L.P. (Crossroad)
Common carrier of hazardous materials

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
In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed (per the EPA), 200 - 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 - 750 million gallons are burned as an industrial fuel source. We also believe that each year the U.S. generates 425 million used automotive oil filters containing 160,000 tons of iron units and 18 million gallons of oil (per data provided by the Steel Recycling Institute). We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2018 as no additional re-refining capacity is scheduled to come on-line. As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.00 to $0.20 per gallon (which is required to be paid to acquire such used oil), the approximate market price of intermediate re-refined products ranges from $0.75 to $1.35 per gallon, and the approximate price for lubricating base oil ranges from $2.00 to $2.50 per gallon, representing a U.S. market size of approximately $1.0 - $1.75 billion for recycled oil.
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
Diversified End Product Sales.
We believe that the diversity of the products we sell reduces our overall risk and exposure to price fluctuations. Prices for petroleum-based products can be impacted significantly by supply and demand fluctuations which are not correlated with general commodity price changes. For instance, in a rising commodity price environment with a significant over-supply of base oil, the price of base oil may fall precipitously while the price of gasoline increases. We offer a diversified product mix consisting of used motor oil, fuel oil, pygas, and gasoline blendstock. We can also control our mix of end products by choosing to either resell collected feedstock or re-refine it into a higher-value product.
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
Our Business Strategy
The principal elements of our strategy include:
Pursue Strategic Acquisitions and Partnerships
 We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. Our executive team has a proven ability to evaluate resource potential and identify acquisition targets. The acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the potential future implementation of TCEP (assuming favorable market conditions). We also intend to diversify our revenue by acquiring complementary recycling service businesses, refining assets and technologies, and other vertically integrated businesses or assets. We believe we can realize synergies on acquisitions by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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
Broaden Existing Customer Relationships and Secure New Large Accounts
We intend to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier. We also believe that as we increase our supply of feedstock and re-refined products, we will have the opportunity to secure larger customer accounts that require a partner who can consistently deliver high volumes.
Re-Refine Higher Value End Products
We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP. From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, beginning in the fourth quarter of 2019, we once again began using TCEP for the purpose of producing finished cutterstock. We hope that continued improvements in our technologies and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil that command higher market prices.
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
The Recovery segment does not rely solely on contracts, but mainly on the spot market as well as a strategic network of customers and vendors to support the purchase and sale of its products which are commodities. It also relies on project-based work which it bids on from time to time of which there is no guarantee or assurance of repeat business.
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
On December 14, 2016, and effective January 1, 2017, we entered into a Third Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement. As the Tolling Agreement, as amended, was not terminated by either party within 90 days of December 31, 2019, the term of the Tolling Agreement automatically extended for an additional one (1) year period through December 31, 2020, and such agreement can be extended for up to four (4) additional one (1) year extensions. Notwithstanding such automatic extension, as of the date of this filing, we are negotiating the terms of a further extension/renewal.

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
Competition
The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc. (a wholly-owned subsidiary of Clean Harbors, Inc.), Rio Energy, Inc., Heritage-Crystal Clean, Inc., and Origin (formerly Flex Oil Service, LLC). These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.
Employees
We and our wholly and majority-owned subsidiaries have 225 full-time employees. We believe that our relations with our employees are good.
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

A new regulation primarily impacting our marine bunker fuel production is known as “IMO 2020”. On January 1, 2020, the International Maritime Organization (the "IMO") implemented a new regulation for a 0.50% global sulphur cap for marine fuels. Under the new global cap, ships that traverse the oceans will be required to use marine fuels with a sulphur content of no more than 0.50%, versus the prior limit of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet.

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

Our Marrero facility is already producing and selling IMO 2020 compliant bunker fuel.

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
We have four patents registered with the U.S. Patent and Trademark Office:

•	“System For Making A Usable Hydrocarbon Product From Used Oil” (#8,613,838), which was granted on December 24, 2013.

•	“Method for Making a Usable Hydrocarbon Product From Used Oil” (#8,398,847), which was granted on March 19, 2013.

•	“System for producing an American Petroleum Institute Standards Group III Base Stock from vacuum gas oil” (#10,421,916), which was granted on September 24, 2019.

•	“Method for producing an American petroleum institute standards group III base stock from vacuum gas oil” (#10,287,515), which was granted on May 14, 2019.

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

We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our Credit Agreements, which amounts totaling approximately $16.6 million as of December 31, 2019, come due on February 1, 2021. We may also need to raise additional funds in the future to fund acquisitions. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

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
We have a significant amount of outstanding indebtedness. As of December 31, 2019, we owed approximately $12.6 million in accounts payable and accrued expenses. As of December 31, 2019, we owed $13.3 million under the EBC Credit Agreement and $3.3 million under the Revolving Credit Agreement (each defined and described below under “Part II. - Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”).
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
The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements.
Our debt agreements limit, among other things, our ability to:

•	incur or guarantee additional indebtedness;

•	create liens;

•	make payments to junior creditors;

•	make investments;

•	sell material assets;

•	affect fundamental changes in our structure;

•	make certain acquisitions;

•	sell interests in our subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets;

•	redeem or repurchase shares of our stock, including our outstanding Series B and B1 Preferred Stock; and

•	engage in transactions with affiliates.

The Credit Agreements contain customary representations, warranties and requirements for the Company to indemnify the lenders and their affiliates. The Credit Agreements also include various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Credit Agreements, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Credit Agreements are in place, and requiring us to maintain at least $2.0 million of borrowing availability under the Revolving Credit Agreement at any time.
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

Changes in interest rates could adversely affect our earnings and/or cash flows.

    Changes in interest rates could have a material adverse impact on our earnings and cash flows. Because the majority of our notes payable have variable interest rates, our business results are subject to fluctuations in interest rates. Additionally, our Credit Agreements bear interest at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

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
In addition to the above, the value of re-refined and processed used oil is usually greater the more expensive oil is. As the price of oil decreases so does the spread between re-refined/processed used oil and refined oil and extremely low oil prices, such as the global markets experienced during fiscal 2015 and 2016, customers will often be willing to pay the slightly higher cost of refined oil rather than paying for re-refined/processed oil. Furthermore, as the price of oil decreases, the price we can charge for re-refined/processed oil decreases, and while in general the cost of our feedstocks decrease, the fixed prices required to process such feedstock and operate our plans remain fixed. As such, in the event the price of oil remains low and we are not able to increase the prices we charge for re-refined/processed oil, our margins will likely decrease and it may not become economically feasible to continue to operate our facilities. In the event that were to occur, we may be forced to shut down our facilities.
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
From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, beginning in the fourth quarter of 2019, we once again began using TCEP for the purpose of producing finished cutterstock. When oil prices are low we anticipate using TCEP only to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana, versus for its original intended purpose, producing finished cutterstock. This is because when oil prices are low, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. If oil prices decline in the future it may be inefficient to operate TCEP to re-refine oil, which may have a negative effect on our cash flows and results of operations.

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
If we are unable to retain current, and obtain new customers, our revenue and cash flows could be reduced to levels that could adversely affect our results of operations.
Any of the following factors could result in our inability to maintain current customers or attain new customers. If that were to happen our results of operations could be materially adversely affected and the value of our securities could decline in value:

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
We do not own any waste disposal sites. As a result, we are dependent on third parties for the disposal of waste streams. To date, disposal vendors have met their requirements, but they may not continue to do so. If for some reason our current disposal vendors cannot perform up to standards, we may be required to replace them. Although we believe there are a number of potential replacement disposal vendors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our waste streams by disposal vendors could expose us to liability. Any failure by disposal vendors to properly collect, transport, handle or dispose of our waste streams could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks associated with our relationship with Bunker One.

On January 10, 2020, we entered into a Heads of Agreement and a Joint Supply and Marketing Agreement, with Bunker One (USA) Inc. Pursuant to the Heads of Agreement, the Company and Bunker One agreed to form a joint decision-making body to focus on strategic matters related to the overall cooperation of the parties and to establish rules and procedures for identifying and undertaking joint projects. For each project that the parties agree to pursue, the parties will enter into a form of Co-Operation and Joint Supply and Marketing Agreement. The principal objective of each such Co-Operation JSMA will be the expansion of the business of each party by cooperating in the sourcing, storing, transportation, marketing and selling of products, where: (a) Vertex is primarily responsible for the sourcing and storing of the product (bunker fuels); (b) Bunker One is primarily responsible for the transporting, blending, marketing, selling and delivering of the product (bunker fuels); (c) Bunker One is responsible for the risk management/exposure (e.g. hedging) of the bunker fuels; and (d) Bunker One is the exclusive seller of the product to third parties. The Heads of Agreement has a term of ten years, beginning effective on January 1, 2020, and continuing through April 30, 2029, provided that the agreement extends for additional five year periods thereafter unless either party provides the other at least 120 days’ notice of non-renewal before any such automatic renewal date. Finally, under the agreement, if at any time the Company acquires a supply of material that the Company intends to sell in Texas, Louisiana or Alabama and that is suitable for use in Bunker One’s bunkering business in such area from a third party, or produces additional material for sale in such area, the

Company is required to provide Bunker One the right to purchase such supply/material pursuant to the terms and conditions of the Heads of Agreement.

The JSMA is effective as of May 1, 2020, and provides for Bunker One to acquire 100% of the production from the Company’s Marrero, Louisiana re-refining facility (which produces approximately 100,000 barrels per month of Bunker Fuel). Pursuant to the JSMA, the parties agreed to the percentages pursuant to which net profit will be split between the parties, relating to the sale of such Bunker Fuel by Bunker One, which is to be sold in Texas, Louisiana, Alabama and areas immediately adjacent thereto if mutually agreed. The JSMA has a term from May 1, 2020 to April 30, 2029, provided that the term is automatically renewable for additional five year periods thereafter unless either party provides the other at least 120 days prior written notice of non-renewal, prior to any automatic renewal date.

As a result of the above, Bunker One is the purchaser of the majority of the Company’s finished product from its Marrero, Louisiana re-refining facility, which makes up approximately 40% of the Company’s revenues. Bunker One also currently owns over 5% of our outstanding common stock and has the right, during the term of the JSMA, to have a representative attend each meeting of the Board of Directors of the Company and the committees of the board (in a non-voting observer capacity). As such, we rely on Bunker One for a significant source of our revenues and the termination of, or material adverse change in, the terms of our relationship, or a material adverse change to Bunker One or its operations, could temporarily affect our business, financial condition, liquidity and results of operations. If our relationship with Bunker One is terminated, we would have to find a new purchaser of our Marrero finished products, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all. We are also reliant on Bunker One’s ability to timely pay us amounts due under the JSMA and in the event that Bunker One is unable to pay such amounts, timely, or at all, it could have a material adverse effect on our operating results. Due to our significant reliance on Bunker One, in the event Bunker One experiences issues in selling our finished products, or in connection with its operations in general, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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
We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement currently expires on December 31, 2020 (provided that, as of the date of this filing, we are negotiating the terms of a further extension/renewal), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration term, the agreement automatically renews for up to four additional one (1) year periods. However, either party can terminate the agreement at any time with ninety days prior written notice for any reason and with thirty days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance. As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

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
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, and those operated by third parties on which we rely, including, but not limited to KMTEX, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time, it could have a material adverse effect on our results of operations and consequently the price of our securities.
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

We face risks associated with global pandemics and epidemics.
Our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. For example, in December 2019, January 2020 and February 2020, an outbreak of a new strain of coronavirus in Wuhan, China has resulted in decreased production in China, which is one of the largest global producers and shippers of goods, and has consequently led to a decrease in global shipping. Furthermore, risks associated with the potential spread of the new strain of coronavirus has resulted in additional declines in shipping volumes with ships from oil tankers to container lines being turned away from ports, or held in quarantine, due to the fear of spreading the virus. The shipping segment has suffered even more as factories have been shut down across China, the world’s largest consumer of commodities, and travel restrictions were put in place to control the spread of the coronavirus outbreak. It is anticipated that the diminished demand for transported goods as a result of such slowdown and shutdowns will continue to weigh on the shipping industry for months ahead. While we expect the decrease in global demand for shipping, and therefore oil and used oil, will have a negative effect on the price of oil and used oil, and the demand for oil and used oil, and therefore, our results of operations, at this point, the extent to which the coronavirus may impact our results is uncertain.
We depend heavily on the services of our Chief Executive Officer and Chairman, Benjamin P. Cowart.
Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 31, 2020, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.
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
Although our Chief Executive Officer, Benjamin P. Cowart, our Chief Financial Officer and Secretary, Chris Carlson, and our Chief Operating Officer, John Strickland, are prohibited from competing with us while they are employed with us and for twelve months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such twelve-month period ends. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.
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
We will be required to continually enhance and update our technology to maintain our efficiency and to avoid obsolescence. Previously, from the third quarter of fiscal 2015, to the fourth quarter of 2019, TCEP was being used to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana instead of for its originally intended purpose of producing finished cutterstock, due to market conditions. During the fourth quarter of 2019, market conditions improved and we once again began using TCEP for its originally intended purpose of producing finished cutterstock. If conditions deteriorate in the future we may once again switch to using TCEP to pre-treat used motor oil. Additionally, the costs moving forward of enhancing and updating and/or replicating our technology or creating new technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology, replicate our technology, or create new technologies our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of these potential future technical shortcomings, including but not limited to the failure of TCEP, and/or the costs associated with enhancing or replicating TCEP could have a material adverse effect on our prospects, business, financial condition, and results of operations.

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

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the operation of our business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks.

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
We operate a fleet of transportation, collection and aggregation trucks to collect and transport used oil and re-refined oil products, among other things. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including, among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries (OPEC) and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. We have experienced increases in the cost of fuel over the past several years. Although in the past, we have been able to pass-through some of these costs to our customers, we may not be able to continue to do so in the future. A significant increase in our fuel or other transportation costs could lower our operating margins and negatively impact our profitability.
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
We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing has revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we continue to identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to use our net operating loss carry-forwards may be subject to limitation.
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2019, the net operating loss carry-forwards reflect a reduction of approximately $33.0 million resulting from a 382 study which was completed during 2016. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the periods ended December 31, 2019 and 2018. In the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9. Controls and Procedures”, as of December 31, 2019, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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
If the benefits of the January 2020 Heartland transaction do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline, if we are not otherwise able to achieve the perceived benefits of the January 2020 Heartland transaction discussed above under “Part I” - “Item 1. Business” - “Recent Material Transactions” - “Heartland Share Purchase and Subscription Agreement” as rapidly as, or to the extent, anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

The MG Company Agreement includes redemption rights.

The MG SPV Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of an applicable triggering event. The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such redemption date. MG SPV may not have sufficient funds to redeem such Class B Units on such required redemption date and/or the Company may be forced to advance funds to MG SPV to allow it to complete such redemption, if such redemption is triggered.

Distributions of available cash of MG SPV pursuant to the MG Company Agreement (including pursuant to liquidations of MG SPV), subject to certain exemptions and exemptions set forth therein, are to be made (a) first, to the holders of the Class B Units, in an amount equal to the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders (initially Tensile-MG)(such aggregate capital invested by the Class B Unit holders, the “MG Invested Capital”, which totals $3 million as of the Closing Date), less prior distributions (the greater amount of (A) and (B), the “Class B Priority Distributions”); (b) second, the Class B Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate MG Invested Capital; (c) third, the Class A Unitholders (other than Class A Unitholders which received Class A Units upon conversion of Class B Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect generally to acquire, all the outstanding shares of certain of our acquisition targets, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.

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
In addition, mandatory fuel standards have been adopted in many jurisdictions which can be costly to implement and maintain compliance. For example, the International Maritime Organization set January 1, 2020 as the implementation date for ships to comply with new low sulfur fuel oil requirements (“IMO 2020”). Shipping companies may comply with this requirement by either using fuel with low sulfur content, which is more expensive than standard marine fuel, or by upgrading vessels to provide cleaner exhaust emissions, such as by installing “scrubbers” or retrofitting vessels to be powered by liquefied natural gas (“LNG”). The cost of compliance with these regulatory changes may be significant for shipping companies and it is uncertain how the availability and price of fuel globally will be affected by the implementation of the IMO 2020 regulations as refineries adjust their capacity to increase production of compliant fuels. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure feedstocks, reduce our margins, increase our operational expenses, increase fuel prices, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products or we are unable to adequately source compliant fuels, our business and result of operations would be adversely affected. Furthermore, IMO 2020 and/or other regulations may decrease demand for our products or force us to change the mix of products we offer.
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
In recent years, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs several states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is generally reduced each year in an effort to achieve the overall GHG emission reduction goal.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the SEC and the Commodity Futures Trading Commission (the “CFTC”) to enact further regulations affecting derivatives, including those we use to hedge our commodity exposure. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized.

The above regulations and rules could increase the costs to us of entering into derivatives to hedge or mitigate our commodity price exposure. If we voluntarily or involuntarily reduce our use of derivative contracts as a result of the new requirements, we become more exposed to commodity price fluctuations, which could adversely affect our ability to conduct our operations and/or hedge against falling prices, the result of which may mean more extreme swings in our results of operations and ultimately a decline in the value of our securities.

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
Crossroad is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams. We face competition from trucking companies, railroads, motor carriers and, to a lesser extent, ships and barges. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, automating transportation and/or increased competition from competitors, including competitors with more resources than us, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the trucking industry could materially affect the competitive environment in which we operate.
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
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 15.5% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and approximately 13.5% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.
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

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors, and will be subject to the terms of our credit agreements, which currently prevent us from paying cash dividends on, and/or redeeming, outstanding securities. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.
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

As of the date of this filing, we have (i) 4,418,250 outstanding stock options at a weighted average exercise price of $1.95 per share; (ii) 8,633,188 outstanding warrants to purchase 8,633,188 shares of common stock at a weighted average exercise price of $2.30 per share; (iii) 419,859 shares of common stock issuable upon the conversion of our 419,859 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 3,833,449 shares of common stock issuable upon conversion of our 3,833,449 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (v) 7,004,236 shares of common stock issuable upon conversion of our 7,004,236 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

The Company utilizes derivative instruments to manage its exposure to fluctuations in the underlying commodity prices of its inventory. The Company's management sets and implements hedging policies, including volumes, types of instruments and counterparties, to support oil prices at targeted levels and manage its exposure to fluctuating prices. The Company’s derivative instruments consist of swap and futures arrangements for oil. In a commodity swap agreement, if the agreed-upon published third-

party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For futures arrangements, the Company receives the difference, positive or negative, between an agreed-upon strike price and the market price. Our results of operations may be negatively affected by our derivative instruments.

The Lock-Up Agreement with Tensile includes termination rights.

We and Tensile entered into a Registration Rights and Lock-Up Agreement, pursuant to which we agreed to use commercially reasonable efforts to register the Tensile Shares and Warrant Shares prior to July 26, 2020 and Tensile agreed to not sell any of the Tensile Shares or Warrant Shares until July 26, 2020 and to sell no more than 300,000 of such Tensile Shares and Warrant Shares in any 90 day period through July 26, 2024 (the “Volume Limitation”), each, subject to certain exceptions set forth therein. The general restriction on selling shares, but not the Volume Limitation, terminates if our common stock is not traded on Nasdaq or a similar market for a period of more than five consecutive trading days. Upon any termination of the lock-up pursuant to the preceding sentence, in the event Tensile holds any Tensile Shares, Warrant Shares or any Warrants, we are required to disclose publicly all material nonpublic information disclosed to Tensile prior to the date of such termination. The sale by Tensile of common stock into the marketplace, in the event of the termination of the terms of the Lock-Up Agreement may result in a decrease in the then trading values of our common stock. Furthermore, the required disclosure of material nonpublic information, if required by the terms of the Lock-Up Agreement, could have a material adverse effect on our ability to compete in our industry, require the disclosure of proprietary and other information, and/or may cause the value of our common stock to decline in value.

Risks Relating to our Preferred Stock
We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock, which give the holders thereof a liquidation preference.

We have 50 million shares of preferred stock authorized, which includes 5 million shares of designated Series A Preferred Stock of which approximately 0.4 million shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which 3.8 million shares are issued and outstanding, and 17 million designated shares of Series B1 Preferred Stock, of which 7.0 million shares are issued. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and Series B1 Preferred stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $23.0 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

We do not anticipate redeeming our Series B and B1 Preferred Stock on June 24, 2020, notwithstanding the fact that our Series B and B1 Preferred Stock is required to be redeemed on June 24, 2020, subject to the terms of the Certificate of Designations of such Preferred Stock and applicable law, and the dividend rate of such Preferred Stock increases to 10% per annum in the event the Company is unable to complete such redemptions.

We are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $12.0 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $10.9 million in aggregate as of the date of this filing), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the Company anticipates the redemption date of the Series B and B1 Preferred Stock being extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities (and any facilities which replace or refinance the Credit Agreements) no longer prohibit such redemptions. Effective on June 24, 2020, in the event the Series B and B1 Preferred Stock is not redeemed by the Company due to the provisions of the Company’s senior credit facilities, the dividend rate of such preferred stock increases to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate following the redemption date may cause significant additional shares of Series B and B1 Preferred Stock and/or common stock to be due to the holders of such Series B and B1 Preferred Stock and may cause significant dilution to existing shareholders.

Notwithstanding the above, pursuant to the Nevada Revised Statutes, no redemption of the Series B or B1 Preferred Stock is allowed unless such redemption would not result in the Company (i) having less (a) assets than its (b) total liabilities plus the liquidation rights of any preferred stock or other preferred right holders and/or (ii) being unable to pay its debts as they become due after such redemption. Furthermore, the Series B and B1 Preferred Stock designations currently only provide for an ‘all or nothing’ type redemption, and as such, regardless of the compliance of the redemptions of the Series B and B1 Preferred Stock with the terms of the Company’s senior credit agreements, the Company anticipates being legally unable to redeem the Series B and B1 Preferred Stock due to the requirements of Nevada law and the ‘all or nothing’ requirement of such preferred stock until such time as the Company has sufficient cash on hand to pay the entire liquidation preference of the Series B and B1 Preferred Stock ($23.0 million) and have sufficient cash left over to pay its debts as they become due.

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

Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $23.0 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock on June 24, 2020 or at any time in the foreseeable future.

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
Our outstanding Series B Preferred Stock and Series B1 Preferred Stock accrue a dividend.
Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $12.0 million in aggregate as of the date of this report), increasing to 10% per annum in the event we are contractually or legally, unable to redeem the Series B Preferred Stock on June 24, 2020. The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay the dividend in cash or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $10.9 million in aggregate), provided that such dividend was to increase to 9% if certain Consolidated Adjusted EBITDA targets were not met during various periods between 2017-2018, and increasing to 10% per annum in the event we are contractually or legally, unable to redeem the Series B Preferred Stock on June 24, 2020. The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the VWAP of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

We may not have sufficient available cash to pay the dividends as they accrue or may be prohibited contractually, or pursuant to applicable law, from paying such dividends in cash. The payment of the dividends, or our failure to timely pay the dividends when due, could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or additional shares of Series B Preferred Stock or Series B1 Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series B Preferred Stock or Series B1 Preferred Stock into common stock pursuant to the terms of such Series B Preferred Stock and Series B1 Preferred Stock) could cause substantial dilution to the then holders of our common stock.
We may be required to issue additional shares of Series B Preferred Stock and Series B1 Preferred Stock upon the occurrence of certain events.
As described above, in the event we choose not to pay, or are prohibited from paying, the dividends which accrue on the Series B Preferred Stock and Series B1 Preferred Stock in cash, and/or we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock, we are required to pay such dividends in-kind in (a) Series B Preferred Stock shares at $3.10 per share, which will also include a $3.10 per share liquidation preference in connection with the Series B Preferred Stock dividends; and (b) Series B1 Preferred Stock shares at $1.56 per share, which will also include a $1.56 per share liquidation preference in connection with the Series B1 Preferred Stock, and the right to convert into common stock on a one-for-one basis.

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
In addition, the Company leases four smaller facilities, one located in San Antonio, Texas, one in Mission, Texas, one in Pittsburg, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease. The Mission, Texas lease has a term expiring on November 1, 2020, and a rental cost of $1,250 per month. The Pittsburg lease is for three years, expiring May 1, 2020, at a monthly cost of $4,776. The Dallas lease expired in August 31, 2015, but we continue to lease this facility on a month to month basis for a rental cost of $4,500 per month. These facilities are related to the operations of the Black Oil segment.
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
We also lease approximately 5,893 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is $10,709 per month through maturity June 30, 2021. This property relates to general administrative functions of the Company and is proportionally allocated to each of our three segments.
The Company leases three smaller facilities, one located in Zanesville, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office. The Zanesville facility is leased under a twelve month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month. The Mount Sterling, Kentucky lease had a term expiring on March 22, 2018, but we continue to lease this facility on a month-to-month basis, pursuant to the terms of the lease, and a rental cost of $2,300 per month. The Ravenswood, West Virginia lease had a term expiring October 1, 2016, but we continue to lease this facility on a month to month basis for a rental cost of $1,772 per month.
The Company owns or co-owns five other facilities, which are located in Ohio. Two facilities are located in Columbus, of which one is the location of our refinery and the other is for the storage of feedstocks and finished products, the indirect ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Part I” - “Item 1. Business” - “Recent Material Transactions” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used for bulk used oil storage and as a transfer facility. The fifth facility is located in Sandusky, Ohio and is used for bulk storage of used oil and as a transfer facility. All properties relate to the operations of the Black Oil segment.

Marrero Facility:
We lease a used motor oil refinery located in Marrero, Louisiana. The facility was constructed in 1992 by Chevron Texaco, can currently process more than 180,000 gallons per day and has a total storage capacity of nearly 17 million gallons. The facility is accessible by truck, rail, and barge. The lease has a term expiring in April 2023, with a monthly rental cost of $258,000. The lease also provides us the right to extend the lease for up to four additional five year extension terms through April 2043. This facility is related to the operations of the Black Oil segment.
Myrtle Grove:
Prior to June 17, 2019, we owned all of, and subsequent to June 17, 2019, as a result of the MG Purchase Agreement, defined and described above under “Part I” - “Item 1. Business” - “Recent Material Transactions” - “Heartland Share Purchase and Subscription Agreement”- “Myrtle Grove Share Purchase and Subscription Agreement”, we own 84.42% of an entity which leases 45 acres of land on the Gulf Coast in Myrtle Grove, Louisiana. The site, which is currently being developed, is located approximately 26 miles from the Marrero facility (described above). Existing infrastructure includes offices and maintenance buildings, a lab, a control room, and a process area with existing piling and concrete, loading and unloading areas and fire protection for the process area. We also transferred additional refining equipment which we owned or leased located on the site to MG SPV in connection with the transaction described above. The lease has a term expiring in May 2022, and a rental cost of $54,000 per month. The lease also has 10 additional five year term renewal options through 2072, with the rental cost of each extension term increasing by 8% of the preceding term. This facility is related to the operations of the Black Oil segment.

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
Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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
HOLDERS
As of March 3, 2020, there were approximately (a) 264 holders of record of our common stock, not including holders who hold their shares in street name, and 45,554,841 shares of common stock issued and outstanding; (b) 74 holders of record of our 419,859 outstanding shares of Series A Preferred Stock; (c) 11 holders of record of our 3,883,449 outstanding shares of Series B Preferred Stock; and (d) 9 holders of record of our 7,004,236 outstanding shares of Series B1 Preferred Stock.
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
Preferred Stock
The total number of “blank check” authorized shares of our preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of authorized shares of our Series A Convertible Preferred Stock (“Series A Preferred”) is 5,000,000; the total number of authorized shares of Vertex’s Series B Preferred Stock is 10,000,000 (“Series B Preferred Stock”); the total number of authorized shares of Vertex's Series B1 Preferred Stock is 17,000,000 ("Series B1 Preferred Stock") and the total number of authorized shares of Vertex’s Series C Convertible Preferred Stock (of which none are outstanding) is 44,000 (“Series C Preferred Stock”).
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
The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020, provided that such redemption is not required in the event the Company is contractually (which it is under its Credit Agreements) or legally prohibited from redeeming such preferred stock. In the event Series B Preferred Stock is not redeemed on June 24, 2020, the dividend rate increases to 10% per annum, until such time, if ever, as the Company is contractually and legally able to redeem such preferred stock.
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

The Consolidated Adjusted EBITDA targets were as follows:

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

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017 (the two year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock) and the Company is required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends on June 24, 2020 (the five year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock), provided that such redemption is not required in the event the Company is contractually (which it is under its Credit Agreements) or legally prohibited from redeeming such preferred stock. In the event Series B Preferred Stock is not redeemed on June 24, 2020, the dividend rate increases to 10% per annum, until such time, if ever, as the Company is contractually and legally able to redeem such preferred stock.

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

Recent Sales of Unregistered Securities
The below includes information on recent sales of unregistered securities during the three months ended December 31, 2019 and from the period from January 1, 2020 to the filing date of this report, and does not include information which has previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:
For the period from October 1, 2019 to December 31, 2019, a total of approximately $177,921 of dividends accrued on our outstanding Series B Preferred Stock and $211,269 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 57,394 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2020 and the issuance of 135,429 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2020. If converted in full, the 57,394 shares of Series B Preferred Stock would convert into 57,394 shares of common stock and the 135,429 shares of Series B1 Preferred Stock would convert into 135,429 shares of common stock.

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

On January 13, 2020, a holder of our Series B1 Preferred Stock converted 9,018 shares of Series B1 Preferred Stock into 9,018 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock.

On January 22, 2020, two holders of our Series B1 Preferred Stock converted 25,000 shares each of Series B Preferred Stock into 25,000 shares of common stock each, pursuant to the terms of such Series B Preferred Stock.

On January 27, 2020, a holder of our Series B1 Preferred Stock converted 252,337 shares of Series B1 Preferred Stock into 252,337 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock.

On January 28, 2020, two holders of our Series B1 Preferred Stock converted 17,000 shares each of Series B Preferred Stock into 17,000 shares of common stock, each, pursuant to the terms of such Series B1 Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As of the date of this filing, there were 419,859 outstanding shares of Series A Preferred Stock, which if converted in full, could be converted into 419,859 shares of common stock; 3,883,449 outstanding shares of Series B Preferred Stock, which if converted in full, could be converted into 3,883,449 shares of common stock; and 7,004,236 outstanding shares of Series B1 Preferred Stock, which if converted in full, could be converted into 7,004,236 shares of common stock.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$163,365,565	$180,720,661	$145,499,092	$98,078,914	$146,942,461
Income (loss) from operations	$(2,774,044)	$488,348	$(7,056,263)	$(10,112,514)	$(14,093,041)
Basic net loss per share	$(0.28)	$(0.23)	$(0.36)	$(0.51)	$(0.86)
Diluted net loss per share	$(0.28)	$(0.23)	$(0.36)	$(0.51)	$(0.86)
Weighted average number of basic common shares outstanding	40,988,946	35,411,264	32,653,402	30,520,820	28,181,096
Weighted average number of diluted common shares outstanding	40,988,946	35,411,264	32,653,402	30,520,820	28,181,096

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data
Cash and cash equivalents	$4,099,655	$1,249,831	$1,105,787	$1,701,435	$765,364
Working capital (deficit)	$2,609,609	$6,547,301	$3,523,548	$(1,268,192)	$(10,498,637)
Total assets	$120,759,919	$84,160,408	$84,305,474	$86,985,968	$93,644,816
Long-term obligations	$44,714,247	$16,175,790	$16,013,267	$6,214,103	$7,088,263
Total liabilities	$69,511,546	$33,171,401	$32,961,171	$28,667,747	$40,753,674
Total temporary equity	$28,146,347	$22,179,963	$22,959,945	$19,604,255	$11,955,207
Total equity	$23,102,026	$28,809,044	$28,384,358	$38,713,966	$40,935,935
The key operational issue contributing to the differences between 2019 and 2018 was the decrease in commodity prices. This resulted in lower 2019 revenues and cost of goods sold without a corresponding increase in our fixed costs. Other operating differences between 2019 and 2018, were due to the acquisitions completed the first quarter of 2018.

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

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating segments as follows:
BLACK OIL - Revenues for our Black Oil segment are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products.  The Houston, Texas TCEP facility finished product is then sold by barge as a fuel oil cutterstock (provided that TCEP has only once again been used for this purpose since the fourth quarter of 2019, and prior to that, beginning in the third quarter of 2015, due to economic reasons, was temporarily being used to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana). Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process, as well as to the marine fuels market.
Through the operations at our Columbus, Ohio facility, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Part I” - “Item 1. Business” - “Recent Material Transactions”), effective January 1, 2020, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.

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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the fixed assets and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC (“Acadiana”), Nickco Recycling, Inc. (“Nickco”), Ygriega Environmental Services, LLC (“Ygriega”) and Specialty Environmental Services (“SES”) acquisitions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018
Set forth below are our results of operations for the three months ended December 31, 2019, as compared to the same period in 2018.

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Revenues	$42,588,302	$41,801,748	$786,554	2%

Cost of revenues	31,045,027	36,879,263	(5,834,236)	(16)%

Gross profit	11,543,275	4,922,485	6,620,790	135%

Selling, general and administrative expenses	6,652,623	5,258,572	1,394,051	27%

Depreciation and amortization	1,846,604	1,756,996	89,608	5%

Total operating expenses	8,499,227	7,015,568	1,483,659	21%

Income (loss) from operations	3,044,048	(2,093,083)	5,137,131	245%

Other Income	126	—	126	100%
Loss on sale of assets	(105,554)	(5,970)	(99,584)	(1,668)%
Gain (loss) on change in derivative warrant liability	(819,239)	2,888,687	(3,707,926)	(128)%
Interest Expense	(747,291)	(833,084)	85,793	10%
Total other income (expense)	(1,671,958)	2,049,633	(3,721,591)	(182)%

Income (loss) before income tax	1,372,090	(43,450)	1,415,540	3,258%

Income tax provision	—	—	—	—%

Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	(62,112)	157,883	(219,995)	(139)%

Net income (loss) attributable to Vertex Energy, Inc.	$1,434,202	$(201,333)	$1,635,535	812%

Each of our segments' gross profit (loss) during the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Black Oil
Revenues	$36,215,635	$32,730,540	$3,485,095	11%
Cost of Revenues	24,822,137	27,280,433	(2,458,296)	(9)%
Gross profit	$11,393,498	$5,450,107	$5,943,391	109%

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Refining And Marketing
Revenues	$3,745,290	$5,553,741	$(1,808,451)	(33)%
Cost of Revenues	2,883,187	5,972,018	(3,088,831)	(52)%
Gross profit (deficit)	$862,103	$(418,277)	$1,280,380	(306)%

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Recovery
Revenues	$2,627,377	$3,517,467	$(890,090)	(25)%
Cost of Revenues	3,339,703	3,626,812	(287,109)	(8)%
Gross deficit	$(712,326)	$(109,345)	$(602,981)	(551)%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices. Increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Revenues increased 2% for the fourth quarter of 2019, compared to the same period in 2018, due primarily to increased volumes of products sold during the period. Total volume increased 23% and gross profit increased 135% for the three months ended December 31, 2019, compared to same period in 2018. Additionally, our per barrel margin increased 91% relative to the three months ended December 31, 2018.  The majority of this increase was the result of the drop in High Sulfur Fuel Oil commodity prices during the fourth quarter of 2019, which resulted in lowering the index that we purchase the majority of our feedstock against, which improved our product spreads during this period.
During the three months ended December 31, 2019, total cost of revenues was $31,045,027, compared to $36,879,263 for the three months ended December 31, 2019, a decrease of $5,834,236 or 16% from the prior period. The main reason for the decrease was the result of a decline in commodity prices, which impacted our feedstock pricing and a decrease in volumes in our Refining & Marketing division, as well as our metals facilities.
Our Black Oil segment’s volume increased approximately 17% during the three months ended December 31, 2019 compared to the same period in 2018. This increase was mainly due to steady production during the period and not having a turnaround during the period at either of our refining facilities during the three months ended December 31, 2019, compared to turn arounds during last year's period. Overall volume for the Refining and Marketing segment decreased 26% during the three month period ended December 31, 2019, as compared to the same period in 2018. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. This segment experienced a decrease in production of 54% for its cutterstock for the three months ended December 31, 2019, compared to the same period in 2018. Our gasoline blendstock volumes were down 100% for the three months ended December 31, 2019, compared to the same period in 2018. Our pygas volumes increased 8% for the three months ended December 31, 2019, as compared to the same period in 2018.

During the three months ended December 31, 2019, our Refining and Marketing cost of revenues were $2,883,187 of which the processing costs for our Refining and Marketing business located at KMTEX were $588,070. Revenues for the same period were $3,745,290 while gross profit from operations was $862,103. During the three months ended December 31, 2018, our Refining and Marketing cost of revenues were $5,972,018, which included the processing costs at KMTEX of $650,481. Revenues for the same period were $5,553,741, while gross deficit from operations was $418,277.
Commodity prices decreased approximately 34% for the three months ended December 31, 2019, compared to the same period in 2018. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December 31, 2019 decreased $21.02 per barrel from a three month average of $61.59 per barrel during the three months ended December 31, 2018 to $40.57 per barrel during the three months ended December 31, 2019.
Overall gross profit increased 135% and our margin per barrel increased approximately 91% for the three months ended December 31, 2019, compared to the same period in 2018.  In our street collections and third party purchasing we were focused on lowering the prices paid to generators and suppliers for used motor oil during 2019. Additionally, our street collections operations had to quickly shift its services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the period compared to this being a cost and us paying for these services to be completed in certain prior periods. Volumes in our street collections were up 19% for the three months ended December 31, 2019 as compared to the same period in 2018. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.
We had selling, general and administrative expenses of $6,652,623 for the three months ended December 31, 2019, compared to $5,258,572 from the prior year's period, an increase of $1,394,051 or 27% from the prior period. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to our expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction.
We had total other expense of $1,671,958 for the three months ended December 31, 2019, compared to total other income of $2,049,633 for the three months ended December 31, 2018. The main reason for the change in other expense during 2019 was the loss of $819,239 during 2019, compared to the gain of $2,888,687 during 2018, on change in value of derivative liability, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 14. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data".
We had income before income taxes of $1,372,090 for the three months ended December 31, 2019 compared to a loss before income taxes of $43,450 for the three months ended December 31, 2018. The increase in income was mainly due to the decrease in costs of revenues as discussed above, partially offset by a $3,707,926 increase in loss on change in derivative warrant liability related to the non-cash adjustment relating to the value of the June 2015 and May 2016 warrants, as discussed above.
We had net income attributable to Vertex Energy, Inc. of $1,434,202 for the three months ended December 31, 2019, compared to a net loss attributable to Vertex Energy, Inc. of $201,333 for the three months ended December 31, 2018. The increase in net income was primarily due to increased direct collection volumes of product into our facilities during the current year and increased finished product volumes, coupled with the decrease in cost of revenues as discussed above.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2018

	Year Ended December 31,
	2019	2018	$ Change	% Change
Revenues	$163,365,565	$180,720,661	$(17,355,096)	(10)%

Cost of revenues	134,777,113	151,314,039	(16,536,926)	(11)%

Gross profit	28,588,452	29,406,622	(818,170)	(3)%

Selling, general and administrative expenses	24,182,407	21,927,264	2,255,143	10%

Depreciation and amortization	7,180,089	6,991,010	189,079	3%

Total operating expenses	31,362,496	28,918,274	2,444,222	8%

Income (loss) from operations	(2,774,044)	488,348	(3,262,392)	(668)%

Other income (expense)
Other income	920,197	659	919,538	139,535%
Gain (loss) on sale of assets	(74,111)	45,553	(119,664)	(263)%
Gain (loss) on change in value of derivative warrant liability	(487,524)	763,716	(1,251,240)	(164)%
Interest expense	(3,070,071)	(3,281,855)	211,784	6%
Total other expense	(2,711,509)	(2,471,927)	(239,582)	(10)%

Loss before income tax	(5,485,553)	(1,983,579)	(3,501,974)	(177)%

Income tax benefit	—	—	—	—%

Net loss	(5,485,553)	(1,983,579)	(3,501,974)	(177)%

Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	(436,974)	234,188	(671,162)	(287)%

Net loss attributable to Vertex Energy, Inc.	$(5,048,579)	$(2,217,767)	$(2,830,812)	(128)%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2019	2018	$ Change	% Change
Black Oil
Revenues	$139,269,164	$143,836,981	$(4,567,817)	(3)%
Cost of revenues	113,196,583	116,524,465	(3,327,882)	(3)%
Gross profit	$26,072,581	$27,312,516	$(1,239,935)	(5)%

Refining And Marketing
Revenues	$12,957,767	$22,935,482	$(9,977,715)	(44)%
Cost of revenues	10,651,069	22,290,277	(11,639,208)	(52)%
Gross profit	$2,306,698	$645,205	$1,661,493	258%

Recovery
Revenues	$11,138,634	$13,948,198	$(2,809,564)	(20)%
Cost of revenues	10,929,461	12,499,297	(1,569,836)	(13)%
Gross profit	$209,173	$1,448,901	$(1,239,728)	(86)%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices. Increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Total revenues decreased 10% for the year ended December 31, 2019, compared to the year ended December 31, 2018, due primarily to decreases in commodity prices during the period of approximately 10%. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2019 decreased $7.31 per barrel from a 2018 average of $61.21 per barrel to an average of $53.90 per barrel during 2019. On average, prices we received for our products decreased 10% for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Volume for our Black Oil segment increased 5% during fiscal 2019 compared to 2018. This volume increase is attributable to the increased amount of product which was processed through our facilities in Columbus, Ohio , the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Part I” - “Item 1. Business” - “Recent Material Transactions”), effective January 1, 2020, and Marrero, Louisiana during the period ended December 31, 2019, as compared to the same period in 2018. Our per barrel margin in the Black Oil segment decreased approximately 10% for the year ended December 31, 2019 from the same period in 2018. The decrease in margins was due to the issues experienced during the first half of the year at our refining facilities relating to weather events, extended turnarounds and overall operational challenges which caused an increase in operating expenses. Our Black Oil segment, which includes our TCEP facility, the Marrero facility and the Heartland facility (of which we own 35% effective January 1, 2020), generated revenues of $139,269,164 for the year ended December 31, 2019, with cost of revenues of $113,196,583, producing a gross profit of $26,072,581. During the year ended December 31, 2018, these revenues were $143,836,981 with cost of revenues of $116,524,465, producing a gross profit of $27,312,516. Gross profit decreased for the year ended December 31, 2019, compared to 2018, as a result of increased operating expenses through our various facilities offset by diligent management of our street collections and pricing.
Total volume company-wide was up 5% during fiscal 2019 compared to 2018, and our total per barrel margin decreased approximately 8% for fiscal 2019, compared to 2018. This decrease was a result of increased operating expenses experienced at our facilities during 2019. We experienced increased turnaround costs during the year as a result of hurricane/weather delays as well as substantially increased transportation expenses due to weather and fog along the Gulf Coast and Mississippi River.
Our Refining and Marketing segment experienced a decrease in production of 63% for its fuel oil cutterstock product for the year ended December 31, 2019, compared to the same period in 2018, as a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced, and our fuel oil cutterstock commodity prices decreased approximately 12% over the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2019 decreased $7.18 per barrel from $61.08 per barrel for the year ended December 31, 2018 to $53.90 per barrel for the year ended December 31, 2019.

Our pygas production decreased 3% for the year ended December 31, 2019, compared to the same period in 2018 and commodity prices decreased approximately 10% for our pygas finished product for 2019, compared to the same period in 2018.
Our gasoline blendstock volumes decreased 100% for the year ended December 31, 2019 as compared to 2018.  This was a result of no longer processing gasoline blendstocks in our Refining and Marketing division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.
Overall volume for the Refining and Marketing segment decreased 34% during the year ended December 31, 2019, compared to the year ended December 31, 2018. Margins per barrel increased in the Refining and Marketing segment as a result of changes we have made in the products being managed and processed as well as the pricing of these products.
During the year ended December 31, 2019, our Refining and Marketing cost of revenues were $10,651,069, of which the processing costs for our Refining and Marketing business located at KMTEX were $2,007,295. Revenues for the same period were $12,957,767, while gross profit from operations was $2,306,698. During the year ended December 31, 2018, our Refining and Marketing cost of revenues were $22,290,277, which included the processing costs at KMTEX of $2,223,633. Revenues for the same period were $22,935,482, while gross profit was $645,205.
Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acts as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  Revenues for this segment decreased during 2019, as compared to the same period in 2018. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get started; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods. Revenues for this division decreased 20% as a result of a significant decrease in steel volumes and prices during 2019, as compared to 2018. Volumes of petroleum products acquired in our Recovery business were up 36% during the twelve months ended December 31, 2019, as compared to the same period in 2018. We are continuing to focus on volume growth in this division.
Prevailing prices of certain commodity products can significantly impact our revenues and cash flows. As noted above the revenue variances from fiscal 2018 to 2019 were largely impacted due to the changes in commodity pricing between the two periods as detailed below.
The following table sets forth the high and low spot prices during 2019 for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.01	September 16	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.08	April 10	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$68.54	April 25	$32.05	November 19
NYMEX Crude Oil (dollars per barrel)	$66.30	April 23	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2018 for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.32	October 1	$1.50	December 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.20	October 3	$1.26	December 27
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$73.42	October 9	$47.27	December 27
NYMEX Crude Oil (dollars per barrel)	$76.41	October 1	$44.61	December 27
Reported in Platt's US Marketscan (Gulf Coast)
We saw a steady decline in each of the benchmark commodities we track during 2019 and 2018. During 2018 and specifically the second half of 2019, the commodity markets experienced a steady decline due to overall global economic conditions mostly related to supply and demand for the products we track.
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
Gross profit decreased 3% to $28,588,452 for the year ended December 31, 2019 from $29,406,622 for the year ended December 31, 2018, primarily due to operational impacts to our business at our refining locations. We experienced extended delays due to weather events in the Gulf Coast which caused extended downtime at our facility during the year ended December 31, 2019. This resulted in higher turnaround costs as well as decreased production. In addition we experienced increased costs around our metals division during the year due to an increase in the market price of metals.
We had selling, general and administrative expenses of $24,182,407 for the year ended December 31, 2019, compared to $21,927,264 for the prior year’s period, an increase of $2,255,143 or 10% from the prior period, due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction.
We had total other expense of $2,711,509 for the year ended December 31, 2019, compared to total other expense of $2,471,927 for the year ended December 31, 2018. The main reasons for the change in other expense during 2019 was the receipt of a payment of $907,500 related to the proceeds of an insurance settlement for a fire that had occurred at the used oil re-refining plant located in Churchill County, Nevada, which we previously rented during the year ended December 31, 2019 as compared to year ended December 31, 2018, and the loss of $487,524 during 2019, compared to the gain of $763,716 during 2018, on change in value of derivative liability, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 14. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data".
We had a loss before income taxes of $5,485,553 for the year ended December 31, 2019, compared to a loss before income taxes of $1,983,579, for the year ended December 31, 2018, a 177% increase.  The increase in net loss before taxes was attributable to the decline in market and commodity prices, which reduced revenues during the period, as well as the increase in selling, general and administrative expenses.
We had a net loss attributable to Vertex Energy, Inc. of $5,048,579 for the year ended December 31, 2019, compared to a net loss of $2,217,767 for the year ended December 31, 2018, an increase in net loss of $2,830,812 or 128% from the prior period for the reasons described above.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2019 and 2018, respectively.

	Statements of Operations by Quarter
	Fiscal 2019				Fiscal 2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$42,588,302	$37,799,259	$43,657,292	$39,320,712	$41,801,748	$50,632,948	$46,917,770	$41,368,195
Cost of revenues	31,045,027	32,372,316	36,515,421	34,844,349	36,879,263	42,593,367	36,796,258	35,045,151
Gross profit	11,543,275	5,426,943	7,141,871	4,476,363	4,922,485	8,039,581	10,121,512	6,323,044
Selling, general and administrative expenses	6,652,623	6,153,184	6,028,859	5,347,741	5,258,572	5,658,659	5,364,591	5,645,442
Depreciation and amortization	1,846,604	1,815,582	1,780,890	1,737,013	1,756,996	1,806,839	1,733,076	1,694,099
Total operating expenses	8,499,227	7,968,766	7,809,749	7,084,754	7,015,568	7,465,498	7,097,667	7,339,541
Income (loss) from operations	3,044,048	(2,541,823)	(667,878)	(2,608,391)	(2,093,083)	574,083	3,023,845	(1,016,497)

Other income (expense)
Interest income	126	918,153	1,918	—	—	—	659	—
Gain(loss) Asset Sales	(105,554)	—	29,150	2,293	(5,970)	—	8,843	42,680
Gain on change in value of derivative liability	(819,239)	1,290,792	746,017	(1,705,094)	2,888,687	(2,169,133)	475,913	(431,751)
Interest expense	(747,291)	(826,005)	(738,972)	(757,803)	(833,084)	(798,800)	(847,456)	(802,515)
Total other income (expense)	(1,671,958)	1,382,940	38,113	(2,460,604)	2,049,633	(2,967,933)	(362,041)	(1,191,586)

Income (loss) before income taxes	1,372,090	(1,158,883)	(629,765)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)
Income tax benefit	—	—	—	—	—	—	—	—
Net income (loss)	1,372,090	(1,158,883)	(629,765)	(5,068,995)	(43,450)	(2,393,850)	2,661,804	(2,208,083)

Net income (loss)attributable to non-controlling interest	(62,112)	(67,102)	(202,329)	(105,431)	157,883	(105,970)	131,736	50,539

Net income (loss)attributable to Vertex Energy, Inc.	$1,434,202	$(1,091,781)	$(427,436)	$(4,963,564)	$(201,333)	$(2,287,880)	$2,530,068	$(2,258,622)
Number of weighted average common shares outstanding
Basic	42,063,871	41,376,335	40,294,870	40,195,925	40,062,779	35,144,113	33,300,456	33,063,732
Diluted	42,783,248	41,376,335	40,294,870	40,195,925	40,062,779	35,144,113	37,013,651	33,063,732

	Statements of Operations by Quarters
	Fiscal 2019				Fiscal 2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$36,215,635	$32,330,530	$37,907,811	$32,815,187	$32,730,540	$40,400,064	$38,469,131	$32,237,246
Cost of revenues	24,822,137	27,663,982	31,368,939	29,341,525	27,280,433	32,550,126	29,723,927	26,969,978
Gross profit	$11,393,498	$4,666,548	$6,538,872	$3,473,662	$5,450,107	$7,849,938	$8,745,204	$5,267,268
Refining & Marketing
Revenues	$3,745,290	$3,076,454	$3,277,402	$2,858,621	$5,553,741	$7,313,630	$4,392,870	$5,675,241
Cost of revenues	2,883,187	2,511,314	2,705,031	2,551,537	5,972,018	7,044,218	4,034,509	5,239,532
Gross profit (loss)	$862,103	$565,140	$572,371	$307,084	$(418,277)	$269,412	$358,361	$435,709
Recovery
Revenues	$2,627,377	$2,392,274	$2,472,079	$3,646,904	$3,517,467	$2,919,254	$4,055,769	$3,455,708
Cost of revenues	3,339,703	2,197,019	2,441,451	2,951,287	3,626,812	2,999,023	3,037,821	2,835,641
Gross profit (loss)	$(712,326)	$195,255	$30,628	$695,617	$(109,345)	$(79,769)	$1,017,948	$620,067
The below graph charts our total quarterly revenue over time from March 31, 2018 to December 31, 2019:
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
We had total assets of $120,759,919 as of December 31, 2019, compared to $84,160,408 at December 31, 2018.  The increase was mainly due to the implementation of the new lease accounting requirements during the year ended December 31, 2019, which mandated the recognition of operating lease right of use assets totaling an aggregate of $35,586,885. The recognition of these right of use assets on the balance sheet existed in prior periods as well, but were not, due to the then accounting requirements, treated as assets on our balance sheet. Without taking into account the operating lease right to use assets, our total assets would have been $85,173,034 at December 31, 2019.

We had total liabilities of $69,511,546 as of December 31, 2019, compared to total liabilities of $33,171,401 as of December 31, 2018. The increase in liabilities was mainly in connection with the implementation of the new lease accounting requirements, which created a new line item on the balance sheet, operating lease liability, which totaled $35,586,885 as of December 31, 2019.

We had working capital of $2,609,609 as of December 31, 2019, compared to working capital of $6,547,301 as of December 31, 2018. The decrease in working capital is mainly due to the addition in the current period of the current portion of the operating lease liability in connection with the implementation of the new lease accounting requirements.
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
The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90%. All such premium finance agreements have maturities of less than one year and have a balance of $1,165,172 at December 31, 2019.
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC and Credit Agreement Amendments
Our outstanding EBC Credit Agreement and the Revolving Credit Agreement are defined and described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 9. Line of Credit and Long-Term Debt” - “Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC" and "Credit Agreement Amendments”.

The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2019 are $13,333,000 and $3,276,230, respectively.
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
We will also need additional capital in the future to redeem our Series B Preferred Stock and Series B1 Preferred Stock, provided that the required redemption date of such preferred stock (June 24, 2020), provided that, as discussed above under “Part I” - “Item 1A. Risk Factors” - “We do not anticipate redeeming our Series B and B1 Preferred Stock on June 24, 2020, notwithstanding the fact that our Series B and B1 Preferred Stock is required to be redeemed on June 24, 2020, subject to the terms of the Certificate of Designations of such Preferred Stock and applicable law, and the dividend rate of such Preferred Stock increases to 10% per annum in the event the Company is unable to complete such redemptions.”, we do not anticipate being contractually, or legally, able to redeem such stock on such date, and further do not anticipate having sufficient cash on hand to complete such redemption on such date, or in the near term. In the event such preferred stock is not redeemed on June 24, 2020, the preferred stock will accrue a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.

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
Cash flows for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018 were as follows:

	Twelve Months Ended December 31,
	2019	2018
Beginning cash, cash equivalents, and restricted cash	$2,849,831	$1,105,787
Net cash provided by (used in):
Operating activities	2,473,167	5,376,287
Investing activities	(3,626,440)	(2,768,943)
Financing activities	2,503,267	(863,300)
Net increase in cash, cash equivalents, and restricted cash	1,349,994	1,744,044
Ending cash, cash equivalents, and restricted cash	$4,199,825	$2,849,831
Operating activities provided cash of $2,473,167 for the year ended December 31, 2019, as compared to providing cash of $5,376,287 in 2018. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities.   The primary reason for the decrease in cash provided by operating activities for the year ended December 31, 2019, compared to the same period in 2018, was the increase in net loss, increase in accounts receivable and decrease in accounts payable, the loss on commodity derivative contracts, decrease in inventory and increase in accrued expenses.
Investing activities used cash of $3,626,440 for the year ended December 31, 2019 as compared to using cash of $2,768,943 in 2018, due mainly to the purchase of fixed assets.
Financing activities provided cash of $2,503,267 during the year ended December 31, 2019, as compared to using cash of $863,300 in 2018. The financing activities were comprised of note proceeds of approximately $2.8 million and contributions from the noncontrolling interest of Tensile of $3.2 million and proceeds from issuance of common stock and warrants to Tensile of $2.2 million, offset by approximately $4.6 million used to pay down our long-term debt, and $0.6 million of payments on our line of credit. Financing activities for 2018 were comprised of note proceeds of approximately $4.0 million, offset by approximately $4.1 million used to pay down our long-term debt, and $0.7 million of payments on our line of credit.

Contractual Obligations
Future maturities of long term debt as of December 31, 2019 and December 31, 2018 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	December 31, 2019	December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$13,333,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	3,276,230	3,844,636
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	264,014	349,822
Wells Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	12,341	22,390
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	551,260	—
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,165,172	999,152
Total					18,602,017	20,566,000
Deferred finance costs					(47,826)	(621,733)
Total, net of deferred finance costs					$18,554,191	$19,944,267
Future contractual maturities on notes payable are summarized as follows:

Creditor	2020	2021	2022	2023	2024	Thereafter
Encina Business Credit, LLC	$900,000	$12,433,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	3,276,230	—	—	—	—	—
Tetra Capital Lease	91,779	98,167	74,068	—	—	—
Wells Fargo Equipment Lease-VRM LA	10,537	1,804	—	—	—	—
Wells Fargo Equipment Lease-Ohio	114,848	120,895	127,264	138,476	49,777	—
Various institutions	1,165,172	—	—	—	—	—
Totals	5,558,566	12,653,866	201,332	138,476	49,777	—
Deferred finance costs	(47,826)	—	—	—	—	—
Totals, net of deferred finance costs	$5,510,740	$12,653,866	$201,332	$138,476	$49,777	$—

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the financial statements included herein).

Revenue Recognition.
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms, as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) Topic 606, there were no judgments or estimates made that the Company deems significant.

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2019.
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
Redeemable Noncontrolling Interest

As more fully described in “Part II” - “Item 8. Financial Statements and Supplementary Data” - "Note 6. Myrtle Grove Share Purchase and Subscription Agreement", the Company is party to a put/call option agreement with the holder of MG SPV’s non-controlling interest. The put option permits the MG SPV's non-controlling interest holder, at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of certain triggering events (a “MG Redemption”) to require MG SPV to redeem the non-controlling interest from the holder of such interest. Per the agreement, the cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating

(provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. The agreement also permits the Company to acquire the non-controlling interest from the holder thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.Distributions of available cash of MG SPV pursuant to the MG Company Agreement (including pursuant to liquidations of MG SPV), subject to certain exemptions and exemptions set forth therein, are to be made (a) first, to the holders of the Class B Units, in an amount equal to the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders (initially Tensile-MG)(such aggregate capital invested by the Class B Unit holders, the “MG Invested Capital”, which totals $3 million as of the Closing Date), less prior distributions (the greater amount of (A) and (B), the “Class B Priority Distributions”); (b) second, the Class B Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate MG Invested Capital; (c) third, the Class A Unitholders (other than Class A Unitholders which received Class A Units upon conversion of Class B Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders. Based on this guidance, the Company has classified the MG SPV non-controlling interest between the liabilities and equity sections of the accompanying December 31, 2019 and December 31, 2018 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV equity instrument will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and will not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $37.8 million. The ASU did not have an impact on our consolidated results of operations or cash flows. Additional information and disclosures required by this new standard are contained in “Part II” - “Item 8. Financial Statements and Supplementary Data” - "Note 18. Leases".

Internal Use Software and Cloud Computing Costs
We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) -Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on January 1, 2019. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $0.7 million of implementation costs for the year ended December 31, 2019. We have not recognized any amortization related to these implementation costs for the year ended December 31, 2019.

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

At December 31, 2019, the Company had about $13.3 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.69% at December 31, 2019) plus 6.50% per year.

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
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the "Company") and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the " consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Houston, Texas
March 3, 2020

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,099,655	$1,249,831
Restricted cash	100,170	1,600,000
Accounts receivable, net	12,138,078	9,027,990
Federal income tax receivable	68,606	137,212
Inventory	6,547,479	8,091,397
Derivative commodity asset	—	695,941
Prepaid expenses and other current assets	4,452,920	2,740,541
Total current assets	27,406,908	23,542,912

Fixed assets, at cost	69,469,548	66,762,388
Less accumulated depreciation	(24,708,151)	(19,874,896)
Fixed assets, net	44,761,397	46,887,492
Finance lease right-of-use assets	851,570	397,515
Operating lease right-of-use assets	35,586,885	—
Intangible assets, net	11,243,800	12,578,519
Deferred income taxes	68,605	137,211
Other assets	840,754	616,759
TOTAL ASSETS	$120,759,919	$84,160,408

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2019	December 31, 2018
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable	$7,620,098	$8,791,529
Accrued expenses	5,016,132	2,535,347
Dividends payable	389,176	403,002
Finance lease-current	217,164	95,857
Operating lease-current	5,885,304	—
Current portion of long-term debt, net of unamortized finance costs	2,017,345	1,325,240
Revolving note	3,276,230	3,844,636
Derivative commodity liability	375,850	—
Total current liabilities	24,797,299	16,995,611

Long-term debt, net of unamortized finance costs	12,433,000	14,402,179
Finance lease-long-term	610,450	276,355
Operating lease-long-term	29,701,581	—
Contingent consideration	—	15,564
Derivative warrant liability	1,969,216	1,481,692
Total liabilities	69,511,546	33,171,401

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized, 3,826,055 and 3,604,827 shares issued and outstanding at December 31, 2019 and 2018, respectively with liquidation preference of $11,860,771 and $11,174,964 at December 31, 2019 and 2018, respectively.	11,006,406	8,900,208

Series B1 Preferred Stock, $0.001 par value per share; 17,000,000 shares authorized, 9,028,085 and 10,057,597 shares issued and outstanding at December 31, 2019 and 2018, respectively with liquidation preference of $14,083,813 and $15,689,851 at December 31, 2019 and 2018, respectively.	12,743,047	13,279,755

Redeemable non-controlling interest	4,396,894	—
Total Temporary Equity	28,146,347	22,179,963

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2019	December 31, 2018
EQUITY
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 419,859 and 419,859 shares issued and outstanding at December 31, 2019 and 2018, respectively, with a liquidation preference of $625,590 and $625,590 at December 31, 2019 and December 31, 2018, respectively.	420	420

Series C Convertible Preferred stock, $0.001 par value per share; 44,000 shares designated; zero and zero issued and outstanding at December 31, 2019 and 2018, respectively with a liquidation preference of zero and zero at December 31, 2019 and December 31, 2018, respectively.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 43,395,563 and 40,174,821 issued and outstanding at December 31, 2019 and 2018, respectively.	43,396	40,175
Additional paid-in capital	81,527,351	75,131,122
Accumulated deficit	(59,246,514)	(47,800,886)
Total Vertex Energy, Inc. stockholders' equity	22,324,653	27,370,831
Non-controlling interest	777,373	1,438,213
Total Equity	23,102,026	28,809,044
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$120,759,919	$84,160,408

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018
	2019	2018
Revenues	$163,365,565	$180,720,661
Cost of revenues (exclusive of depreciation and amortization shown separately below)	134,777,113	151,314,039
Gross profit	28,588,452	29,406,622

Operating expenses:
Selling, general and administrative expenses	24,182,407	21,927,264
Depreciation and amortization	7,180,089	6,991,010
Total operating expenses	31,362,496	28,918,274
Income (loss) from operations	(2,774,044)	488,348
Other income (expense):
Other income	920,197	659
Gain (loss) on sale of assets	(74,111)	45,553
Gain (loss) on change in value of derivative warrant liability	(487,524)	763,716
Interest expense	(3,070,071)	(3,281,855)
Total other expense	(2,711,509)	(2,471,927)
Loss before income taxes	(5,485,553)	(1,983,579)
Income tax benefit	—	—
Net loss	(5,485,553)	(1,983,579)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	(436,974)	234,188
Net loss attributable to Vertex Energy, Inc.	(5,048,579)	(2,217,767)

Accretion of redeemable noncontrolling interest to redemption value	(2,279,371)	—
Accretion of discount on series B and B-1 Preferred Stock	(2,489,722)	(3,132,414)
Dividends on series B and B-1 Preferred Stock	(1,627,956)	(2,687,123)
Net loss available to common stockholders	$(11,445,628)	$(8,037,304)

Loss per common share
Basic	$(0.28)	$(0.23)
Diluted	$(0.28)	$(0.23)
Shares used in computing loss per share
Basic	40,988,946	35,411,264
Diluted	40,988,946	35,411,264

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2019 AND 2018
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
	Shares	$.001 Par	Shares	$.001 Par	Shares	$.001 Par
Balance on December 31, 2017	32,658,176	$32,658	453,567	$454	31,568	$32	$67,768,509	$(39,816,300)	$399,005	$28,384,358
Correction of non-controlling interest	—	—	—	—	—	—	—	52,718	(52,718)	—
Dividends and Series B and B1 Preferred Stock	166,630	167	—	—	—	—	313,097	(2,687,123)	—	(2,373,859)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,960,013)	—	(1,960,013)
Conversion of Series B Preferred stock to common	32,149	33	—	—	—	—	99,629	(36,700)	—	62,962
Share based compensation expense, total	—	—	—	—	—	—	659,836	—	—	659,836
Exercise of options to common	241	—	—	—	—	—	—	—	—	—
Conversion of Series A Preferred stock to common	33,708	34	(33,708)	(34)	—	—	—	—	—	—
Conversion of Series C Preferred Stock to common	3,156,800	3,157	—	—	(31,568)	(32)	(3,125)	—	—	—
Conversion of Series B1 Preferred stock to common	3,977,117	3,976	—	—	—	—	6,200,326	(1,135,701)	—	5,068,601
Fixed assets contributed by noncontrolling interest	—	—	—	—	—	—	—	—	857,738	857,738
Issue of common stock from Nickco contingent consideration	150,000	150	—	—	—	—	92,850	—	—	93,000
Net income (loss)	—	—	—	—	—	—	—	(2,217,767)	234,188	(1,983,579)
Balance on December 31, 2018	40,174,821	40,175	419,859	420	—	—	75,131,122	(47,800,886)	1,438,213	28,809,044
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,627,956)	—	(1,627,956)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(2,169,597)	—	(2,169,597)
Conversion of B1 Preferred Stock to common	1,642,317	1,642	—	—	—	—	2,560,373	(320,125)	—	2,241,890
Share based compensation expense, total	—	—	—	—	—	—	642,840	—	—	642,840
Exercise of options to common	78,425	79	—	—	—	—	6,996	—	—	7,075
Distribution to noncontrolling	—	—	—	—	—	—	—	—	(285,534)	(285,534)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(2,217,703)	—	(2,217,703)
Adjustment of carrying amount of noncontrolling interest	—	—	—	—	—	—	970,809	—	—	970,809
Issue of common stock and warrants	1,500,000	1,500	—	—	—	—	2,215,211	—	—	2,216,711
Net loss	—	—	—	—	—	—	—	(5,110,247)	(375,306)	(5,485,553)
Balance on December 31, 2019	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2019 AND 2018
	2019	2018
Cash flows from operating activities
Net loss	$(5,485,553)	$(1,983,579)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	642,840	659,836
Depreciation and amortization	7,180,089	6,991,010
Reduction in allowance for bad debt	(320,013)	(299,110)
Gain on commodity derivative contracts	2,458,359	(1,062,682)
Net cash settlement on commodity derivatives	(2,841,052)	369,188
Gain on sale of assets	74,111	(45,553)
Gain on disposition	—	(241,416)
Amortization of debt discount and deferred costs	573,908	584,336
Deferred federal income tax	—	—
Decrease in fair value of derivative liability	487,524	(763,716)
Reduction in contingent consideration	(15,564)	(128,116)
Impairment of goodwill	—	176,349
Changes in operating assets and liabilities:
Accounts receivable	(2,652,864)	2,143,834
Inventory	1,543,918	(1,786,555)
Prepaid expenses	(257,894)	(597,146)
Accounts payable	(1,171,433)	1,493,324
Accrued expenses	2,480,786	42,625
Other assets	(223,995)	(176,342)
Net cash provided by operating activities	2,473,167	5,376,287
Cash flows from investing activities
Internally developed software	(489,093)	—
Proceeds from the sale of assets	232,020	—
Acquisitions	—	(269,826)
Purchase of fixed assets	(3,369,367)	(2,499,117)
Net cash used in investing activities	(3,626,440)	(2,768,943)
Cash flows from financing activities
Line of credit proceeds (payments), net	(568,406)	(746,891)
Proceeds received from issuance of common stock and warrants	2,216,711	—
Proceeds from exercise of stock options	7,075	—
Distribution VRM LA	(285,534)	—
Contribution received from redeemable noncontrolling interest	3,150,000	—
Payments on finance leases	(165,598)	(77,886)
Proceeds from notes payable	2,809,139	4,024,964
Payments made on notes payable	(4,660,120)	(4,063,487)
Net cash provided by (used in) financing activities	2,503,267	(863,300)
Net change in cash and cash equivalents and restricted cash	1,349,994	1,744,044
Cash and cash equivalents and restricted cash at beginning of the year	2,849,831	1,105,787
Cash and cash equivalents and restricted cash at end of year	$4,199,825	$2,849,831

See accompanying notes to the consolidated financial statements

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,505,852	$2,722,542
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$—	$34
Conversion of Series B and B1 Preferred Stock into common stock	$2,560,373	$6,613,052
Dividends on Series B and B-1 Preferred Stock	$1,627,956	$2,687,123
Initial adjustment of carrying amount of redeemable noncontrolling interest	$970,809	$—
Accretion of discount on Series B and B-1 Preferred Stock	$2,489,722	$3,132,414
Accretion of redeemable noncontrolling interest to redemption value	$2,279,371	$—
Equipment acquired under capital leases	$621,000	$450,098
Contributed assets Vertex Recovery Management LA from non-controlling interest	$—	$857,738
Common restricted shares for Nickco acquisition	$—	$93,000

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Black Oil
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to our customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. These contracts are beneficial to all parties involved because they ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed below under “Note 19. Subsequent Events” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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

•
Vertex Refining, LA, LLC which owned a used oil re-refinery based in Marrero, Louisiana and also has assets in Belle Chasse, Louisiana, prior to the consummation of the MG Share Purchase in July 2019, as discussed below under “Note 6. Acquisitions and Dispositions” - “Myrtle Grove Share Purchase and Subscription Agreement.

•	Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.

•	Vertex Recovery Management, LLC is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales.

•
Vertex Refining, OH, LLC collects and re-refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio with collection branches located in Norwalk, Ohio, Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky. Effective January 1, 2020, the ownership of 65% of the assets of Vertex OH, LLC were transferred to Tensile in connection with the Heartland SPV (discussed below under “Note 19. Subsequent Events” - “Heartland Share Purchase and Subscription Agreement”).

•	Vertex Refining Myrtle Grove LLC (“MG SPV”), is a special purpose entity formed to hold the Belle Chasse, Louisiana, re-refining complex, which entity is 84.42% owned by Vertex Operating.

•	Vertex Energy Operating, LLC ("Vertex Operating"), is a holding company for various of the subsidiaries described above.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$4,099,655	$1,249,831
Restricted cash	100,170	1,600,000
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$4,199,825	$2,849,831

The Company has placed $100,000 of restricted cash in a money market account, to serve as collateral for payment of a credit card.

In November 2018, we placed $1.5 million into an account in order to receive a letter of credit to serve as collateral for acquiring products. The transaction did not materialize and the full amount was released to us and received in February 2019. The amount is recorded as part of restricted cash in our 2018 consolidated balance sheet.

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
Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $402,475 and $831,768 at December 31, 2019 and 2018, respectively.
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
Internal-Use Software
We incur costs related to internal-use software and cloud computing development, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and cloud computing development are expensed as incurred. Costs incurred and accumulated during the application development stage are capitalized and included within intangibles, net on the consolidated balance sheets. Amortization of internal-use software will be recorded on a straight-line basis over the estimated useful life of the assets.
Cloud Computing Costs
We have entered into non-cancellable cloud computing hosting arrangements for which we incur implementation costs. Costs incurred in the planning and evaluation stage of the cloud computing hosting arrangement are expensed as incurred. Costs incurred during the application development stage related to implementation of the hosting arrangement are capitalized and included within prepaid expenses on the consolidated balance sheets. Amortization of implementation costs is recorded on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs will be recorded primarily in selling, general and administrative expense on the consolidated statements of operations.

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
Intangible Assets
Intangible assets are amortized over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization or an impairment.
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles - Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reportable segments to be the same as our operating segments for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets. For the years ended December 31, 2019 and 2018, goodwill impairment was $0 and $176,349, respectively.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The results of operations for the acquired entities are included in the Company’s consolidated financial results from their associated acquisition dates. The Company allocates the purchase price of acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. A portion of the purchase price for certain of our acquisitions is contingent upon the realization of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined by third party specialists engaged by the Company on a case by case basis. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. If the purchase price is under the fair value of the identified assets and liabilities, a bargain purchase is recognized and included in income from continuing operations.
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

Our Level 2 liabilities include our marked to market changes in the estimated value of our open derivative contracts held at the balance sheet date.The Company estimates the fair values of the crude oil swaps and collars based on published forward commodity price curves for the underlying commodity as of the date of the estimate for which published forward pricing is readily available. The determination of the fair values above incorporates various factors including the impact of the Company's non-performance risk and the credit standing of the counterparty involved in the Company's derivative contracts. In addition, the Company routinely monitors the creditworthiness of its counterparty.

Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Series B Preferred Stock and Series B1 Preferred Stock.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured initially at fair value.

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

From time to time, our fuel oil customers in our black oil segment may request that we store product at our facilities which they purchase from us. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.
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

Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, deferred tax assets, and redemption value of noncontrolling interest.

Impairment of Long-Lived Assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2019 and 2018.
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
Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the level of annual pre-tax income can affect the Company’s overall effective tax rate. Until all net operating losses are utilized, there is no impact on the effective tax rate. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, the Company’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.
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
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and Series B1 Preferred Stock if the redemption would not be subject to the existing restrictions under the Company's senior credit agreement and if the Company is not prohibited from completing such redemption under Nevada law. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
Stock Based Compensation
The Company accounts for stock-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this topic, stock-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.
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
Earnings Per Share
Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2019 and December 31, 2018, respectively, includes the weighted average of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.
Contingent Consideration

During the year ended December 31, 2019, the Company wrote off and recognized in income the remaining portion of the contingent consideration related to the July 2017 Ygriega Environmental Services, LLC ("Ygriega") acquisition earn-out due to the fact that collected oil gallons targets required for the payout of such earn-out, were not met.

Other Income

During the year ended December 31, 2019, the Company received a payment of $907,500 related to the proceeds of an insurance settlement for a fire that had occurred at the used oil re-refining plant located in Churchill County, Nevada, which we previously rented. The insurance settlement satisfies a previous loan we made to Omega Refining, LLC to fund operating expenses at that facility. The Company previously determined this loan was uncollectible and wrote it off.

Redeemable Noncontrolling Interest

As more fully described in "Note 6. Myrtle Grove Share Purchase and Subscription Agreement", the Company is party to a put/call option agreement with the holder of MG SPV’s non-controlling interest. The put option permits the MG SPV's non-controlling interest holder, at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of certain triggering events (a “MG Redemption”) to require MG SPV to redeem the non-controlling interest from the holder of such interest. Per the agreement, the cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. The agreement also permits the Company to acquire the non-controlling interest from the holder thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Distributions of available cash of MG SPV pursuant to the MG Company Agreement (including pursuant to liquidations of MG SPV), subject to certain exemptions and exemptions set forth therein, are to be made (a) first, to the holders of the Class B Units, in an amount equal to the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders (initially Tensile-MG)(such aggregate capital invested by the Class B Unit holders, the “MG Invested Capital”, which totals $3 million as of the Closing Date), less prior distributions (the greater amount of (A) and (B), the “Class B Priority Distributions”); (b) second, the Class B Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate MG Invested Capital; (c) third, the Class A Unitholders (other than Class A Unitholders which received Class A Units upon conversion of Class B Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.Based on this guidance, the Company has classified the MG SPV non-controlling interest between the liabilities and equity sections of the accompanying December 31, 2019 and December 31, 2018 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV equity instrument will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

New Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and did not recast comparative periods in transition to the new standard.  In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $37.8 million on January 1, 2019. The ASU did not have an impact on our consolidated results of operations or cash flows. Additional information and disclosures required by this new standard are contained in "Note 18. Leases".

Internal Use Software and Cloud Computing Costs

We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) -Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on January 1, 2019. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $0.7 million of implementation costs for the year ended December 31, 2019. We have not recognized any amortization related to these implementation costs for the year ended December 31, 2019.

NOTE 3. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Year ended December 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$42,195,020	$—	$—	$42,195,020
Southern United States	97,074,144	12,957,767	11,138,634	121,170,545
	$139,269,164	$12,957,767	$11,138,634	$163,365,565
Sources of Revenue
Petroleum products	$139,269,164	$12,957,767	$2,666,077	$154,893,008
Metals	—	—	8,472,557	8,472,557
Total revenues	$139,269,164	$12,957,767	$11,138,634	$163,365,565

	Year ended December 31, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$41,207,747	$—	$—	$41,207,747
Southern United States	102,629,234	22,935,482	13,948,198	139,512,914
	$143,836,981	$22,935,482	$13,948,198	$180,720,661
Sources of Revenue
Petroleum products	$143,836,981	$22,935,482	$1,960,915	$168,733,378
Metals	—	—	11,987,283	11,987,283
Total revenues	$143,836,981	$22,935,482	$13,948,198	$180,720,661

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

NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2019 and 2018, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2019 and 2018, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2019		2018
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	40%	36%	34%	21%
Customer 2	8%	14%	—%	—%
Customer 3	9%	—%	11%	—%
Customer 4	3%	7%	4%	13%
At December 31, 2019 and 2018, and for the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2019			% of Revenue by Segment 2018
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	47%	—%	—%	43%	—%	—%
Customer 2	10%	—%	—%	—%	—%	—%
Customer 3	10%	—%	—%	14%	—%	—%
Customer 4	4%	—%	—%	5%	—%	—%

The Company had no vendors that represented 10% or more of total purchases or payables for the years ended December 31, 2019 and 2018.

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

Related Parties
The Company has a Related Party Transaction committee including at least two independent directors who review and pre-approve all related party transactions.
From time to time, the Company consults with a related party law firm. During the years ended December 31, 2019 and 2018, we paid $100,683 and $40,707, respectively, to such law firm for services rendered.

NOTE 5. FIXED ASSETS, NET
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2019	December 31, 2018
Equipment	7-20	$42,879,308	$40,404,582
Furniture and fixtures	7	108,896	108,896
Leasehold improvements	15	2,434,690	2,331,071
Office equipment	5	1,213,865	1,190,509
Vehicles	5	7,114,001	6,899,388
Building	20	274,203	274,203
Construction in progress		12,361,034	12,720,188
Land		3,083,551	2,833,551
Total fixed assets		69,469,548	66,762,388
Less accumulated depreciation		(24,708,151)	(19,874,896)
Net fixed assets		$44,761,397	$46,887,492
Depreciation expense was $5,189,331 and $5,166,467 for the years ended December 31, 2019 and 2018, respectively.
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
NOTE 6. ACQUISITIONS AND DISPOSITIONS
Specialty Environmental Services

On April 30, 2018, the Company entered into and closed an Asset Purchase Agreement with Specialty Environmental Services ("SES") pursuant to which the Company agreed to buy substantially all of SES's customer relations, vehicles, equipment, supplies and tools in Texas for an aggregate purchase price of $269,826. We recognized the consideration in tangible and intangible assets as of the purchase date.

Myrtle Grove Share Purchase and Subscription Agreement

On July 26, 2019 (the “MG Closing Date”), Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“MG SPV”), Vertex Operating, Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), and solely for the purposes of the MG Guaranty (defined below), we entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).

Prior to entering into the MG Share Purchase, Vertex Operating’s wholly-owned subsidiary, Vertex Refining LA, LLC (“Vertex LA”), transferred all of the operating assets owned by it and related to the planned development of the MG Refinery (as defined below), which the parties agreed had a fair market value of $22,666,667, to MG SPV in consideration for 21,667 Class A Units and 1,000 Class B Units of MG SPV, which units were distributed to Vertex Operating. At the closing of the MG Share Purchase (on the MG Closing Date), Vertex Operating sold 1,000 of the Class B Units to Tensile-MG for consideration of $1 million and Tensile-MG, purchased an additional 3,000 Class B Units directly from MG SPV for $3 million (less Tensile’s fees and expenses incurred in connection with the transaction of $850,000).

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15.58% ownership interest in MG SPV, which in turn now owns the Company’s Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”).

We, as required, used all proceeds we received from the sale of the Class B Units to pay down the EBC Credit Agreement (defined and described under “Note 9. Line of Credit and Long-Term Debt”). Amounts received by MG SPV from its direct sale of Class B Units to Tensile-MG may only be used for additional investments in the MG refinery or for day to day operations at the MG Refinery. At December 31, 2019, $1.7 million reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.

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
Additionally, the Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the MG Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV.
On or after the third anniversary of the MG Closing Date, the Company or any of its subsidiaries, may elect to purchase all of the outstanding units of MG SPV held by Tensile-MG (or any assignee of Tensile-MG) as discussed in the MG Company Agreement.

On the MG Closing Date, and as a required term of the closing of the MG Share Purchase, Tensile entered into a Subscription Agreement dated July 25, 2019, and effective on July 26, 2019, in favor of the Company (the “Subscription Agreement”), pursuant to which it subscribed to purchase (a) 1,500,000 shares of our common stock (the “Tensile Shares”), and (b) warrants to purchase 1,500,000 shares of our common stock, which were documented by a Common Stock Purchase Warrant (the “Warrants” and the shares of common stock issuable upon exercise thereof, the “Warrant Shares”) in consideration for $2.22 million or $1.48 per share and warrant.
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

In connection with the subscription, we and Tensile entered into a Registration Rights and Lock-Up Agreement dated July 25, 2019 (the “Lock-Up Agreement”), pursuant to which we agreed to use commercially reasonable efforts to register the Tensile Shares and Warrant Shares prior to the end of the Initial Lock-Up (defined below) and Tensile agreed to not sell any of the Tensile Shares or Warrant Shares for a period of one year following the MG Closing Date (the “Initial Lock-Up”) and to sell no more than 300,000 of such Tensile Shares and Warrant Shares in any 90 day period during the four years thereafter (the “Volume Limitations”), each, subject to certain exceptions set forth therein.

The Initial Lock-Up, but not the Volume Limitation, terminates if our common stock is not traded on Nasdaq or a similar market for a period of more than five consecutive trading days. Upon any termination of the Initial Lock-Up pursuant to the preceding sentence, in the event Tensile holds any Tensile Shares, Warrant Shares or any Warrants, we are required to disclose publicly all material nonpublic information disclosed to Tensile prior to the date of such termination.

We also provided Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, an option (the “Heartland Option”), exercisable at any time prior to June 30, 2020, to the extent certain pilot studies to be conducted by MG SPV meet the standards of Tensile-Heartland, in its sole discretion, or the outcome of such studies are waived by Tensile-Heartland, to execute and close (within 30 days from such date of exercise by Tensile-Heartland) the acquisition of a 65% interest in a special purpose entity which will be formed to hold ownership of our Heartland refinery, similar to what we have done with our Myrtle Grove facility as discussed above (the "Heartland Transaction"). Under the terms of that transaction, if closed, the Company will retain a 35% stake in the SPV and the Company will receive $13.5 million of non-recourse cash to its balance sheet. As discussed below under “Note 19. Subsequent Events” - “Heartland Share Purchase and Subscription Agreement”, the Heartland Transaction closed on January 17, 2020.

Redeemable Noncontrolling Interest

As a result of the MG Share Purchase (as defined and discussed above), Tensile, through Tensile-Myrtle Grove Acquisition Corporation, acquired an approximate 15.58% ownership interest in Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net loss of $61,668 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $2,279,371 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of December 31, 2019 of $4,396,894. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest during the year ended December 31, 2019:

Beginning balance at January 1, 2019	$—
Capital contribution from non-controlling interest	3,150,000
Initial adjustment of carrying amount of non-controlling interest	(970,809)
Net loss attributable to redeemable non-controlling interest	(61,668)
Accretion of non-controlling interest to redemption value	2,279,371
Ending balance at December 31, 2019	$4,396,894

NOTE 7. INTANGIBLE ASSETS, NET
Components of intangible assets (subject to amortization) consist of the following items:

		December 31, 2019			December 31, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$1,329,580	$884,917	$444,663	$1,329,580	$718,890	$610,690
Vendor relations	10	6,654,497	4,197,213	2,457,284	6,654,497	3,531,764	3,122,733
Trademark/Trade name	6-16	1,249,887	531,885	718,002	1,249,887	436,869	813,018
TCEP Technology/Patent	15	13,287,000	6,180,643	7,106,357	13,287,000	5,294,843	7,992,157
Non-compete agreements	3-5	196,601	168,200	28,401	196,601	156,680	39,921
Internally developed software in progress	3-5	489,093	—	489,093	—	—	—
		$23,206,658	$11,962,858	$11,243,800	$22,717,565	$10,139,046	$12,578,519

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value. Certain internally developed software is expected to be completed and put into service in the second quarter of 2020.
Total amortization expense of intangibles was $1,823,812 and $1,818,854 for the years ended December 31, 2019 and 2018, respectively.

Estimated future amortization expense is as follows:

2020	$1,921,630
2021	1,921,630
2022	1,706,702
2023	1,349,318
2024	1,292,875
Thereafter	3,051,645
$11,243,800
We analyzed the goodwill on the books relating to the prior acquisition of Nickco Recycling, Inc. ("Nickco") as of December 31, 2018 to determine whether the amount should be impaired at year end.  Nickco was purchased with anticipated EBITDA to be in excess of $700,000 with the synergies of the two companies.  The EBITDA for the first 12 months after acquisition of Nickco was well below the expected EBITDA. The earnout target for the seller of the business during the initial 12 months was a range between $392,000 and $567,000; and the achieved results of $334,000 did not meet the lower end of the threshold.  Our budgeted target EBITDA for 2018 at this segment was $461,000 of EBITDA, and the results came in over $1 million short of the target.  There were some circumstances around the operations and downtime that impacted these results. Based on the above financial performance, the Company impaired the remaining goodwill and recognized a $176,349 goodwill impairment in 2018, which is included in selling, administrative and general expenses and thus eliminated the goodwill balance in our Recovery segment.

NOTE 8. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at December 31:

	2019	2018
Accounts receivable trade	$12,540,553	$9,859,758
Allowance for doubtful accounts	(402,475)	(831,768)
Accounts receivable trade, net	$12,138,078	$9,027,990
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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 14% at December 31, 2019.

The EBC Credit Agreement was to terminate on February 1, 2020, and has since been extended until February 1, 2021, as discussed below, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon.

The amounts borrowed under the EBC Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), whereby we also pledged substantially all of our assets and all of the securities of our subsidiaries (other than E-Source) as collateral securing the amount due under the terms of the EBC Credit Agreement. We also provided EBC mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed below under “Note 19. Subsequent Events” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, to secure the repayment of outstanding amounts and agreed to provide mortgages on certain other real property to be delivered post-closing. The post-closing mortgage properties provided were in Baytown, Pflugerville and Corpus Christi, Texas.

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement (defined below) at any time. As of December 31, 2019, the borrowing availability was $3,835,997, and the Company was in compliance with all covenants thereunder.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At December 31, 2019, the maximum amount available to be borrowed was $3,835,997, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.69% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement was to terminate on February 1, 2020, but has since been extended until February 1, 2021, as discussed below, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at December 31, 2019.
The amounts borrowed under the Revolving Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a separate Guaranty and Security Agreement, similar to the EBC Credit Agreement, described in greater detail above. We also provided Encina mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed below under “Note 19. Subsequent Events” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, to secure the repayment of outstanding amounts.
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability (reduced to $2.0 million pursuant to the amendments described below) under the Revolving Credit Agreement in any 30 day period. During the year ended December 31, 2019, the Company was not in compliant with the capital expenditure limitation; however, a waiver was obtained.
The Revolving Credit Agreement includes customary events of default for facilities of a similar nature and size as the Revolving Credit Agreement, including the same Events of Default as are described above under the description of the EBC Credit Agreement.
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2019 are $13,333,000 and $3,276,230, respectively.
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

The Waivers amended the credit agreements to: extend the due date of amounts owed thereunder from February 1, 2020 to February 1, 2021; to increase the amount of permitted indebtedness allowable thereunder from $500,000 to $750,000; to increase the amount of capital expenditures we are authorized to make in fiscal 2019 from $3.0 million to $3.5 million, and to set the amount of capital expenditures we are authorized to make in fiscal 2020 and thereafter at $3.0 million; and to decrease the minimum amount of availability required under the credit agreements to $1.5 million at any time from July 26, 2019 to August 31, 2019, and $2.0 million at any time thereafter. The Waivers also provided for waivers by the lenders of certain restrictions in the credit agreements which would have prevented us from consummating the MG Share Purchase and Heartland Share Purchase Agreement (discussed below under “Note 19. Subsequent Events” - “Heartland Share Purchase and Subscription Agreement”), subject to certain conditions, including us paying at least $1.1 million to the lenders from the amount received pursuant to the MG Purchase Agreement (which amount has been paid to date) and at least $7.0 million (unless otherwise agreed by the lenders) of the amount to be received by us pursuant to terms of the Heartland Purchase Agreement (which amount has been paid to date), to the lenders.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90%. All such premium finance agreements have maturities of less than one year and have a balance of $1,165,172 at December 31, 2019 and $999,152 at December 31, 2018.

Finance Leases

On March 1, 2018, the Company obtained one finance lease. Payments are $908 per month for three years and the amount of the finance lease obligation has been reduced to $12,341 at December 31, 2019.

On May 29, 2018, the Company obtained one finance lease. Payments are $26,305 per quarter for four years and the amount of the finance lease obligation has been reduced to $264,014 at December 31, 2019.

During April and May 2019, the Company obtained five finance leases. Payments are approximately $11,710 per month for five years and the amount of the finance lease obligation has been reduced to $551,260 at December 31, 2019.

The Company's outstanding debt as of December 31, 2019 and December 31, 2018 is summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2019	Balance on December 31, 2018
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$13,333,000	$15,350,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	3,276,230	3,844,636
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	264,014	349,822
Wells Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	12,341	22,390
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	551,260	—
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,165,172	999,152
Total					18,602,017	20,566,000
Deferred finance costs					(47,826)	(621,733)
Total, net of deferred finance costs					$18,554,191	$19,944,267

Future maturities of debt are summarized as follows:

Creditor	2020	2021	2022	2023	2024	Thereafter
Encina Business Credit, LLC	$900,000	$12,433,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	3,276,230	—	—	—	—	—
Tetra Capital Lease	91,779	98,167	74,068	—	—	—
Wells Fargo Equipment Lease-VRM LA	10,537	1,804	—	—	—	—
Wells Fargo Equipment Lease-Ohio	114,848	120,895	127,264	138,476	49,777	—
Various institutions	1,165,172	—	—	—	—	—
Totals	5,558,566	12,653,866	201,332	138,476	49,777	—
Deferred finance costs	(47,826)	—	—	—	—	—
Totals, net of deferred finance costs	$5,510,740	$12,653,866	$201,332	$138,476	$49,777	$—

NOTE 10. INCOME TAXES
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

The components of income tax (benefit) expense for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Current federal tax (expense)/benefit	$(68,606)	$(137,212)
Deferred federal tax (expense)/benefit	68,606	137,212
Total federal tax (expense)/benefit	$—	$—
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense presented in the accompanying consolidated statements of operations was as follows for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Statutory tax on book income	$(1,152,000)	$(417,000)
Permanent differences	139,000	114,000
Change in derivative liability	102,000	(160,000)
Myrtle Grove transaction gain	210,000	—
Change in valuation allowance	1,344,000	967,000
Prior year return true up	(643,000)	(504,000)
Income tax expense (benefit)	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Alternative minimum tax credits	$69,000	$137,000
Accrued bonus and stock based compensation	386,000	358,000
Basis of intangible assets	1,687,000	1,368,000
Bad debt reserve	85,000	175,000
Contribution carryover	38,000	26,000
Interest expense carryforward	487,000	190,000
Net operating loss carry forwards	13,682,000	12,500,000
Less valuation allowance	(13,453,000)	(12,109,000)
Total deferred tax assets	$2,981,000	$2,645,000

	December 31, 2019	December 31, 2018
Deferred tax liabilities:
Basis of fixed assets	$(2,788,000)	$(2,444,000)
Contingent liability	—	3,000
Partnership income	(124,000)	(67,000)
Total deferred tax liabilities	$(2,912,000)	$(2,508,000)

Net deferred tax assets	$69,000	$137,000
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2019 and 2018, valuation allowances of approximately $13,453,000 and $12,109,000, respectively, has been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.

The Company is subject to examination by Federal and State tax authorities for fiscal years 2016 through 2019, except for utilization of net operating losses.
At December 31, 2019, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $73.1 million acquired as part of the April 2009 merger between World Waste Technologies, Inc. and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2019 reflect a reduction of approximately $31.6 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 will never expire.

NOTE 11. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $642,840 and $659,836 for the years ended December 31, 2019 and 2018, respectively, for options awarded by the Company.
Stock option activity for the years ended December 31, 2019 and 2018 is summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2017	3,180,417	$2.21	4.62	$3,298,196
Options granted	697,000	1.17	8.10	610,305
Options exercised	(7,500)	1.20	0.00	(4,241)
Options cancelled/forfeited/expired	(409,167)	1.80	0.00	(434,962)
Outstanding at December 31, 2018	3,460,750	$2.05	3.50	$3,469,298
Vested at December 31, 2018	2,127,500	$2.48	4.67	$2,122,478
Exercisable at December 31, 2018	2,127,500	$2.48	4.67	$2,122,478

Outstanding at December 31, 2018	3,460,750	$2.05	3.50	$3,469,298
Options granted	1,150,000	1.40	8.76	1,148,662
Options exercised	(112,500)	0.46	0.00	(41,789)
Options cancelled/forfeited/expired	(80,000)	0.46	0.00	(28,800)
Outstanding at December 31, 2019	4,418,250	$1.95	6.25	$4,547,371
Vested at December 31, 2019	2,383,625	$2.50	4.84	$2,625,779
Exercisable at December 31, 2019	2,383,625	$2.50	4.84	$2,625,779

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

On October 29, 2019, the Board of Directors granted the same employee above options to purchase an aggregate of 125,000 shares of common stock at an exercise price of $1.00 per share with a 5 year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company.

On May 20, 2019, the Board of Directors granted 12 employees, 1 officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer), and 5 board members options to purchase an aggregate of 487,000 , 163,000, and 300,000 , shares of common stock, respectively, at an exercise price of $1.45, $1.60, and $1.45 per share, respectively, with a ten year, 5 year, and ten year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On April 12, 2018, the Board of Directors granted 11 employees and 1 officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer) options to purchase an aggregate of 521,000 and 166,000, shares of common stock, respectively, at an exercise price of $1.14 and $1.26 per share, respectively, with a ten year and 5 year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

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

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2019 and 2018 is as follows:

WARRANTS ISSUED AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2017	219,868	$3.01	2.00	$140,249
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2018	219,868	$3.01	0.93	$140,249
Vested at December 31, 2018	219,868	$3.01	0.93	$140,249
Exercisable at December 31, 2018	219,868	$3.01	0.93	$140,249

Outstanding at December 31, 2018	219,868	$3.01	0.93	$140,249
Warrants granted	1,500,000	2.25	9.70	1,496,372
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	(219,868)	3.01	—	(140,249)
Warrants at December 31, 2019	1,500,000	$2.25	9.70	$1,496,372
Vested at December 31, 2019	—	$—	—	$—
Exercisable at December 31, 2019	—	$—	—	$—
See "Note 14. Preferred Stock and Temporary Equity" for a description of the warrants that were granted in conjunction with our Series B and B1 Preferred stock. See "Note 6. Myrtle Grove Share Purchase and Subscription Agreement" for a description of the warrants that were granted in conjunction with the MG SPV closing.

NOTE 12. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2019 and December 31, 2018, respectively, includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2019 and December 31, 2018 excludes: 1) options to purchase 4,418,250 and 3,460,750 shares, respectively, of common stock, 2) warrants to purchase 8,633,188 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,826,055 and 3,604,827 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 9,028,085 and 10,057,597 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	2019	2018
Basic loss per Share
Numerator:
Net loss available to common shareholders	$(11,445,628)	$(8,037,304)
Denominator:
Weighted-average common shares outstanding	40,988,946	35,411,264
Basic loss per share	$(0.28)	$(0.23)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(11,445,628)	$(8,037,304)
Denominator:
Weighted-average shares outstanding	40,988,946	35,411,264
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	40,988,946	35,411,264
Diluted loss per share	$(0.28)	$(0.23)
NOTE 13. COMMON STOCK
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2019 and December 31, 2018, there were 43,395,563 and 40,174,821, respectively, shares of common stock issued and outstanding.
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
During the year ended December 31, 2019, the Company issued 1,642,317 shares of common stock in connection with the conversion of Series B1 Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 1,500,000 shares of common stock pursuant to the provisions of a subscription agreement entered into with Tensile. Also, the Company issued 78,425 shares of common stock in connection with the exercise of options.
During the year ended December 31, 2018, the Company issued 7,199,774 shares of common stock in connection with the conversion of Series B1, Series B, Series C, and Series A Convertible Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 150,000 shares of common stock pursuant to the earnout provisions of the Nickco acquisition agreement. Also, the Company issued 241 shares of common stock in connection with the cashless exercise of options. Finally, the Company issued 166,630 shares of common stock in lieu of cash dividends which accrued on the Series B1 Preferred Stock.

NOTE 14.  PREFERRED STOCK AND TEMPORARY EQUITY
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. As of December 31, 2019 and December 31, 2018, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2019 and December 31, 2018, there were 3,826,055 and 3,604,827 Series B Preferred shares issued and outstanding, respectively. As of December 31, 2019 and December 31, 2018, there were 9,028,085 and 10,057,597 shares of Series B1 Preferred Stock issued and outstanding, respectively. There were no shares of Series C Preferred Stock issued or outstanding as of December 31, 2019 or 2018.
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
The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020. Notwithstanding either of the foregoing, the Series B Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full and such redemption is legal under Nevada law.
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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the years ended December 31, 2019 and December 31, 2018:

	2019	2018
Balance at beginning of period	$8,900,208	$7,190,467
Less: conversions of shares to common	—	(62,962)
Plus: discount accretion	1,420,391	1,118,259
Plus: dividends in kind	685,807	654,444
Balance at end of period	$11,006,406	$8,900,208
The Series B Warrants and Series B1 Warrants were revalued at December 31, 2019 and December 31, 2018 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,969,216 and $1,481,692, respectively. At December 31, 2019, the Series B Warrants and Series B1 Warrants were valued at approximately $150,558 and $1,818,658, respectively. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 65%-100%, risk free interest rate of 1.59% (Series B Warrants) and 1.58% (Series B1 Warrants), and expected term of 1 year (Series B Warrants) and 2 years (Series B1 Warrants).
As of December 31, 2019 and December 31, 2018, respectively, a total of $177,921 and $167,642 of dividends were accrued on our outstanding Series B Preferred Stock.
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

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends, on June 24, 2020. Notwithstanding either of the foregoing, the Series B1 Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full and such redemption is legal under Nevada law.

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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at approximately $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $12,743,047 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of approximately $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the year ended December 31, 2019 and December 31, 2018:

	2019	2018
Balance at beginning of period	$13,279,755	$15,769,478
Less: conversions of shares to common	(2,241,890)	(5,068,602)
Plus: discount accretion	749,206	841,754
Plus: dividends in kind	955,976	1,737,125
Balance at end of period	$12,743,047	$13,279,755

For the years ending December 31, 2019 and December 31, 2018, respectively, a total of $211,256 and $235,360 of dividends were accrued on our outstanding Series B1 Preferred Stock.

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

The May 2016 BCF was determined by calculating the intrinsic value of the conversion feature as follows:

May 13, 2016
Face amount of Series B1 Preferred Stock	$19,349,745
Less: allocated value of May 2016 Warrants	2,867,264
Allocated value of Series B1 Preferred Stock	$16,482,481
Shares of Common stock to be converted	12,403,683
Effective conversion price	$1.33
Market price	$1.52
Intrinsic value per share	$0.19
Intrinsic value of May 2016 beneficial conversion feature	$2,371,106

The following is an analysis of changes in the derivative liability:

Level Three Roll-Forward	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,481,692	$2,245,408
Change in fair value of warrants	487,524	(763,716)
Balance at end of period	$1,969,216	$1,481,692

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

The mark-to-market effects of these contracts as of December 31, 2019 and December 31, 2018 , are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

December 31, 2019
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2019- Mar. 2020	$40.88	130,000	$539,800
Swap	Dec. 2019- Mar. 2020	$81.19	130,000	$(673,428)
Futures	Dec. 2019- Mar. 2020	$84.83	105,000	$(242,222)

December 31, 2018
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2018- Feb. 2019	$48.78	60,000	$(1,048,400)
Swap	Dec. 2018- Feb. 2019	$68.69	60,000	$1,097,124
Futures	Feb. 2019- Mar. 2019	$70.42	69,000	$394,317
Futures	Dec. 2018- Feb. 2019	$45.41	30,000	$252,900

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of December 31, 2019 and 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2019	2018

	Crude oil swaps	$(133,628)	$48,724
	Crude oil futures	(242,222)	647,217

Derivative commodity asset (liability)		$(375,850)	$695,941

For the years ended December 31, 2019 and 2018, we recognized a $2,458,359 loss and $1,062,682 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 16.  JOINT VENTURE
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net loss and income of $765,931 and $602,259, respectively for the years ended December 31, 2019 and December 31, 2018, respectively, and then deducted and added the 49% or $375,306 and $234,188, respectively, of income (loss) attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.

NOTE 17.  SEGMENT REPORTING
The Company’s reportable segments include the Black Oil, Refining and Marketing and Recovery segments.  Segment information for the years ended December 31, 2019 and 2018 are as follows:

YEAR ENDED DECEMBER 31, 2019
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$139,269,164	$12,957,767	$11,138,634	$163,365,565
Income (loss) from operations	$433,901	$(576,487)	$(2,631,458)	$(2,774,044)
Total assets	$114,976,772	$1,101,470	$4,681,677	$120,759,919

YEAR ENDED DECEMBER 31, 2018
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$143,836,981	$22,935,482	$13,948,198	$180,720,661
Income (loss) from operations	$3,561,223	$(2,250,924)	$(821,951)	$488,348
Total assets	$76,540,888	$1,407,002	$6,212,518	$84,160,408

NOTE 18. LEASES

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

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally does not separate lease and nonlease components for all classes of underlying assets. For certain equipment leases, such as freight car, vehicles and work equipment, the Company accounts for the lease and non-lease components as a single lease component.
Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expense of $166,946 and interest expense of $41,889 are included in depreciation and amortization and interest expense, respectively, on the unaudited consolidated statements of operations for the year ended December 31, 2019. Please see “Note 9. Line of Credit and Long-Term Debt” for more details.

Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the year ended December 31, 2019. Total operating lease costs for the year ended December 31, 2019 was $6.3 million.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities was $2.3 million during the year ended December 31, 2019 and is included in operating cash flows. Cash paid for amounts included in finance lease was $165,598 during the year ended December 31, 2019 and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2019:

	Facilities	Equipment	Plant	Railcar	Total
Year 1	$719,607	$161,539	$4,060,417	$943,741	$5,885,304
Year 2	549,293	161,539	4,060,417	582,386	5,353,635
Year 3	392,654	26,953	4,060,417	24,696	4,504,720
Year 4	306,000	—	4,060,417	1,278	4,367,695
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,375,000	—	35,524,907	—	37,899,907
Total lease payments	$4,642,554	$350,031	$55,826,992	$1,552,101	$62,371,678
Less: interest	(1,685,627)	(22,605)	(24,980,750)	(95,811)	(26,784,793)
Present value of lease liabilities	$2,956,927	$327,426	$30,846,242	$1,456,290	$35,586,885

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2019:

Remaining lease term and discount rate:	December 31, 2019
Weighted average remaining lease terms (years)
Lease facilities	5.34
Lease equipment	2.17
Lease plant	13.26
Lease railcar	1.33
Weighted average discount rate
Lease facilities	9.17%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
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

The largest facility lease has an initial term through 2032. That lease does not have an extension option. For the two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at December 31, 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

NOTE 19. SUBSEQUENT EVENTS
Issuance of Series B and B1 Preferred Stock Shares in-Kind
We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of December 31, 2019, in-kind by way of the issuance of 57,394 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2020 and the issuance of 135,429 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2020. If converted in full, the 57,394 shares of Series B Preferred Stock would convert into 57,394 shares of common stock and the 135,429 shares of Series B1 Preferred Stock would convert into 135,429 shares of common stock.
Conversions of Series B1 Preferred Stock
On January 3, 2020 a holder of our Series B1 Preferred Stock converted 1,107,893 shares of Series B1 Preferred Stock into 1,107,893 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock.

On January 9, 2020 and January 13, 2020, two holders converted an aggregate of 601,090 and 9,018 shares of Series B1 Preferred Stock into 601,090 and 9,018 shares of common stock, respectively, pursuant to the terms of such Series B1 Preferred Stock.

On January 10, 2020, a holder of our Series B1 Preferred Stock converted 104,940 shares of Series B1 Preferred Stock into 104,940 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock.

On January 13, 2020, a holder of our Series B1 Preferred Stock converted 9,018 shares of Series B1 Preferred Stock into 9,018 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock.

On January 22, 2020, two holders of our Series B1 Preferred Stock converted 25,000 shares each of Series B Preferred Stock into 25,000 shares of common stock each, pursuant to the terms of such Series B Preferred Stock.

On January 27, 2020, a holder of our Series B1 Preferred Stock converted 252,337 shares of Series B1 Preferred Stock into 252,337 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock.

On January 28, 2020, two holders of our Series B1 Preferred Stock converted 17,000 shares each of Series B Preferred Stock into 17,000 shares of common stock each, pursuant to the terms of such Series B1 Preferred Stock.

Heartland Share Purchase and Subscription Agreement

On January 17, 2020 (the “Heartland Closing Date”), Vertex Operating, Tensile-Heartland, and solely for the purposes of the Heartland Guaranty (defined below), the Company, and HPRM LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“Heartland SPV”), entered into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”).

Prior to entering into the Heartland Share Purchase, the Company transferred 100% of the ownership of Vertex Refining OH, LLC, its indirect wholly-owned subsidiary (“Vertex OH”) to Heartland SPV in consideration for 13,500 Class A Units, 13,500 Class A-1 Preferred Units and 11,300 Class B Units of Heartland SPV and immediately thereafter contributed 248 Class B Units to the Company’s wholly-owned subsidiary, Vertex Splitter Corporation, a Delaware corporation (“Vertex Splitter”), as a contribution to capital.

Vertex OH owned the Company’s Columbus, Ohio, Heartland facility, which produces a base oil product that is sold to lubricant packagers and distributors.

Pursuant to the Heartland Share Purchase, Vertex Operating sold Tensile-Heartland the 13,500 Class A Units and 13,500 Class A-1 Preferred Units of Heartland SPV in consideration for $13.5 million. Also, on the Heartland Closing Date, Tensile-Heartland purchased 7,500 Class A Units and 7,500 Class A-1 Units in consideration for $7.5 million (less the expenses of Tensile-Heartland in connection with the transaction) directly from Heartland SPV.

The approximate $7.5 million purchase amount and future free cash flows from the operation of Heartland SPV are planned to be available for investments at the Heartland facility to increase self-collections, maximize the throughput of the refinery, enhance the quality of the output and complete other projects.

Concurrently with the closing of the transactions described above, and pursuant to the terms of the Heartland Share Purchase, the Company, through Vertex Operating, purchased 1,000 newly issued Class A Units from MG SPV at a cost of $1,000 per unit ($1 million in aggregate).

The Heartland Share Purchase provides Tensile-Heartland an option, exercisable at its election, any time, subject to the terms of the Heartland Share Purchase, to purchase up to an additional 7,000 Class A-2 Preferred Units at a cost of $1,000 per Class A-2 Preferred Unit from Heartland SPV.

The Heartland SPV is currently owned 35% by Vertex Operating and 65% by Tensile-Heartland. Heartland SPV is managed by a five-member Board of Managers, of which three members are appointed by Tensile-Heartland and two are appointed by the Company. The Class A Units held by Tensile-Heartland are convertible into Class B Units as provided in the Limited Liability Company Agreement of Heartland SPV (the “Heartland Company Agreement”), based on a conversion price (initially one-for-one) which may be reduced from time to time if new Units of Heartland SPV are issued and will automatically convert into Series A Units upon certain events described in the Heartland Company Agreement.

The Class A-1 and A-2 Preferred Units (“Class A Preferred Units”), which are 100% owned by Tensile-Heartland, accrue a 22.5% per annum preferred return subject to terms of the Heartland Company Agreement (the “Class A Yield”).

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of the Administrative Services Agreement pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement, (b) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.

In the event that Heartland SPV fails to redeem such Class A Units within 180 days after a redemption is triggered, the Class A Yield is increased to 25% until such time as such redemption is completed (with such increase being effective back to the original date of a notice of redemption). In addition, in such event, the Class A Unit holders may cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV.

Distributions of available cash of Heartland SPV pursuant to the Heartland Company Agreement (including pursuant to liquidations of Heartland SPV), subject to certain exceptions set forth therein, are to be made (a) first, to the holders of the Class A Preferred Units, in amount equal to the greater of (A) the aggregate unpaid Class A Yield and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class A Preferred Unit holders (initially Tensile-Heartland)(such aggregate capital invested by the Class A Preferred Unit holders, the “Heartland Invested Capital”, which totaled approximately $21 million as of the Heartland Closing Date, subject to adjustment as provided in the Heartland Share Purchase), less prior distributions (such greater amount of (A) and (B), the “Class A Preferred Priority Distributions”); (b) second, the Class A Preferred Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate Heartland Invested Capital; (c) third, the Class B Unitholders (other than Class B Unitholders which received Class B Units upon conversion of Class A Preferred Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.

Variable interest entity

Per ASC 810-10-25-38A and 38B, a reporting entity shall be deemed to have a controlling financial interest in a variable interest entity (VIE) if it has both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determined that since substantially all of the activities of Heartland SPV (i.e., the VIE) are conducted on behalf of a single VIE holder, and that the Company is the primary beneficiary of the VIE. Accordingly, Heartland SPV should be consolidated in the Company’s consolidated financial statements. Accordantly, the only impact to the consolidated financial position and results of operations will be to present the 65% owned by Tensile-Heartland in non-controlling interest.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, the end of the fiscal period covered by this report. As of December 31, 2019, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we determined that a control deficiency existed that constituted a material weakness, as described below:

We did not design or maintain an effective control environment with formal accounting policies and controls to adequately identify and record complex and non-routine transactions, including our evaluation and review of work performed by specialists hired by us to assist in the assessments and conclusions surrounding such transactions.

While the deficiency described above did not result in a material adjustment to our consolidated financial statements, the material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements and related disclosures that would not be prevented or detected on a timely basis.

As of the date of this filing, we are planning to address the material weakness described above by (a) seeking outside assistance from qualified experts when or if we enter into or effect transactions which raise complex financial accounting issues and related disclosures, and (b) implementing additional documentation and disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2020 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and "Equity Compensation Plan Information" in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

•	Documents filed as part of this report

•	All financial statements
(1)    Financial Statement Schedules
Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

•	Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

Item 15. Exhibits, Financial Statement Schedules
None.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
2.1(+)	Share Purchase and Subscription Agreement by and among Vertex Refining Myrtle Grove LLC, Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC, and solely for the purposes of Section 9.1, Vertex Energy, Inc., dated July 25, 2019		8-K	2.1	7/31/2019	001-11476
2.2(+)	Share Purchase and Subscription Agreement dated January 17, 2020, by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.2	1/24/2020	000-53619
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.4	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476
3.5	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
3.6	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	4/29/2019	001-11476
4.1	Description of Securities of the Registrant*	X
10.1(#)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.3	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.4	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.5	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.6	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.7	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.8	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.9	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.10	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476
10.11	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.12	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.1	12/9/2014	001-11476
10.13	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.2	12/9/2014	001-11476
10.14	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/19/2015	001-11476
10.15	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.14)		8-K	10.3	6/19/2015	001-11476
10.16	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.17	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.18	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.19(##)	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K/A	10.2	11/10/2015	001-11476
10.20	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.21(##)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476
10.22(##)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476
10.23(##)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.24	Form of Warrant for May 2016 Unit Offering		8-K	10.2	5/13/2016	001-11476
10.25	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.26	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476
10.27	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476
10.28 (###)	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017*		10-K	10.66	12/31/2016	001-11476
10.29	Form of First Amendment and Consent to Credit Agreement dated October 9, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.3	12/19/2017	001-11476
10.30	Second Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.4	12/19/2017	001-11476
10.31	First Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.5	12/19/2017	001-11476
10.32%	Limited Liability Company Agreement of Vertex Refining Myrtle Grove LLC dated July 25, 2019		8-K	10.1	7/31/2019	001-11476
10.33	Right of First Offer Letter Agreement dated July 25, 2019, by and between Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.2	7/31/2019	001-11476
10.34%	Subscription Agreement dated July 25, 2019, by Tensile Partners Master Fund LP in favor of Vertex Energy, Inc.		8-K	10.3	7/31/2019	001-11476
10.35	Common Stock Purchase Warrant initially held by Tensile Partners Master Fund LP to purchase up to 1,500,000 shares of common stock, dated July 25, 2019		8-K	10.4	7/31/2019	001-11476
10.36	Registration Rights and Lock-Up Agreement dated July 25, 2019, by and between Vertex Energy, Inc. and Tensile Partners Master Fund LP		8-K	10.5	7/31/2019	001-11476
10.37%	Third Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex		8-K	10.8	7/31/2019	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.38%	Third Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.9	7/31/2019	001-11476
10.39	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	2.1	10/29/2019	001-11476
10.40%£	Joint Supply and Marketing Agreement dated January 10, 2020, by and between Bunker One (USA) Inc. and Vertex Energy Operating, LLC		8-K	10.1	1/13/2020	001-11476
	Limited Liability Company Agreement of HPRM LLC dated January 17, 2020		8-K	10.2	1/24/2020	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.2	9/30/2014	001-11476
99.5	Unaudited Pro Forma Condensed Consolidated Financial Information of Vertex Energy, Inc. showing the effects of the Heartland SPV transaction		8-K	99.2	1/24/2020	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

£ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

VERTEX ENERGY, INC.

Date: March 3, 2020	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2020	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 3, 2020	Date:	March 3, 2020

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 3, 2020	Date:	March 3, 2020

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 3, 2020	Date:	March 3, 2020

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 3, 2020