Form 10-Q
period 2020-03-31
Vertex Energy Inc.
filed 2020-05-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2020

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 45,554,841 shares of common stock are issued and outstanding as of May 13, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$16,295,062	$4,099,655
Restricted cash	100,134	100,170
Accounts receivable, net	9,853,500	12,138,078
Federal income tax receivable	137,211	68,606
Inventory	4,435,020	6,547,479
Derivative commodity asset	805,796	—
Prepaid expenses and other current assets	2,130,463	4,452,920
Total current assets	33,757,186	27,406,908

Noncurrent assets
Fixed assets, at cost	69,911,728	69,469,548
Less accumulated depreciation	(25,833,624)	(24,708,151)
Fixed assets, net	44,078,104	44,761,397
Finance lease right-of-use assets	798,449	851,570
Operating lease right-of use assets	35,126,827	35,586,885
Intangible assets, net	10,837,076	11,243,800
Deferred income taxes	—	68,605
Other assets	928,005	840,754
TOTAL ASSETS	$125,525,647	$120,759,919

	March 31, 2020	December 31, 2019
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$6,016,951	$7,620,098
Accrued expenses	1,746,542	5,016,132
Dividends payable	344,485	389,176
Finance lease liability-current	219,121	217,164
Operating lease liability-current	5,864,534	5,885,304
Current portion of long-term debt, net of unamortized finance costs	1,191,293	2,017,345
Derivative commodity liability	—	375,850
Revolving note	—	3,276,230
Total current liabilities	15,382,926	24,797,299
Long-term liabilities
Long-term debt, net of unamortized finance costs	5,208,000	12,433,000
Finance lease liability-long-term	555,375	610,450
Operating lease liability-long-term	29,262,293	29,701,581
Derivative warrant liability	270,469	1,969,216
Total liabilities	50,679,063	69,511,546

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,883,449 and 3,826,055 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively with a liquidation preference of $12,038,692 and $11,860,771 at March 31, 2020 and December 31, 2019, respectively.	11,598,216	11,006,406

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 7,004,236 and 9,028,085 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively with a liquidation preference of $10,926,608 and $14,083,813 at March 31, 2020 and December 31, 2019, respectively.	10,103,956	12,743,047

Redeemable non-controlling interest	26,825,469	4,396,894
Total Temporary Equity	48,527,641	28,146,347
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 and 419,859 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively with a liquidation preference of $625,590 and $625,590 at March 31, 2020 and December 31, 2019, respectively.	420	420

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, no shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 45,554,841 and 43,395,563 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	45,555	43,396
Additional paid-in capital	94,076,832	81,527,351
Accumulated deficit	(68,700,505)	(59,246,514)
Total Vertex Energy, Inc. stockholders' equity	25,422,302	22,324,653
Non-controlling interest	896,641	777,373
Total Equity	26,318,943	23,102,026
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$125,525,647	$120,759,919

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenues	$36,203,429	$39,320,712
Cost of revenues (exclusive of depreciation and amortization shown separately below)	26,836,854	34,844,349
Gross profit	9,366,575	4,476,363

Operating expenses:
Selling, general and administrative expenses	6,700,518	5,347,741
Depreciation and amortization	1,634,547	1,737,013
Total operating expenses	8,335,065	7,084,754
Income (loss) from operations	1,031,510	(2,608,391)
Other income (expense):
Other income	80	—
Gain on sale of assets	—	2,293
Gain (loss) on change in value of derivative warrant liability	1,698,747	(1,705,094)
Interest expense	(340,086)	(757,803)
Total other income (expense)	1,358,741	(2,460,604)
Income (loss) before income tax	2,390,251	(5,068,995)
Income tax benefit (expense)	—	—
Net income (loss)	2,390,251	(5,068,995)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	(398,609)	(105,431)
Net income (loss) attributable to Vertex Energy, Inc.	2,788,860	(4,963,564)

Accretion of redeemable noncontrolling interest to redemption value	(10,966,349)	—
Accretion of discount on Series B and B1 Preferred Stock	(932,003)	(560,675)
Dividends on Series B and B1 Preferred Stock	(344,499)	(406,795)
Net loss available to common shareholders	$(9,453,991)	$(5,931,034)
Loss per common share
Basic	$(0.21)	$(0.15)
Diluted	$(0.21)	$(0.15)
Shares used in computing earnings per share
Basic	45,372,358	40,195,925
Diluted	45,372,358	40,195,925

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

Three Months Ended March 31, 2020
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$.001 Par	Shares	$0.001 Par	Shares	$.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2020	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Adjustment of carrying mount of non-controlling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Share based compensation expense, total	—	—	—	—	—	—	163,269	—	—	163,269
Conversion of Series B1 Preferred stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Dividends on Series B and B1	—	—	—	—	—	—	—	(344,499)	—	(344,499)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(932,003)	—	(932,003)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(10,966,349)	—	(10,966,349)
Net income	—	—	—	—	—	—	—	2,788,860	119,268	2,908,128
Balance on March 31, 2020	45,554,841	$45,555	419,859	$420	$—	$—	$94,076,832	$(68,700,505)	$896,641	$26,318,943

Three Months Ended March 31, 2019
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$.001 Par	Shares	$.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2019	40,174,821	$40,175	419,859	$420	—	$—	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Share based compensation expense, total	—	—	—	—	—	—	143,063	—	—	143,063
Conversion of Series B1 Preferred stock to common	96,160	96	—	—	—	—	149,914	—	—	150,010
Dividends on Series B and B1	—	—	—	—	—	—	—	(406,795)	—	(406,795)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(560,675)	—	(560,675)
Net loss	—	—	—	—	—	—	—	(4,963,564)	(105,431)	(5,068,995)
Balance on March 31, 2019	40,270,981	$40,271	419,859	$420	—	$—	$75,424,099	$(53,731,920)	$1,332,782	$23,065,652

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net income (loss)	$2,390,251	$(5,068,995)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock based compensation expense	163,269	143,063
Depreciation and amortization	1,634,547	1,737,013
Gain on sale of assets	—	(2,293)
Bad debt and reduction in allowance for bad debt	23,925	(303,796)
(Decrease) increase in fair value of derivative warrant liability	(1,698,747)	1,705,094
(Gain) Loss on commodity derivative contracts	(4,427,782)	759,767
Net cash settlements on commodity derivatives	4,507,370	(657,577)
Amortization of debt discount and deferred costs	47,826	143,477
Changes in operating assets and liabilities
Accounts receivable	2,260,654	(4,375,379)
Inventory	2,112,459	1,820,641
Prepaid expenses	1,061,222	1,173,298
Accounts payable	(1,603,145)	1,359,493
Accrued expenses	(3,269,590)	(408,686)
Other assets	(87,251)	(2,000)
Net cash provided by (used in) operating activities	3,115,008	(1,976,880)
Cash flows from investing activities
Internally developed software	(49,229)	—
Purchase of fixed assets	(442,180)	(774,897)
Proceeds from sale of fixed assets	—	10,000
Net cash used in investing activities	(491,409)	(764,897)
Cash flows from financing activities
Payments on finance leases	(53,119)	(23,382)
Contributions received from redeemable noncontrolling interest	21,000,000	—
Line of credit (payments) proceeds, net	(3,276,230)	2,525,874
Proceeds from note payable	—	187,501
Payments on note payable	(8,098,879)	(1,021,239)
Net cash provided by financing activities	9,571,772	1,668,754
Net change in cash, cash equivalents and restricted cash	12,195,371	(1,073,023)
Cash, cash equivalents, and restricted cash at beginning of the period	4,199,825	2,849,831
Cash, cash equivalents, and restricted cash at end of period	$16,395,196	$1,776,808

SUPPLEMENTAL INFORMATION
Cash paid for interest	$352,806	$602,732
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B1 Preferred Stock into common stock	$3,368,474	$150,010
Accretion of discount on Series B and B1 Preferred Stock	$932,003	$560,675
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$344,499	$406,795
Initial adjustment of carrying amount redeemable noncontrolling interest	$9,091,068	$—
Accretion of redeemable noncontrolling interest to redemption value	$10,966,349	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 4, 2020 (the "Form 10-K"). The December 31, 2019 balance sheet was derived from the audited financial statements of our 2019 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2019 as reported in Form 10-K have been omitted.
A novel strain of coronavirus ("COVID-19") was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The Company's businesses and operations began being adversely impacted by effects of COVID-19 in March of 2020 when circumstances surrounding, and responses to, the pandemic, including stay-at-home orders, began to materialize in North America. These disruptions are expected to have a significant adverse impact on the Company's operating results during the second quarter of 2020 and the remainder of the year. The full extent of the COVID-19 outbreak and changes in demand for oil and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.

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

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$16,295,062	$1,676,808
Restricted cash	100,134	100,000
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$16,395,196	$1,776,808

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2020. During the period ended March 31, 2020, the Company considered the effects of COVID-19 and evolving changes in demand and pricing for oil, but concluded that there were no triggering events requiring an impairment assessment. This conclusion was based on a qualitative analysis incorporating (i) previously reported positive cash flows and (ii) assessing the current and long-term performance of the Company, given the expectation that these negative effects on the operations and cash flows arising from COVID-19 related disruptions will be short lived. The Company will continue to evaluate the impact of macroeconomic conditions including, but not limited to, the impact of the COVID-19 pandemic on the Company, customers and the greater economy, as well as the impact on trends of oil demand.

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
Redeemable Noncontrolling Interests

As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating , LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying March 31, 2020 and December 31, 2019 consolidated balance sheets (provided that the Heartland SPV interest was not outstanding until January 2020). If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, (2) as a group (the holders of the equity investment at risk), either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impacts the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”
The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2020 and 2019 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	47%	23%	35%	28%
Customer 2	10%	18%	5%	9%
Customer 3	4%	11%	—%	—%
Customer 4	4%	2%	12%	12%

At March 31, 2020 and 2019 and for each of the three months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	58%	—%	—%	41%	—%	—%
Customer 2	13%	—%	—%	6%	—%	—%
Customer 3	—%	—%	37%	—%	—%	—%
Customer 4	5%	—%	—%	15%	—%	—%

The Company had no vendors that represented 10% of total purchases or payables for the three months ended March 31, 2020 and 2019, respectively.

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

Throughout the first quarter of 2020, the industry experienced multiple issues which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first quarter of 2020, we expect GDP to decline globally in the second quarter of 2020 and for the total year 2020, as a result of the

COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020. Our goal through this downturn is to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

Litigation
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

Related Parties
From time to time, the Company consults with a related party law firm. During the three months ended March 31, 2020 and 2019, we paid $24,689 and $18,531, respectively, to such law firm for services rendered.
NOTE 4. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$9,558,568	$—	$—	$9,558,568
Southern United States	19,972,802	2,510,593	4,161,466	26,644,861
	$29,531,370	$2,510,593	$4,161,466	$36,203,429
Sources of Revenue
Petroleum products	$29,531,370	$2,510,593	$752,783	$32,794,746
Metals	—	—	3,408,683	3,408,683
Total revenues	$29,531,370	$2,510,593	$4,161,466	$36,203,429

	Three Months Ended March 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$9,323,782	$—	$—	$9,323,782
Southern United States	23,491,405	2,858,621	3,646,904	29,996,930
	$32,815,187	$2,858,621	$3,646,904	$39,320,712
Sources of Revenue
Petroleum products	$32,815,187	$2,858,621	$1,211,515	$36,885,323
Metals	—	—	2,435,389	2,435,389
Total revenues	$32,815,187	$2,858,621	$3,646,904	$39,320,712

Petroleum products- We derive a majority of our revenues from the sale of recovered/re-refined petroleum products, which include Base Oil, VGO (Vacuum Gas Oil), Pygas, Gasoline, Cutterstock and Fuel Oils.

Metals- Consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption.  Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other metal items.  These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts receivable trade	$10,282,023	$12,540,553
Allowance for doubtful accounts	(428,523)	(402,475)
Accounts receivable trade, net	$9,853,500	$12,138,078

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT

On April 24, 2020, (a) Encina Business Credit, LLC (“EBC”) and the lenders under our Revolving Credit Agreement with EBC (the “EBC Lenders”), and Vertex Operating, entered into a Fourth Amendment and Limited Waiver to Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the EBC Credit Agreement; and (b) the EBC Lenders and Vertex Operating entered into a Fourth Amendment and Limited Waiver to ABL Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the Revolving Credit Agreement (collectively, the “Waivers”). The Waivers amended the credit agreements to extend the due date of amounts owed thereunder from February 1, 2021 to February 1, 2022. This is consider a debt extinguishment per ASC 470-50; however, this results in no gain or loss recognition in earnings on the consolidated statements of operations at March 31, 2020.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $291,293 at March 31, 2020 and $1,165,172 at December 31, 2019.

The Company's outstanding debt facilities as of March 31, 2020 and December 31, 2019 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$6,108,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	—	3,276,230
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	523,098	551,260
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	241,645	264,014
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	9,753	12,341
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	291,293	1,165,172
Total					7,173,789	18,602,017
Deferred finance costs, net					—	(47,826)
Total, net of deferred finance costs					$7,173,789	$18,554,191

Future contractual maturities of notes payable as of March 31, 2020 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$5,208,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	—	—	—	—	—	—
Well Fargo Equipment Lease- Ohio	116,031	122,458	128,908	135,698	20,003
Tetra Capital Lease	93,336	99,832	48,477	—	—	—
Well Fargo Equipment Lease- VRM LA	9,753	—	—	—	—	—
Various institutions	291,293	—	—	—	—	—
Totals	1,410,413	5,430,290	177,385	135,698	20,003	—
Deferred finance costs, net	—	—	—	—	—	—
Totals, net of deferred finance costs	$1,410,413	$5,430,290	$177,385	$135,698	$20,003	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019 excludes: 1) options to purchase 4,218,250 and 3,460,750 shares, respectively, of common stock, 2) warrants to purchase 8,633,193 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,883,449 and 3,658,905 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 7,004,236 and 10,112,309 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock as of March 31, 2020 and 2019.

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2020, there were 45,554,841 common shares issued and outstanding.

During the three months ended March 31, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversions of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

During the three months ended March 31, 2019, the Company issued 96,160 shares of common stock in connection with the conversion of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of March 31, 2020 and December 31, 2019, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of March 31, 2020 and December 31, 2019, there were 3,883,449 and 3,826,055 shares of Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2020 and December 31, 2019, there were 7,004,236 and 9,028,085 shares of Series B1 Preferred Stock issued and outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the three months ended March 31, 2020 and 2019:

	2020	2019
Balance at beginning of period	$11,006,406	$8,900,208
Plus: discount accretion	413,889	322,671
Plus: dividends in kind	177,921	167,642
Balance at end of period	$11,598,216	$9,390,521

The Series B Warrants and Series B1 Warrants were revalued at March 31, 2020 and December 31, 2019 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $270,469 and $1,969,216, respectively. At March 31, 2020, the Series B Warrants and Series B1 Warrants were valued at approximately $21 and $270,448, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-100%, risk free interest rate of 0.17% (Series B Warrants) and 0.23% (Series B1 Warrants), and expected term of 1.00 years (Series B Warrants) and 2.00 years (Series B1 Warrants).
At March 31, 2020 and December 31, 2019, a total of $180,591 and $177,921 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended March 31, 2020 and 2019, we paid dividends in-kind in additional shares of Series B Preferred Stock of $177,921 and $167,642, respectively.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the three months ended March 31, 2020, and 2019:

	2020	2019
Balance at beginning of period	$12,743,047	$13,279,755
Less: conversions of shares to common	(3,368,474)	(150,010)
Plus: discount accretion	518,114	238,004
Plus: dividends in kind	211,269	235,360
Balance at end of period	$10,103,956	$13,603,109

As of March 31, 2020 and December 31, 2019, respectively, a total of $163,908 and $211,269 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended March 31, 2020 and 2019, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $211,269 and $235,360, respectively.
The following is an analysis of changes in the derivative liability for the three months ended March 31:

Level Three Roll-Forward
	2020	2019
Balance at beginning of period	$1,969,216	$1,481,692
Change in valuation of warrants	(1,698,747)	1,705,094
Balance at end of period	$270,469	$3,186,786

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three months ended March 31, 2020 and 2019 is as follows:

THREE MONTHS ENDED MARCH 31, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$29,531,370	$2,510,593	$4,161,466	$36,203,429

Income (loss) from operations	$2,781,909	$(884,015)	$(866,384)	$1,031,510

THREE MONTHS ENDED MARCH 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$32,815,187	$2,858,621	$3,646,904	$39,320,712

Income (loss) from operations	$(2,292,205)	$(403,014)	$86,828	$(2,608,391)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at March 31, 2020 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $61.2 million as of March 31, 2020 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax income of approximately $2.4 million from January 1, 2020 through March 31, 2020.
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

The mark-to-market effects of these contracts as of March 31, 2020 and December 31, 2019, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of March 31, 2020
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Mar. 2019- May 2020	$19.60	50,000	$(968,200)
Swap	Mar. 2019- May 2020	$41.68	50,000	1,686,216
Futures	Mar. 2019- May 2020	$42.06	40,000	87,780
				$805,796

As of December 31, 2019
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2019-Mar. 2020	$40.88	130,000	$539,800
Swap	Dec. 2019-Mar. 2020	$81.19	130,000	(673,428)
Futures	Dec. 2019-Mar. 2020	$84.53	105,000	(242,222)
				$(375,850)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 are presented in the table below.

Balance Sheet Classification	Contract Type	2020	2019

	Crude oil swaps	$718,016	$(133,628)
	Crude oil futures	87,780	(242,222)

Derivative commodity asset (liability)		$805,796	$(375,850)

For the three months ended March 31, 2020 and 2019, we recognized a $4,427,782 gain and a $759,767 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 13. LEASES

Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended March 31, 2020 and 2019 were $53,121 and $22,071, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expenses for the three months ended March 31, 2020 and 2019 were $10,919 and $5,647, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see

“Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three months ended March 31, 2020 and 2019. Total operating lease costs for the three months ended March 31, 2020 and 2019 were $1.5 million and $1.5 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities was $0.5 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $53,119 and $23,382 during the three months ended March 31, 2020 and 2019, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2020:

March 31, 2020
	Facilities	Equipment	Plant	Railcar	Total
Year 1	$686,622	$161,539	$4,060,417	$955,956	$5,864,534
Year 2	506,516	145,827	4,060,417	496,986	5,209,746
Year 3	365,539	2,280	4,060,417	99,780	4,528,016
Year 4	300,000	—	4,060,417	—	4,360,417
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,325,000	—	32,509,802	—	34,834,802
Total lease payments	$4,483,677	$309,646	$52,811,887	$1,552,722	$59,157,932
Less: interest	(1,647,216)	(17,780)	(22,265,580)	(100,529)	(24,031,105)
Present value of lease liabilities	$2,836,461	$291,866	$30,546,307	$1,452,193	$35,126,827

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2020:

Remaining lease term and discount rate:	March 31, 2020
Weighted average remaining lease terms (years)
Lease facilities	6.11
Lease equipment	1.92
Lease plant	13.01
Lease railcar	1.54
Weighted average discount rate
Lease facilities	9.18%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of March 31, 2020 and 2019.
The purchase options are not expected to have a material impact on the lease obligation. There are several facility and plant leases which have lease renewal options from one to twenty years.
The largest facility lease has an initial term through 2032. That lease does not have an extension option. For the two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at March 31, 2020 and 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement

Amounts received by MG SPV from its direct sale of Class B Units to Tensile-MG may only be used for additional investments in the MG refinery or for day to day operations at the MG refinery. At March 31, 2020, $2.5 million reported as cash and cash equivalents on the balance sheet is restricted to MG refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. The Company did not pay the preferential yield during the three months ended March 31, 2020. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the three months ended March 31, 2020.

Myrtle Grove Redeemable Noncontrolling Interest

As a result of the MG Share Purchase, Tensile, through Tensile-Myrtle Grove Acquisition Corporation, acquired an approximate 15.58% ownership interest in Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiaries net loss of $31,092 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $207,246 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of March 31, 2020 of $4,644,219. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of March 31, 2020.

March 31, 2020
Beginning balance	$4,396,894
Net loss attributable to redeemable non-controlling interest	(31,092)
Change in ownership	71,171
Accretion of non-controlling interest to redemption value	207,246
Ending balance	$4,644,219

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

Concurrently with the closing of the transactions described above, and pursuant to the terms of the Heartland Share Purchase, the Company, through Vertex Operating, purchased 1,000 newly issued Class A Units from MG SPV at a cost of $1,000 per unit ($1 million in aggregate). As a result of this transaction, MG SPV is owned 85.00% by Vertex Operating and 15.00% by Tensile-MG

The Heartland Share Purchase provides Tensile-Heartland an option, exercisable at its election, any time, subject to the terms of the Heartland Share Purchase, to purchase up to an additional 7,000 Class A-2 Preferred Units at a cost of $1,000 per Class A-2 Preferred Unit from Heartland SPV.

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

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a) the fifth anniversary of the Heartland Closing Date and (ii) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of an Administrative Services Agreement entered into with Tensile, pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement entered into with Tensile, (b) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Heartland Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.

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

Distributions of available cash of Heartland SPV pursuant to the Heartland Company Agreement (including pursuant to liquidations of Heartland SPV), subject to certain exceptions set forth therein, are to be made (a) first, to the holders of the Class A Preferred Units, in amount equal to the greater of (A) the aggregate unpaid Class A Yield and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class A Preferred Unit holders (initially Tensile-Heartland)(such aggregate capital invested by the Class A Preferred Unit holders, the “Heartland Invested Capital”, which totaled approximately $21 million as of the Heartland

Closing Date, subject to adjustment as provided in the Heartland Share Purchase), less prior distributions (such greater amount of (A) and (B), the “Class A Preferred Priority Distributions”); (b) second, the Class A Preferred Unit holders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate Heartland Invested Capital; (c) third, the Class B Unitholders (other than Class B Unitholders which received Class B Units upon conversion of Class A Preferred Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.

Heartland Variable interest entity

The Company has assessed the Heartland SPV under the variable interest guidance in ASC 810. The Company determined that the Class A Units are not at risk due to a 22.5% preferred return and a redemption provision that, if elected, would require Heartland SPV to repurchase the Class A Units at their original cost plus the preferred return. The Company further determined that as a minority shareholder, holding only 35% of the voting rights, the Company does not have the ability to direct the activities of Heartland SPV that most significantly impact the entity’s performance. Based on this assessment, the Company concluded that Heartland SPV is a variable interest entity.

In assessing if the Company is the primary beneficiary of Heartland SPV, the Company determined that certain provisions of the Heartland Company Agreement prohibiting the transfer of its Class B Units result in the Class A Unit holders being related parties under the de facto agents criteria in ASC 810. The Company and the Class A Unit holders, as a group, have the power to direct the significant activities of Heartland SPV and the obligations to absorb the losses and the right to receive the benefits that could potentially be significant to Heartland SPV. The Company concluded that substantially all of the activities of Heartland SPV are conducted on its behalf, and not on behalf of the Class A Unit holders, the decision maker, thus the Company is the primary beneficiary and required to consolidate Heartland SPV in accordance with ASC 810.

The Company's consolidated financial statements include the assets, liabilities and results of operations of Heartland SPV for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in net loss attributable to noncontrolling interests and redeemable noncontrolling interest in the consolidated statements of income and noncontrolling interests in the consolidated balance sheets.
The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2020:

March 31, 2020
Cash and cash equivalents	$7,748,360
Accounts receivable, net	3,699,655
Inventory	727,684
Prepaid expense and other current assets	243,581
Total current assets	12,419,280

Fixed assets, net	5,983,134
Finance lease right-of-use assets	777,091
Operating lease right-of-use assets	505,020
Intangible assets, net	1,252,807
Other assets	120,504
Total assets	$21,057,836

Accounts payable	$1,822,171
Accrued expenses	491,505
Finance lease liability-current	209,368
Operating lease liability-current	300,937
Total current liabilities	2,823,981

Finance lease liability-long term	555,375
Operating lease liability-long term	204,083
Total liabilities	$3,583,439

The assets of Heartland SPV may only be used to settle the obligations of Heartland SPV, and may not be used for other consolidated entities. The liabilities of Heartland SPV are non-recourse to the general credit of the Company’s other consolidated entities.

Heartland Redeemable Noncontrolling Interest

As a result of the Heartland Share Purchase (as defined and discussed above), Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), through Tensile-Heartland, acquired an approximate 65.00% ownership interest in Heartland SPV, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

The initial carrying amount that is recognized in temporary equity for redeemable noncontrolling interests is the initial carrying amount determined in accordance with the accounting requirements for noncontrolling interests in ASC 810-10. In accordance with ASC 810-10-45-23, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. Therefore, the Company recognized no gain or loss in consolidated net income and the carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest of the subsidiary. The difference of $9,091,068 between the fair value of the consideration received of $21,000,000 and the carrying amount of the noncontrolling interest determined in accordance with ASC 810-10 of $11,908,932, was recognized in additional paid in capital.

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiaries net loss of $486,785 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $10,759,103 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of March 31, 2020 of $22,181,250. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of March 31, 2020.

March 31, 2020
Beginning balance	$—
Initial adjustment of carrying amount of non-controlling interest	11,908,932
Net loss attributable to redeemable non-controlling interest	(486,785)
Accretion of non-controlling interest to redemption value	10,759,103
Ending balance	$22,181,250

The amount of accretion of redeemable noncontrolling interest to redemption value of $10,966,349 presented on the consolidated statements of operations represents the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined at March 31,2020.

NOTE 15. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of March 31, 2020, in-kind by way of the issuance of 58,255 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2020 and the issuance of 105,069 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2020. If converted in full, the 58,255 shares of Series B Preferred Stock would convert into 58,255 shares of common stock and the 105,069 shares of Series B1 Preferred Stock would convert into 105,069 shares of common stock.

Credit Agreement Amendments

On April 24, 2020, (a) EBC, the EBC Lenders, and Vertex Operating, entered into a Fourth Amendment and Limited Waiver to Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the EBC Credit Agreement; and (b) the EBC Lenders and Vertex Operating entered into a Fourth Amendment and Limited Waiver to ABL Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the Revolving Credit Agreement (collectively, the “Waivers”). The Waivers amended the credit agreements to extend the due date of amounts owed thereunder from February 1, 2021 to February 1, 2022.

Loan Agreement

On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.222 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020, following an initial deferral period as specified under the PPP.

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

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete future acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive, including IMO 2020 (defined below);

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	our ability to effectively manage our growth;

•	decreases in global demand for, and the price of, oil, due to COVID-19, state, federal and foreign responses thereto;

•	risk associated with COVID-19 and the global efforts to stop the spread of COVID-19 in general;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Part II", "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 4, 2020 (the "Annual Report").

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending March 31, 2020, we aggregated approximately 93.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 78.8 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first quarter of 2020, we expect GDP to decline globally in the second quarter of 2020 and for the total year 2020 as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020. Our goal through this downturn is to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process (“TCEP”) and we also utilize third-party processing facilities. TCEP’s original purpose was to re-fine used oil into marine cutterstock; however, in the third quarter of fiscal 2015, that use ceased to be economically accretive, and instead, we operated TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana from the third quarter of fiscal 2015 to the third quarter of 2019. During the fourth quarter of 2019, the original purpose of TCEP once again became economically viable and at that time we switched to using TCEP to re-fine used oil into marine cutterstock; provided that with the recent decline in oil prices and challenges in obtaining feedstock, we switched back to using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana, beginning in the first quarter of 2020.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 30 transportation trucks and more than 80 aboveground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. Also, as discussed above under “Description of Business”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock. Due to the recent decline in oil prices and challenges in obtaining feedstock, beginning the first quarter of 2020, we have used TCEP solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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
We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. Our TCEP technology converts feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which went into effect on January 1, 2020. As described above, due to the recent decline in oil prices and challenges in obtaining feedstock, we switched back to using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana beginning in the first quarter of 2020. We have no current plans to construct any other TCEP facilities at this time.

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

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating divisions as follows:
BLACK OIL - Revenues from our Black Oil division are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process. Through the operations at our Columbus, Ohio facility, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco, Ygriega, and SES acquisitions, described in greater detail in the 2019 Annual Report.
Recent Events
Heads of Agreement

On January 10, 2020, Vertex Operating entered into a Heads of Agreement (the “Heads of Agreement”) with Bunker One (USA) Inc., which is owned by Bunker Holding, a Danish holding company (“Bunker One”). Pursuant to the Heads of Agreement, the Company and Bunker One agreed to form a joint decision-making body (the “JDMB”) to focus on strategic matters related to the overall cooperation of the parties and to establish rules and procedures for identifying and undertaking joint projects. The Heads of Agreement is described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 13, 2020.

JSMA

Also on January 10, 2020, Vertex Operating entered into a Joint Supply and Marketing Agreement (the “JSMA”), with Bunker One. The JSMA is effective as of May 1, 2020, and provides for Bunker One to acquire 100% of the production from the Company’s Marrero, Louisiana re-refining facility (which produces approximately 100,000 barrels per month of a bunker suitable fuel for offshore use and use as a marine vessel’s propulsion system (“Bunker Fuel”)) at the arithmetic mean of Platts #2 USGC Pipe and Platt’s ULSD USGC Waterborne on agreed pricing days less an agreed upon discount, adjusted every three months. The JSMA is described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 13, 2020.

Heartland Share Purchase, Subscription Agreement and Heartland Limited Liability Company Agreement

Our Heartland Share Purchase and Subscription Agreement and the Heartland Limited Liability Company Agreement are described in greater detail under “Part I” - “Item 1. Financial Statements” - “Note 14. Share Purchase and Subscription Agreements” - “Heartland Share Purchase and Subscription Agreement".

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Set forth below are our results of operations for the three months ended March 31, 2020 as compared to the same period in 2019.

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2020	2019
Revenues	$36,203,429	$39,320,712	$(3,117,283)	(8)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	26,836,854	34,844,349	8,007,495	23%
Gross profit	9,366,575	4,476,363	4,890,212	109%

Selling, general and administrative expenses	6,700,518	5,347,741	(1,352,777)	(25)%
Depreciation and amortization	1,634,547	1,737,013	102,466	6%
Total operating expenses	8,335,065	7,084,754	(1,250,311)	(18)%

Income (loss) from operations	1,031,510	(2,608,391)	3,639,901	140%

Other income (expense):
Interest income	80	—	80	100%
Gain on asset sales	—	2,293	(2,293)	(100)%
Gain (loss) on change in value of derivative liability	1,698,747	(1,705,094)	3,403,841	200%
Interest expense	(340,086)	(757,803)	417,717	55%
Total other income (expense)	1,358,741	(2,460,604)	3,819,345	155%

Income (loss) before income tax	2,390,251	(5,068,995)	7,459,246	147%

Income tax benefit (expense)	—	—	—	—%

Net income (loss)	2,390,251	(5,068,995)	7,459,246	147%
Net loss attributable to non-controlling interest and redeemable non-controlling interest	(398,609)	(105,431)	(293,178)	(278)%
Net income (loss) attributable to Vertex Energy, Inc.	$2,788,860	$(4,963,564)	$7,752,424	156%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the three months ended March 31, 2020, we saw an offset to our feedstock in the amount of $4.4 million, which lowered our cost of goods sold.

Total revenues decreased by 8% for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to lower commodity prices and slightly decreased volumes at the Heartland refinery, which were off-set by increased volumes at our Marrero refinery for the three months ended March 31, 2020, compared to the same period in 2019. Total volume increased 20% during the three months ended March 31, 2020 compared to the same period in 2019. Volumes were impacted as a result of a turn around at our Heartland facility as well as a decrease in demand for our Base Oil finished products at the end of the period. Gross profit increased by 109% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was a result of increases in volumes at our Marrero facility, higher production and lower operating costs at our refineries.

Additionally, our per barrel margin increased 74% for the three months ended March 31, 2020, relative to the three months ended March 31, 2019. This increase was a result of the increases in our product spreads related to increases in finished product prices, as well as decreased operating costs at our refineries as well as our Gulf Coast operations, related to our metals business, during the three months ended March 31, 2020, compared to the same period during 2019. The 23% decrease in cost of revenues for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly a result of the higher production volumes at our Marrero facility during the period, as well as lower overhead operating expenses and gain in commodity derivate contracts during the period.

Each of our segments’ income (loss) from operations during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2020	2019
Total revenue	$29,531,370	$32,815,187	$(3,283,817)	(10)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	20,066,241	29,341,525	9,275,284	32%
Gross profit	9,465,129	3,473,662	5,991,467	172%
Selling general and administrative expense	5,411,221	4,421,826	(989,395)	(22)%
Depreciation and amortization	1,272,000	1,344,041	72,041	5%
Income (loss) from operations	$2,781,908	$(2,292,205)	$5,074,113	221%

Refining and Marketing Segment
Total revenue	$2,510,593	$2,858,621	$(348,028)	(12)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,596,052	2,551,537	(44,515)	(2)%
Gross profit (loss)	(85,459)	307,084	(392,543)	(128)%
Selling general and administrative expense	592,389	470,191	(122,198)	(26)%
Depreciation and amortization	206,166	239,907	33,741	14%
Loss from operations	$(884,014)	$(403,014)	$(481,000)	(119)%

Recovery Segment
Total revenue	$4,161,466	$3,646,904	$514,562	14%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,174,562	2,951,287	(1,223,275)	(41)%
Gross profit (loss)	(13,096)	695,617	(708,713)	(102)%
Selling general and administrative expense	696,907	455,724	(241,183)	(53)%
Depreciation and amortization	156,381	153,065	(3,316)	(2)%
Income (loss) from operations	$(866,384)	$86,828	$(953,212)	(1,098)%

Our Black Oil division's volume decreased approximately 0.3% during the three months ended March 31, 2020 compared to the same period in 2019. This decrease was due to a turn around at the Heartland facility during the period, as well as lower demands for finished products beginning at the end of the three months ended March 31, 2020. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 12% during the three months ended March 31, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

Overall volumes of product sold increased 20% for the three months ended March 31, 2020, versus the same period in 2019.

Overall, commodity prices were down for the three months ended March 31, 2020, compared to the same period in 2019. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2020 decreased $24.68 per barrel from a three month average of $62.32 for the three months ended March 31, 2019 to $37.63 per barrel for the three months ended March 31, 2020. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended March 31, 2020 decreased $11.62 per barrel from a three month average of $66.86 for the three months ended March 31, 2019 to $55.23 per barrel for the three months ended March 31, 2020.

Overall volume for the Refining and Marketing division decreased 9% during the three months ended March 31, 2020, as compared to the same period in 2019. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. Our fuel oil cutter volumes decreased 29% for the three months ended March 31, 2020, compared to the same period in 2019. Our pygas volumes increased 4% for the three months ended March 31, 2020, as compared to the same period in 2019. Our gasoline blendstock volumes decreased 100% for the three months ended March 31, 2020, as compared to the same period in 2019, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acts as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States. Revenues for this division increased 14% as a result of an increase in volumes during the three months ended March 31, 2020, compared to the same period in 2019. Volumes of petroleum products acquired in our Recovery business were up 76% during the three months ended March 31, 2020, compared to the same period during 2019, as a result of demand for higher quality lubricants in the marketplace, and as we continue to focus on volume growth in this division. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

We had selling, general, and administrative expenses of $6,700,518 for the three months ended March 31, 2020, compared to $5,347,741 of selling, general, and administrative expenses for the three months ended March 31, 2019, an increase of $1,352,777 from the prior period, mainly due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expense, and insurance expense related to the expansion of trucking operations and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile and Bunker One transaction closings.

We had income from operations of $1,031,510 for the three months ended March 31, 2020, compared to loss from operations of $2,608,391 for the three months ended March 31, 2019, an increase of $3,639,901 or 140% from the prior year’s three-month period. The increase was due to a decrease in cost of revenues resulting from an increase in production at our Marrero facility as noted previously and decreased operating costs at our refineries and metals operations and gain in commodity derivative contracts during the period, as discussed above.

We had interest expense of $340,086 for the three months ended March 31, 2020, compared to interest expense of $757,803 for the three months ended March 31, 2019, a decrease in interest expense of $417,717 or 55% from the prior period, due to paying down the line of credit and a portion of the term loan along with a lower interest rate on the term debt outstanding during the three months ended March 31, 2020.

We had a $1,698,747 gain on change in value of derivative liability for the three months ended March 31, 2020, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a loss on change in the value of our derivative liability of $1,705,094 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock. This resulted in a significant non-cash benefit for the period.

We had a net income of $2,390,251 for the three months ended March 31, 2020, compared to net loss of $5,068,995 for the three months ended March 31, 2019, an increase in net income of $7,459,246 or 147% from the prior period, which was a result of the factors described above. The majority of our net income for the three months ended March 31, 2020, was attributable to the improvement in volumes sold throughout our business lines, and specifically around our Marrero facility and commodity price reductions, along with a non-cash gain in change in value of derivative liability.

During the three months ended March 31, 2020 and 2019, the processing costs for our Refining and Marketing division located at KMTEX were $454,007 and $511,046, respectively.

The following table sets forth the high and low spot prices during the three months ended March 31, 2020, for our key benchmarks.

2020
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	January 3	$0.74	March 18
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.75	January 3	$0.40	March 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.34	January 29	$15.64	March 31
NYMEX Crude oil (dollars per barrel)	$63.27	January 6	$20.09	March 30
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the three months ended March 31, 2019, for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	February 22	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.93	March 26	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$67.11	February 20	$49.82	January 2
NYMEX Crude oil (dollars per barrel)	$60.14	March 29	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)

We saw an extreme drop in March of 2020, in each of the benchmark commodities we track compared to the same period in 2019. The extreme drop in market prices was a result of COVID-19 which led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in response to efforts to control the spread of COVID-19, such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020 and global storage considerations. Moving forward in 2020 we anticipate that our results of operations will continue to be significantly impacted by the price of, and demand for oil, COVID-19 and the global response thereto.

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

We had total assets of $125,525,647 as of March 31, 2020, compared to $120,759,919 at December 31, 2019. The increase was mainly due to the generation of additional liquidity from the closing of the Tensile transaction relating to Heartland SPV as discussed above, during the three months ended March 31, 2020.

We had total current liabilities of $15,382,926 as of March 31, 2020, compared to $24,797,299 at December 31, 2019. We had total liabilities of $50,679,063 as of March 31, 2020, compared to total liabilities of $69,511,546 as of December 31, 2019. The decrease in current liabilities and total liabilities was mainly in connection with the generation of additional liquidity from the closing of the Heartland SPV transaction during the three months ended March 31, 2020.

We had working capital of $18,374,260 as of March 31, 2020, compared to working capital of $2,609,609 as of December 31, 2019. The increase in working capital from December 31, 2019 to March 31, 2020 is mainly due to the generation of additional liquidity from the closing of the Heartland SPV transaction during the three months ended March 31, 2020.

The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations, approximately $9.0 million is included in cash as of March 31, 2020, and the remaining balance was used to fund current operations.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur capital expenditures related to new TCEP facilities in the future (provided that none are currently planned).

Given the ongoing COVID-19 pandemic, challenging market conditions and recent market events resulting in industry-wide spending cuts, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we plan to reduce, defer or cancel certain planned capital expenditures and reduce our overall cost structures commensurate with our expected level of activities. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations and service our debt in the near term. A prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty.

The Company's outstanding debt facilities as of March 31, 2020 and December 31, 2019 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2021	$20,000,000	$6,108,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2021	$10,000,000	—	3,276,230
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	523,098	551,260
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	241,645	264,014
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	9,753	12,341
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	291,293	1,165,172
Total					7,173,789	18,602,017
Deferred finance costs, net					—	(47,826)
Total, net of deferred finance costs					$7,173,789	$18,554,191

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$5,208,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	—	—	—	—	—	—
Well Fargo Equipment Lease- Ohio	116,031	122,458	128,908	135,698	20,003	—
Tetra Capital Lease	93,336	99,832	48,477	—	—	—
Well Fargo Equipment Lease- VRM LA	9,753	—	—	—	—	—
Various institutions	291,293	—	—	—	—	—
Totals	1,410,413	5,430,290	177,385	135,698	20,003	—
Deferred finance costs, net	—	—	—	—	—	—
Totals, net of deferred finance costs	$1,410,413	$5,430,290	$177,385	$135,698	$20,003	$—

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

We will also need additional capital in the future to redeem our Series B Preferred Stock and Series B1 Preferred Stock, which has a required redemption date of June 24, 2020, provided that, as discussed above under “Part I” - “Item 1A. Risk Factors” - “We do not anticipate redeeming our Series B and B1 Preferred Stock on June 24, 2020, notwithstanding the fact that our Series B and B1 Preferred Stock is required to be redeemed on June 24, 2020, subject to the terms of the Certificate of Designations of such Preferred Stock and applicable law, and the dividend rate of such Preferred Stock increases to 10% per annum in the event the Company is unable to complete such redemptions.”, we do not anticipate being contractually, or legally, able to redeem such stock on such date, and further do not anticipate having sufficient cash on hand to complete such redemption on such date, or in the near term. In the event such preferred stock is not redeemed on June 24, 2020, the preferred stock will accrue a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.

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

Cash flows for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Beginning cash, cash equivalents and restricted cash	$4,199,825	$2,849,831
Net cash provided by (used in):
Operating activities	3,115,008	(1,976,880)
Investing activities	(491,409)	(764,897)
Financing activities	9,571,772	1,668,754
Net increase (decrease) in cash, cash equivalents and restricted cash	12,195,371	(1,073,023)
Ending cash, cash equivalents and restricted cash	$16,395,196	$1,776,808

Net cash provided by operating activities was $3,115,008 for the three months ended March 31, 2020, as compared to net cash used in operating activities of $1,976,880 during the corresponding period in 2019. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the increase in cash provided by operating activities for the three month period ended March 31, 2020, compared to the same period in 2019, was the fluctuation in market and commodity prices during the three months ended March 31, 2020.

Investing activities used cash of $491,409 for the three months ended March 31, 2020, as compared to having used $764,897 of cash during the corresponding period in 2019, due mainly to the purchase of fixed assets.

Financing activities provided cash of $9,571,772 for the three months ended March 31, 2020, as compared to providing cash of $1,668,754 during the corresponding period in 2019. Financing activities for the three months ended March 31, 2020 were comprised of contributions from the Tensile transaction of $21.0 million, offset by approximately $8.1 million used to pay down our long-term debt, and $3.3 million of payments on our line of credit. Financing activities for the three months ended March 31, 2019 were comprised of note proceeds of approximately $0.2 million, offset by approximately $1.0 million used to pay down our long-term debt, and $2.5 million of proceeds on our line of credit.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2020.
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

Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and the Series B1 Preferred Stock requires the Company to redeem such preferred stock on the same date as the Series B Preferred Stock, in the event such redemptions are allowed pursuant to the Company’s senior credit facilities and applicable law. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
Redeemable Noncontrolling Interest

As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying March 31, 2020 and December 31, 2019 consolidated balance sheets (provided that the Heartland SPV interest was not outstanding until January 2020). If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Variable Interest Entities
The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, (2) as a group, (the holders of the equity investment at risk), do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impacts the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”
The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

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

At March 31, 2020, the Company had approximately $5.2 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.58% at March 31, 2020) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2019), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weakness

We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, and others that may be implemented, will remediate this material weakness. However, this material weakness will not be considered formally remediated until controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We expect this to occur by the end of fiscal 2020.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 4, 2020 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “The price of oil and fluctuations in oil prices may have a negative effect on our results of operations.” from the Form 10-K is replaced and superseded by the following:

The price of oil and fluctuations in oil prices may have a negative effect on our results of operations.

The majority of our operations are associated with collecting used oil, re-refining or otherwise processing a portion of such used oil and then selling both such re-refined/processed oil and the excess feedstock oil which we do not currently have the capacity to re-refine, to other customers. The prices at which we sell our re-refined/processed oil and extra feedstock are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined/processed oil and excess feedstock. The price at which we sell our re-refined/processed oil and excess feedstock is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our re-refined/processed oil and excess feedstock. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes as well as the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined/processed oil and excess feedstock and the costs to collect and re-refine/processed used oil typically increase and decrease together, there is no assurance that when our costs to collect and re-refine/process used oil increase we will be able to increase the prices we charge for our re-refined/processed oil excess feedstock to cover such increased costs, or that our costs to collect and re-refine/process used oil will decline when the prices we can charge for re-refined/processed oil declines. These risks are exacerbated when there are rapid fluctuations in these oil indices and when there is lower pricing due to decreased demand, which have both occurred recently as a result of the economic uncertainty caused by the COVID-19 outbreak. These risks are also greater when there is an increased supply of oil from the Organization of the Petroleum Exporting Countries (OPEC), which has also recently occurred.

In addition to the above, the value of re-refined and processed used oil is usually greater the more expensive oil is. As the price of oil decreases so does the spread between re-refined/processed used oil and refined oil and extremely low oil prices, such as those which we are currently experiencing, customers will often be willing to pay the slightly higher cost of refined oil rather than paying for re-refined/processed oil. Furthermore, as the price of oil decreases, the price we can charge for re-refined/processed oil decreases, and while in general the cost of our feedstocks decreases, the prices required to process such feedstock and operate our plans remain fixed. As such, in the event the price of oil remains low and we are not able to increase the prices we charge for re-refined/processed oil, our margins will likely decrease and it may not become economically feasible to continue to operate our facilities. In the event that were to occur, we may be forced to shut down our facilities.

The occurrence of any of the events described above could have a material adverse effect on our results of operations and could in turn cause the value of our securities to decline.

The risk factor entitled “Our TCEP only makes commercial sense when the market price for oil is high.”, from the Form 10-K is replaced and superseded by the following:

Our TCEP only makes commercial sense when the market price for oil is high.

From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, from the fourth quarter of 2019 to the first quarter of 2020, we once again used TCEP for the purpose of producing finished cutterstock. Beginning in the first quarter of 2020, with declining oil prices, such use of TCEP for its originally intended purpose became non-economical. When oil prices are low (such as they are now) we anticipate using TCEP only to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero,

Louisiana, versus for its original intended purpose, producing finished cutterstock. This is because when oil prices are low, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. If oil prices continue to remain low in the future it may be inefficient to operate TCEP to re-refine oil, which may have a negative effect on our cash flows and results of operations.

The risk factor entitled “Worsening economic conditions and trends and downturns in the business cycles of the industries we serve and which provide services to us would impact our business and operating results.”, from the Form 10-K is replaced and superseded by the following:

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

In addition to our customers, the suppliers of our feedstock may also be affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of prior sharp downturns in the price of oil (used and otherwise) in 2015-16 saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general, including those which we are currently experiencing, will likely create a decrease in the supply of feedstock, prevent us from maintaining our required levels of output and/or force us to seek additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations. We anticipate the above being exacerbated the further the uncertainty regarding the COVID-19 outbreak continues.

The risk factor entitled “Disruptions in the supply of feedstock and/or increases in the cost of feedstock could have an adverse effect on our business.”, from the Form 10-K is replaced and superseded by the following:

Disruptions in the supply of feedstock and/or increases in the cost of feedstock could have an adverse effect on our business.

We depend on the continuing availability of raw materials, including feedstock, to remain in production. Additionally, we depend on the price of such raw materials, including feedstock being reasonable to us in relation to the prices we are able to receive for our final products. A serious disruption in supply of feedstock, such as we are currently experiencing, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at our plants and which are available to be processed by our third-party processors. Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition.

The risk factor entitled “Our reliance on small business customers causes us to be subject to the trends and downturns that impact small businesses, which could adversely affect our business.”, from the Form 10-K is replaced and superseded by the following:

Our reliance on small business customers causes us to be subject to the trends and downturns that impact small businesses, which could adversely affect our business.

Our feedstock customer base is primarily composed of small businesses in the vehicle repair and manufacturing industries. The high concentration of our feedstock customers that are small businesses exposes us to significant risk.  Small businesses start, close, relocate, and are acquired and sold frequently. In addition, small businesses are often impacted more significantly by economic recessions when compared to larger businesses. As a result, we must continually identify new feedstock customers and expand our business with existing feedstock customers in order to sustain our growth and feedstock supply. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business. We have also seen that our suppliers have been significantly impacted, both in their ability to operate, and the amount of feedstock they produce, due to the governmental responses to COVID-19 including stay-at-home orders and the reduced demand for their services relating thereto.

The risk factor entitled “The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements.”, from the Form 10-K is replaced and superseded by the following:

The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements.

Our debt agreements limit, among other things, our ability to:

•incur or guarantee additional indebtedness;
•create liens;
•make payments to junior creditors;
•make investments;
•sell material assets;
•affect fundamental changes in our structure;
•make certain acquisitions;
•sell interest in our subsidiaries;
•consolidate or merge with or into other companies or transfer all or substantially all of our assets;
•redeem or repurchase shares of our stock, including our outstanding Series B and B1 Preferred Stock; and
•engage in transaction with affiliates.

Our credit agreements contain customary representations, warranties and requirements for the Company to indemnify the lenders and their affiliates. Our credit agreements also include various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in such credit agreements, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the credit agreements are in place, and requiring us to maintain at least $2.0 million of borrowing availability under our revolving credit agreement at any time.

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

A prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and current global and market conditions have increased the potential for that difficulty.

The following are new risk factors which supplement the risk factors included in the Form 10-K:

Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises will negatively impact our business and results of operations.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. For example, beginning in December 2019 and continuing through the date of this filing, the outbreak of the COVID-19 coronavirus has resulted in decreased production in China and other countries around the world, as well as decreased demand for products and materials in general, and has consequently led to a decrease in global shipping. Furthermore, risks associated with the potential spread of the new strain of coronavirus has resulted in additional declines in shipping volumes with ships from oil tankers to container lines being turned away from ports, or held in quarantine, due to the fear of spreading the virus. The shipping segment has suffered even more as factories have been shut down across the world and travel restrictions have been put in place to control the spread of the coronavirus outbreak. It is anticipated that the diminished demand for transported goods as a result of such slowdown and shutdowns will continue to weigh on the shipping industry for months ahead.

Similarly, the recent economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, have significantly reduced the demand for, and price of oil (which recently reached all-time lows) and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders, has reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks.

Currently, we are experiencing reductions to, and interruptions in, our ability to obtain and transport feedstock and in the demand for our finished products.

A public health pandemic, including COVID-19, poses the risk that the Company or its affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent the Company from accessing or operating its facilities, delivering products or continuing to obtain feedstocks. While a substantial portion of the Company’s businesses has been classified as an essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that the Company’s businesses will be classified as essential in each of the jurisdictions in which it operates.

It is also possible that the current outbreak or continued spread of COVID-19 will cause a global recession.

Additionally, certain of the Company’s employees have been working from home, either to avoid the risk of catching the COVID-19 coronavirus, or due to stay-at-home orders issued by local governments where they live or work, and as a result, productivity may drop, which could impact revenues and profitability.

While the overall impact of the COVID-19 coronavirus on our results of operations at this point is uncertain, we anticipate that the factors discussed above and others, will have a negative effect on our results of operations for the first quarter of 2020, second quarter of 2020 and the 2020 year or beyond depending on how long the global slowdown associated with the virus and its after effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

We are not in compliance with the minimum bid price requirement of the Nasdaq Capital Market.

On April 22, 2020, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement.

However, given the unprecedented turmoil in U.S. and world financial markets over the last few weeks, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days (beginning after the end of the tolling period, which ends on July 1, 2020), or until December 28, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by December 28, 2020, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

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

We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan.

On May 5, 2020, we received a $4.222 million loan (the “PPP Loan”) from Texas Citizens Bank, NA (the “PPP Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (the “PPP Note”), dated effective April 28, 2020, issued by the Company to the PPP Lender. The PPP Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of such PPP Loan funds are used for payroll). The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the respective PPP Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full.  With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the PPP Lender or other creditors. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value our common stock to decline in value. Separately, we face risks associated with the fact that the Treasury Department and a House oversight subcommittee has recently requested that certain large public companies return prior PPP Loans which have been obtained by such public companies and Treasury Secretary Steven Mnuchin has warned that public companies receiving loans over $2 million would be audited and could have potential criminal liability if their certifications (required to obtain such loans) were untrue. As a result, we could face penalties in connection with the PPP Loan and/or negative reactions from the public associated with our PPP Loan, either of which could cause the value of our common stock to decline in value.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, or a Current Report on Form 8-K, except as set forth below:

For the period from January 1, 2020 to March 31, 2020, a total of approximately $180,591 of dividends accrued on our outstanding Series B Preferred Stock and for the period from January 1, 2020 to March 31, 2020, a total of approximately $163,908 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 58,255 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2020 and the issuance of 105,069 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2020. The maximum number of shares of common stock issuable upon conversion of the 58,255 shares of Series B Preferred Stock issued in lieu of March 31, 2020 dividends, if converted in full, would total 58,255 shares of common stock and the maximum number of shares of common stock issuable upon conversion of the 105,069 shares of Series B1 Preferred Stock issued in lieu of March 31, 2020 dividends, if converted in full, would total 105,069 shares of common stock.

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

As a result of the issuances described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 419,859 shares of common stock; 3,941,704 outstanding shares of Series B Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 3,971,704 shares of common stock; and 7,109,305 outstanding shares of Series B1 Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 7,109,305 shares of common stock.

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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1(+)	Share Purchase and Subscription Agreement dated January 17, 2020, by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.1	1/24/2020	001-11476
10.1	Joint Supply and Marketing Agreement dated January 10, 2020, by and between Bunker One (USA) Inc. and Vertex Energy Operating, LLC		8-K	10.1	1/13/2020	001-11476
10.2	Limited Liability Company Agreement of HPRM LLC dated January 17, 2020		8-K	10.2	2/13/2020	001-11476
10.3	Fourth Amendment to Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.1	4/24/2020	001-11476
10.4	Fourth Amendment to ABL Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.2	4/24/2020	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

VERTEX ENERGY, INC.

Date: May 13, 2020	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)