Form 10-Q
period 2020-06-30
Vertex Energy Inc.
filed 2020-08-11
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2020

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

1331 Gemini Street, Suite 250 77058
Houston, Texas
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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 45,554,841 shares of common stock are issued and outstanding as of August 10, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$17,754,312	$4,099,655
Restricted cash	100,125	100,170
Accounts receivable, net	9,163,208	12,138,078
Federal income tax receivable	—	68,606
Inventory	3,812,752	6,547,479
Prepaid expenses and other current assets	2,499,104	4,452,920
Total current assets	33,329,501	27,406,908

Noncurrent assets
Fixed assets, at cost	70,977,927	69,469,548
Less accumulated depreciation	(26,992,136)	(24,708,151)
Fixed assets, net	43,985,791	44,761,397
Finance lease right-of-use assets	1,613,661	851,570
Operating lease right-of use assets	34,739,105	35,586,885
Intangible assets, net	10,363,179	11,243,800
Deferred income taxes	—	68,605
Other assets	1,219,301	840,754
TOTAL ASSETS	$125,250,538	$120,759,919

	June 30, 2020	December 31, 2019
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$8,373,449	$7,620,098
Accrued expenses	2,950,439	5,016,132
Dividends payable	360,203	389,176
Finance lease liability-current	450,835	217,164
Operating lease liability-current	6,004,500	5,885,304
Current portion of long-term debt, net of unamortized finance costs	2,814,306	2,017,345
Derivative commodity liability	538,297	375,850
Revolving note	—	3,276,230
Total current liabilities	21,492,029	24,797,299
Long-term liabilities
Long-term debt, net of unamortized finance costs	7,440,308	12,433,000
Finance lease liability-long-term	1,103,231	610,450
Operating lease liability-long-term	28,734,605	29,701,581
Derivative warrant liability	381,434	1,969,216
Total liabilities	59,151,607	69,511,546

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,941,704 and 3,826,055 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively with a liquidation preference of $12,219,282 and $11,860,771 at June 30, 2020 and December 31, 2019, respectively.	12,219,282	11,006,406

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 7,109,305 and 9,028,085 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively with a liquidation preference of $11,090,516 and $14,083,813 at June 30, 2020 and December 31, 2019, respectively.	10,366,624	12,743,047

Redeemable non-controlling interest	28,334,401	4,396,894
Total Temporary Equity	50,920,307	28,146,347
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 shares issued and outstanding at June 30, 2020 and December 31, 2019, with a liquidation preference of $625,590 at June 30, 2020 and December 31, 2019.	420	420

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, no shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 45,554,841 and 43,395,563 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	45,555	43,396
Additional paid-in capital	94,233,371	81,527,351
Accumulated deficit	(79,979,484)	(59,246,514)
Total Vertex Energy, Inc. stockholders' equity	14,299,862	22,324,653
Non-controlling interest	878,762	777,373
Total Equity	15,178,624	23,102,026
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$125,250,538	$120,759,919

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$21,374,127	$43,657,292	$57,577,556	$82,978,004
Cost of revenues (exclusive of depreciation and amortization shown separately below)	22,197,805	36,515,421	49,034,659	71,359,770
Gross profit (loss)	(823,678)	7,141,871	8,542,897	11,618,234

Operating expenses:
Selling, general and administrative expenses	6,030,560	6,028,859	12,731,078	11,376,600
Depreciation and amortization	1,713,461	1,780,890	3,348,008	3,517,903
Total operating expenses	7,744,021	7,809,749	16,079,086	14,894,503
Loss from operations	(8,567,699)	(667,878)	(7,536,189)	(3,276,269)
Other income (expense):
Other income	20	1,918	100	1,918
Gain on sale of assets	12,344	29,150	12,344	31,443
Gain (loss) on change in value of derivative warrant liability	(110,965)	746,017	1,587,782	(959,077)
Interest expense	(222,173)	(738,972)	(562,259)	(1,496,775)
Total other income (expense)	(320,774)	38,113	1,037,967	(2,422,491)
Loss before income tax	(8,888,473)	(629,765)	(6,498,222)	(5,698,760)
Income tax benefit (expense)	—	—	—	—
Net loss	(8,888,473)	(629,765)	(6,498,222)	(5,698,760)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	109,165	(202,329)	(289,444)	(307,760)
Net loss attributable to Vertex Energy, Inc.	(8,997,638)	(427,436)	(6,208,778)	(5,391,000)

Accretion of redeemable noncontrolling interest to redemption value	(1,381,889)	—	(12,348,238)	—
Accretion of discount on Series B and B1 Preferred Stock	(539,235)	(532,925)	(1,471,238)	(1,093,600)
Dividends on Series B and B1 Preferred Stock	(360,217)	(412,875)	(704,716)	(819,670)
Net loss available to common shareholders	$(11,278,979)	$(1,373,236)	$(20,732,970)	$(7,304,270)
Loss per common share
Basic	$(0.25)	$(0.03)	$(0.46)	$(0.18)
Diluted	$(0.25)	$(0.03)	$(0.46)	$(0.18)
Shares used in computing earnings per share
Basic	45,554,841	40,294,870	45,463,600	40,245,671
Diluted	45,554,841	40,294,870	45,463,600	40,245,671

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

Six Months Ended June 30, 2020
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2020	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Adjustment of carrying mount of non-controlling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Share based compensation expense	—	—	—	—	—	—	163,269	—	—	163,269
Conversion of Series B1 Preferred stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Dividends on Series B and B1	—	—	—	—	—	—	—	(344,499)	—	(344,499)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(932,003)	—	(932,003)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(10,966,349)	—	(10,966,349)
Net income	—	—	—	—	—	—	—	2,788,860	119,268	2,908,128
Balance on March 31, 2020	45,554,841	$45,555	419,859	$420	$—	$—	$94,076,832	$(68,700,505)	$896,641	$26,318,943
Share based compensation expense	—	—	—	—	—	—	156,539	—	—	156,539
Dividends on Series B and B1	—	—	—	—	—	—	—	(360,217)	—	(360,217)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(539,235)	—	(539,235)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,381,889)	—	(1,381,889)
Net loss	—	—	—	—	—	—	—	(8,997,638)	(17,879)	(9,015,517)
Balance on June 30, 2020	45,554,841	$45,555	419,859	$420	$—	$—	$94,233,371	$(79,979,484)	$878,762	$15,178,624

Six Months Ended June 30, 2019
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2019	40,174,821	$40,175	419,859	$420	—	$—	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Share based compensation expense	—	—	—	—	—	—	143,063	—	—	143,063
Conversion of Series B1 Preferred stock to common	96,160	96	—	—	—	—	149,914	—	—	150,010
Dividends on Series B and B1	—	—	—	—	—	—	—	(406,795)	—	(406,795)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(560,675)	—	(560,675)
Net loss	—	—	—	—	—	—	—	(4,963,564)	(105,431)	(5,068,995)
Balance on March 31, 2019	40,270,981	$40,271	419,859	$420	—	$—	$75,424,099	$(53,731,920)	$1,332,782	$23,065,652
Exercise of options to common	75,925	76	—	—	—	—	4,424	—	—	4,500
Share based compensation expense	—	—	—	—	—	—	171,002	—	—	171,002
Distribution to noncontrolling	—	—	—	—	—	—	—	—	(285,534)	(285,534)
Dividends on Series B and B1	—	—	—	—	—	—	—	(412,875)	—	(412,875)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(532,925)	—	(532,925)
Net income	—	—	—	—	—	—	—	(427,436)	(202,329)	(629,765)
Balance on June 30, 2019	40,346,906	$40,347	419,859	$420	—	$—	$75,599,525	$(55,105,156)	$844,919	$21,380,055

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net loss	$(6,498,222)	$(5,698,760)
Adjustments to reconcile net loss to cash provided by operating activities
Stock based compensation expense	319,809	314,065
Depreciation and amortization	3,348,008	3,517,903
Gain on sale of assets	(12,344)	(31,443)
Contingent consideration reduction	—	(15,564)
Bad debt and reduction in allowance for bad debt	65,443	(360,926)
(Decrease) increase in fair value of derivative warrant liability	(1,587,782)	959,077
(Gain) loss on commodity derivative contracts	(4,484,798)	1,069,778
Net cash settlements on commodity derivatives	4,781,183	(967,708)
Amortization of debt discount and deferred costs	47,826	286,954
Changes in operating assets and liabilities
Accounts receivable	4,986,003	(2,111,591)
Inventory	3,711,239	2,338,814
Prepaid expenses	1,834,361	1,948,771
Accounts payable	(269,740)	(518,050)
Accrued expenses	(2,150,272)	(187,349)
Other assets	(378,547)	—
Net cash provided by operating activities	3,712,167	543,971
Cash flows from investing activities
Acquisition	(1,822,690)	—
Internally developed software	(49,229)	—
Purchase of fixed assets	(1,526,379)	(2,419,599)
Proceeds from sale of fixed assets	22,844	86,846
Net cash used in investing activities	(3,375,454)	(2,332,753)
Cash flows from financing activities
Payments on finance leases	(162,312)	(61,638)
Proceeds from exercise of stock options	—	4,500
Distribution VRM LA	—	(285,534)
Contributions received from redeemable noncontrolling interest	21,000,000	—
Line of credit (payments) proceeds, net	(3,276,230)	1,235,251
Proceeds from note payable (includes proceeds from PPP note)	4,374,643	187,501
Payments on note payable	(8,618,202)	(1,542,903)
Net cash provided by (used in) financing activities	13,317,899	(462,823)
Net change in cash, cash equivalents and restricted cash	13,654,612	(2,251,605)
Cash, cash equivalents, and restricted cash at beginning of the period	4,199,825	2,849,831
Cash, cash equivalents, and restricted cash at end of period	$17,854,437	$598,226

SUPPLEMENTAL INFORMATION
Cash paid for interest	$562,259	$1,221,363
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B1 Preferred Stock into common stock	$3,368,474	$150,010
Accretion of discount on Series B and B1 Preferred Stock	$1,471,238	$1,093,600
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$704,716	$819,670
Equipment acquired under finance leases	$888,764	$621,000
Initial adjustment of carrying amount redeemable noncontrolling interest	$9,091,068	$—
Accretion of redeemable noncontrolling interest to redemption value	$12,348,238	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding such ‘stay-at-home’ orders, to date, our operations have for the most part been deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. While global gross domestic product (GDP) growth was impacted by COVID-19 during the first half of 2020, we expect GDP to continue to decline globally in the third and fourth quarters of 2020 and for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020 and 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the amount of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

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

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$17,754,312	$498,219
Restricted cash	100,125	100,007
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$17,854,437	$598,226

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2020. During the three months ended June 30, 2020, the Company considered the effects of COVID-19 and evolving changes in demand and pricing for oil, and prepared an impairment assessment. The Company concluded that the carrying amount of the long-lived assets are recoverable, and the Company will continue to evaluate the impact of macroeconomic conditions including, but not limited to, the impact of the COVID-19 pandemic on the Company, customers and the greater economy, as well as the impact on trends of oil demand.

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
Redeemable Noncontrolling Interests

As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland

SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating , LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying June 30, 2020 and December 31, 2019 consolidated balance sheets (provided that the Heartland SPV interest was not outstanding until January 2020). If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
The Company consolidates the results of any such entity in which it determines that it has a controlling financial interest. The Company has a “controlling financial interest” in such an entity if the Company has both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2020 and 2019 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	38%	7%	31%	20%
Customer 2	12%	16%	7%	14%
Customer 3	3%	—%	11%	8%
Customer 4	2%	2%	4%	10%
Customer 5	—%	—%	17%	—%

For each of the six months ended June 30, 2020 and 2019, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	53%	—%	—%	36%	—%	—%
Customer 2	17%	—%	—%	8%	—%	—%
Customer 3	4%	—%	—%	12%	—%	—%
Customer 4	2%	—%	—%	4%	—%	—%
Customer 5	—%	—%	—%	20%	—%	—%

The Company had one and no vendors that represented 10% of total purchases or payables for the six months ended June 30, 2020 and 2019, respectively.

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

Throughout the first quarter of 2020, the industry experienced multiple issues which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. While global gross domestic product (GDP) growth was impacted by COVID-19 during the first half of 2020, we expect GDP to decline globally in the third and fourth quarters of 2020 and continuing into 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020. Our goal through this downturn is to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

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

Related Parties
From time to time, the Company consults with a related party law firm. During the six months ended June 30, 2020 and 2019, we paid $30,061 and $49,766, respectively, to such law firm for services rendered.
NOTE 4. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$6,167,062	$—	$—	$6,167,062
Southern United States	5,376,073	6,297,328	3,533,664	15,207,065
	$11,543,135	$6,297,328	$3,533,664	$21,374,127
Sources of Revenue
Petroleum products	$11,543,135	$6,297,328	$553,783	$18,394,246
Metals	—	—	2,979,881	2,979,881
Total revenues	$11,543,135	$6,297,328	$3,533,664	$21,374,127

	Six Months Ended June 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$15,725,631	$—	$—	$15,725,631
Southern United States	25,348,876	8,807,921	7,695,128	41,851,925
	$41,074,507	$8,807,921	$7,695,128	$57,577,556
Sources of Revenue
Petroleum products	$41,074,507	$8,807,921	$1,306,564	$51,188,992
Metals	—	—	6,388,564	6,388,564
Total revenues	$41,074,507	$8,807,921	$7,695,128	$57,577,556

	Three Months Ended June 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$9,880,565	$—	$—	$9,880,565
Southern United States	28,027,246	3,277,402	2,472,079	33,776,727
	$37,907,811	$3,277,402	$2,472,079	$43,657,292
Sources of Revenue
Petroleum products	$37,907,811	$3,277,402	$642,596	$41,827,809
Metals	—	—	1,829,483	1,829,483
Total revenues	$37,907,811	$3,277,402	$2,472,079	$43,657,292

	Six Months Ended June 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$19,204,348	$—	$—	$19,204,348
Southern United States	51,518,650	6,136,023	6,118,983	63,773,656
	$70,722,998	$6,136,023	$6,118,983	$82,978,004
Sources of Revenue
Petroleum products	$70,722,998	$6,136,023	$1,854,113	$78,713,134
Metals	—	—	4,264,870	4,264,870
Total revenues	$70,722,998	$6,136,023	$6,118,983	$82,978,004

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts receivable trade	$9,548,277	$12,540,553
Allowance for doubtful accounts	(385,069)	(402,475)
Accounts receivable trade, net	$9,163,208	$12,138,078

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT

On April 24, 2020, (a) Encina Business Credit, LLC (“EBC”) and the lenders under our Revolving Credit Agreement with EBC (the “EBC Lenders”), and Vertex Operating, entered into a Fourth Amendment and Limited Waiver to Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the EBC Credit Agreement; and (b) the EBC Lenders and Vertex Operating entered into a Fourth Amendment and Limited Waiver to ABL Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the Revolving Credit Agreement (collectively, the “Waivers”). The Waivers amended the credit agreements to extend the due date of amounts owed thereunder from February 1, 2021 to February 1, 2022. This was considered a debt extinguishment per ASC 470-50; however, this results in no gain or loss recognition in earnings on the consolidated statements of operations at June 30, 2020.

Loan Agreements

On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.222 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020, following an initial deferral period as specified under the PPP. Under the terms of the PPP, the entire amount may be forgiven to the extent loan proceeds are used for qualifying expenses. As of the date of this report, the Company has used the PPP funds for qualifying expenses.

On May 27, 2020, the Company entered into a loan contract security agreement with John Deere to finance $152,643 to purchase equipment. The Note matures on June 27, 2024, and bears interest at a rate of 2.45% per annum, payable monthly commencing on June 27, 2020. The payment of the note is secured by the equipment purchased.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $0 at June 30, 2020 and $1,165,172 at December 31, 2019.

Finance Leases

On April 2, 2020, the Company obtained one finance lease. Payments are $9,322 per month for three years and the amount of the finance lease obligation has been reduced to $313,272 at June 30, 2020.

On May 22, 2020, the Company obtained one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation has been reduced to $520,191 at June 30, 2020.

The Company's outstanding debt facilities as of June 30, 2020 and December 31, 2019 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,883,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	3,276,230
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	494,573	551,260
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$337,155	313,272	—
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	520,191	—
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	149,613	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	218,896	264,014
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	7,135	12,341
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	—
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	—	1,165,172
Total					11,808,680	18,602,017
Deferred finance costs, net					—	(47,826)
Total, net of deferred finance costs					$11,808,680	$18,554,191

Future contractual maturities of notes payable as of June 30, 2020 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$4,983,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	—	—	—	—	—	—
John Deere Note	36,845	37,759	38,695	36,313	—	—
Well Fargo Equipment Lease- Ohio	117,834	124,039	130,574	122,127	—	—
AVT Equipment Lease-Ohio	88,689	96,512	128,071	—	—	—
AVT Equipment Lease-HH	142,258	154,805	223,128	—	—	—
Tetra Capital Lease	94,920	123,976	—	—	—	—
Well Fargo Equipment Lease- VRM LA	7,135	—	—	—	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Various institutions	—	—	—	—	—	—
Totals	$3,265,142	$7,864,630	$520,468	$158,440	$—	$—

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019 excludes: 1) options to purchase 5,104,288 and 3,878,632 shares, respectively, of common stock, 2) warrants to purchase 8,633,188 and 7,353,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,941,704 and 3,713,794 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 7,109,305 and 10,264,001 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock as of June 30, 2020 and 2019.

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2020, there were 45,554,841 common shares issued and outstanding.

During the six months ended June 30, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversions of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

During the six months ended June 30, 2019, the Company issued 96,160 shares of common stock in connection with the conversion of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 75,925 shares of common stock in connection with the exercise of options.

Stock Option Agreements

On June 19, 2020, the Board of Directors approved the grant to three employees and one officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer) of options to purchase an aggregate of 416,885 and 269,153 shares of common stock, respectively, at an exercise price of $0.78 and $0.86 per share, respectively, with a ten year and five year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2019 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $355,404 and will amortize $7,404 per month starting in July.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of June 30, 2020 and December 31, 2019, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2020 and December 31, 2019, there were 3,941,704 and 3,826,055 shares of Series B Preferred Stock issued and outstanding, respectively. As of June 30, 2020 and December 31, 2019, there were 7,109,305 and 9,028,085 shares of Series B1 Preferred Stock issued and outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the six months ended June 30, 2020 and 2019:

	2020	2019
Balance at beginning of period	$11,006,406	$8,900,208
Plus: discount accretion	854,364	666,048
Plus: dividends in kind	358,512	337,798
Balance at end of period	$12,219,282	$9,904,054

The Series B Warrants and Series B1 Warrants were revalued at June 30, 2020 and December 31, 2019 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $381,434 and $1,969,216, respectively. At June 30, 2020, the Series B Warrants and Series B1 Warrants were valued at approximately $0 and $381,434, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-100%, risk free interest rate of 0.16% (Series B Warrants) and 0.16% (Series B1 Warrants), and expected term of 0.50 years (Series B Warrants) and 1.50 years (Series B1 Warrants). The Series B Warrants expired at the end of June 30, 2020.
At June 30, 2020 and December 31, 2019, a total of $188,837 and $177,921 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended June 30, 2020 and 2019, we paid dividends in-kind in additional shares of Series B Preferred Stock of $180,591 and $167,642, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrues a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, for the six months ended June 30, 2020 and 2019:

	2020	2019
Balance at beginning of period	$12,743,047	$13,279,755
Less: conversions of shares to common	(3,368,474)	(119,768)
Plus: discount accretion	616,874	472,000
Plus: dividends in kind	375,177	397,310
Balance at end of period	$10,366,624	$14,029,297

As of June 30, 2020 and December 31, 2019, respectively, a total of $171,380 and $211,269 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended June 30, 2020 and 2019, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $163,908 and $235,360, respectively.
The following is an analysis of changes in the derivative liability for the six months ended June 30:

Level Three Roll-Forward
	2020	2019
Balance at beginning of period	$1,969,216	$1,481,692
Change in valuation of warrants	(1,587,782)	959,077
Balance at end of period	$381,434	$2,440,769

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and six months ended June 30, 2020 and 2019 is as follows:

THREE MONTHS ENDED JUNE 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$11,543,135	$6,297,328	$3,533,664	$21,374,127

Loss from operations	$(6,504,341)	$(459,243)	$(1,604,115)	$(8,567,699)

THREE MONTHS ENDED JUNE 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$37,907,811	$3,277,402	$2,472,079	$43,657,292

Income (loss) from operations	$125,851	$(132,408)	$(661,321)	$(667,878)

SIX MONTHS ENDED JUNE 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$41,074,507	$8,807,921	$7,695,128	$57,577,556

Loss from operations	$(3,722,434)	$(1,343,257)	$(2,470,498)	$(7,536,189)

SIX MONTHS ENDED JUNE 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$70,722,998	$6,136,023	$6,118,983	$82,978,004

Loss from operations	$(2,166,354)	$(535,422)	$(574,493)	$(3,276,269)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at June 30, 2020 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $57.3 million as of June 30, 2020 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $6.5 million from January 1, 2020 through June 30, 2020.
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

The mark-to-market effects of these contracts as of June 30, 2020 and December 31, 2019, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of June 30, 2020
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Jun. 2020- Oct. 2020	$50.57	108,000	(538,297)
				$(538,297)

As of December 31, 2019
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2019-Mar. 2020	$40.88	130,000	$539,800
Swap	Dec. 2019-Mar. 2020	$81.19	130,000	(673,428)
Futures	Dec. 2019-Mar. 2020	$84.53	105,000	(242,222)
				$(375,850)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 are presented in the table below.

Balance Sheet Classification	Contract Type	2020	2019

	Crude oil swaps	$—	$(133,628)
	Crude oil futures	(538,297)	(242,222)

Derivative commodity liability		$(538,297)	$(375,850)

For the three months ended June 30, 2020 and 2019, we recognized a $57,016 gain and a $310,011 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues. For the six months ended June 30, 2020 and 2019, we recognized a $4,484,798 gain and a $1,069,778 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 13. LEASES

Finance Leases

Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended June 30, 2020 and 2019 were $73,552 and $38,633, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expenses for the three months ended June 30, 2020 and 2019 were $22,019 and $12,123, respectively, and are included in interest expense on the unaudited consolidated statements of operations. The associated amortization expenses for the six months ended June 30, 2020 and 2019 were $126,673 and $60,704, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expenses for the six months ended June 30, 2020 and 2019 were $32,938 and $17,770, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and six months ended June 30, 2020 and 2019. Total operating lease costs for the three months ended June 30, 2020 and 2019 were $1.5 million and $1.6 million, respectively. Total operating lease costs for the six months ended June 30, 2020 and 2019 were $3.0 million and $3.1 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities was $0.9 million and $1.0 million during the six months ended June 30, 2020 and 2019, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $162,312 and $61,638 during the six months ended June 30, 2020 and 2019, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2020:

June 30, 2020
	Facilities	Equipment	Plant	Railcar	Total
Year 1	$750,108	$161,539	$4,060,417	$1,032,436	$6,004,500
Year 2	496,361	107,723	4,060,417	328,416	4,992,917
Year 3	375,507	—	4,060,417	93,846	4,529,770
Year 4	300,000	—	4,060,417	—	4,360,417
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,225,000	—	31,494,699	—	33,719,699
Total lease payments	$4,446,976	$269,262	$51,796,784	$1,454,698	$57,967,720
Less: interest	(1,573,677)	(13,675)	(21,557,397)	(83,866)	(23,228,615)
Present value of lease liabilities	$2,873,299	$255,587	$30,239,387	$1,370,832	$34,739,105

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2020:

Remaining lease term and discount rate:	June 30, 2020
Weighted average remaining lease terms (years)
Lease facilities	5.78
Lease equipment	1.67
Lease plant	12.76
Lease railcar	1.36
Weighted average discount rate
Lease facilities	9.15%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of June 30, 2020 and 2019.
The purchase options are not expected to have a material impact on the lease obligation. There are several facility and plant leases which have lease renewal options from one to twenty years.
The largest facility lease has an initial term through 2032. That lease does not have an extension option. The two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at January 1, 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement

Amounts received by MG SPV from its direct sale of Class B Units to Tensile-MG may only be used for additional investments in the MG refinery or for day to day operations at the MG refinery. At June 30, 2020, $2.2 million reported as cash and cash equivalents on the balance sheet is restricted to MG refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. The Company did not pay the preferential yield during the three and six months ended June 30, 2020. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the six and months ended June 30, 2020.

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiaries net loss of $82,401 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $519,792 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of June 30, 2020 of $4,905,456. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of June 30, 2020.

June 30, 2020
Beginning balance	$4,396,894
Net loss attributable to redeemable non-controlling interest	(82,401)
Change in ownership	71,171
Accretion of non-controlling interest to redemption value	519,792
Ending balance	$4,905,456

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

Concurrently with the closing of the transactions described above, and pursuant to the terms of the Heartland Share Purchase, the Company, through Vertex Operating, purchased 1,000 newly issued Class A Units from MG SPV at a cost of $1,000 per unit ($1 million in aggregate). As a result of this transaction, MG SPV is owned 85.00% by Vertex Operating and 15.00% by Tensile-MG.

The Heartland Share Purchase provides Tensile-Heartland an option, exercisable at its election, at any time, subject to the terms of the Heartland Share Purchase, to purchase up to an additional 7,000 Class A-2 Preferred Units at a cost of $1,000 per Class A-2 Preferred Unit from Heartland SPV.

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
The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2020:

June 30, 2020
Cash and cash equivalents	$8,407,926
Accounts receivable, net	3,031,746
Inventory	457,119
Prepaid expense and other current assets	439,702
Total current assets	12,336,493

Fixed assets, net	5,719,408
Finance lease right-of-use assets	1,050,973
Operating lease right-of-use assets	437,716
Intangible assets, net	1,190,080
Other assets	108,643
Total assets	$20,843,313

Accounts payable	$1,247,601
Accrued expenses	288,694
Finance lease liability-current	301,443
Operating lease liability-current	285,837
Total current liabilities	2,123,575

Finance lease liability-long term	725,298
Operating lease liability-long term	151,879
Total liabilities	$3,000,752

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiaries net loss of $308,432 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $11,828,445 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of June 30, 2020 of $23,428,945. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of June 30, 2020.

June 30, 2020
Beginning balance	$—
Initial adjustment of carrying amount of non-controlling interest	11,908,932
Net loss attributable to redeemable non-controlling interest	(308,432)
Accretion of non-controlling interest to redemption value	11,828,445
Ending balance	$23,428,945

The amounts of accretion of redeemable noncontrolling interest to redemption value of $1,381,889 and $12,348,238 presented on the consolidated statements of operations represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the three and six months ended June 30, 2020, respectively.

NOTE 15. ACQUISITION

Crystal Energy, LLC

On June 1, 2020, the Company entered into and closed a Member Interest Purchase Agreement with Crystal Energy, LLC ("Crystal") pursuant to which the Company agreed to buy all of the outstanding membership interest of Crystal for aggregate cash consideration of $1,822,690. This resulted in the recognition of $1,939,364 in accounts receivable, $976,512 in inventory, $14,484 in other current assets, and $1,107,670 in current liabilities. Upon the closing of the acquisition, Crystal became a wholly-owned subsidiary of the Company.

Crystal is an Alabama limited liability company that was organized on September 7, 2016, for the purpose of purchasing, storing, selling, and distributing refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. Crystal markets its products to third-party customers, and customers will typically resell these products to retailers, end use consumers, and others. These assets are used in our Refining division.

NOTE 16. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of June 30, 2020, in-kind by way of the issuance of 60,915 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2020 and the issuance of 109,859 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2020. If converted in full, the 60,915 shares of Series B Preferred Stock would convert into 60,915 shares of common stock and the 109,859 shares of Series B1 Preferred Stock would convert into 109,859 shares of common stock.

Fifth Amendment to EBC Credit Agreement

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement. Pursuant to the Fifth Amendment, EBC agreed to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (1.17% at June 30, 2020) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, through maturity. The Fifth Amendment also included provisions providing for either the prime rate or Federal Funds Rate, plus 0.50%, to apply as the interest rate of loans made under the EBC Credit Agreement, in the event LIBOR is unavailable or unable to be used for such interest rate calculations. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company have maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan.

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

•
risks associated with COVID-19, the global efforts to stop the spread of COVID-19, potential downturns in the U.S. and global economies due to COVID-19 and the efforts to stop the spread of the virus, and COVID-19 in general;

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

“IMO 2020” effective January 1, 2020, the International Maritime Organization (IMO) mandated a maximum sulphur content of 0.5% in marine fuels globally;

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding such ‘stay-at-home’ orders, to date, our operations have for the most part been deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first half of 2020, we expect GDP to continue to decline globally in the third and fourth quarters of 2020 and for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020 and 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the amount of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending June 30, 2020, we aggregated approximately 83.1 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 69.7 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process (“TCEP”) and we also utilize third-party processing facilities. TCEP’s original purpose was to re-fine used oil into marine cutterstock; however, in the third quarter of fiscal 2015, that use ceased to be economically accretive, and instead, we operated

TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana from the third quarter of fiscal 2015 to the third quarter of 2019. During the fourth quarter of 2019, the original purpose of TCEP once again became economically viable and at that time we switched to using TCEP to re-fine used oil into marine cutterstock; provided that with the recent decline in oil prices and challenges in obtaining feedstock, we switched back to using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana, beginning in the first quarter of 2020, and continuing through the filing date of this report.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 30 transportation trucks and more than 80 aboveground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. Also, as discussed above under “Description of Business Activities”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock. Due to the recent decline in oil prices and challenges in obtaining feedstock, since the first quarter of 2020, we have used TCEP solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Division
Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value-end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil division. We have a toll-based processing agreement in place with KMTEX to re-refine feedstock streams, under our direction, into various end products that we specify. KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.

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
Gasoline Blendstock
Gasoline blendstock includes Naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes plus. We are not currently processing gasoline blendstocks as the processing margins are not currently economically feasible.

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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with our Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC, Nickco Recycling, Inc., Ygriega Environmental Services, LLC, Specialty Environmental Services and Crystal Energy, LLC acquisitions, described in greater detail in the 2019 Annual Report and herein (as to Crystal).
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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement, entered into on the Heartland Closing Date, Heartland SPV engaged Vertex Operating and the Company to provide administrative/management services and day-to-day operational management services of Heartland SPV in connection with the collection, storage, transportation, transfer, refining, re-refining, distilling, aggregating, processing, blending, sale of used motor oil, used lubricants, wholesale lubricants, recycled fuel oil, or related products and services such as vacuum gas oil, base oil, and asphalt flux, in consideration for a monthly fee. The Administrative Services Agreement has a term continuing until the earlier of (a) the date terminated with the mutual consent of the parties; (b) a liquidation of Heartland SPV; (c) a Heartland Redemption (as defined in Note 14 of the unaudited notes to the consolidated financial statements); (d) the determination of Heartland SPV to terminate following a change of control (as described in the Administrative Services Agreement) of Heartland SPV or the Company; or (e)  written notice from the non-breaching party upon the occurrence of a breach which is not cured within the cure period set forth in the Administrative Services Agreement.

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

Crystal Energy, LLC

On June 1, 2020, the Company entered into and closed a Member Interest Purchase Agreement with Crystal Energy, LLC ("Crystal') pursuant to which the Company agreed to buy the outstanding membership interests of Crystal for aggregate cash consideration of $1,822,690. This resulted in the recognition of $1,939,364 in accounts receivable, $976,512 in inventory, $14,484 in other current assets, and $1,107,670 in current liabilities. Upon the closing of the acquisition, Crystal became a wholly-owned subsidiary of the Company.

Crystal is an Alabama limited liability company that was organized on September 7, 2016, for the purpose of purchasing, storing, selling, and distributing refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. Crystal markets its products to third-party customers, and customers will typically resell these products to retailers, end use consumers, and others. These assets are used in our Refining division.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Set forth below are our results of operations for the three months ended June 30, 2020 as compared to the same period in 2019.

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2020	2019
Revenues	$21,374,127	$43,657,292	$(22,283,165)	(51)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	22,197,805	36,515,421	14,317,616	39%
Gross profit (loss)	(823,678)	7,141,871	(7,965,549)	(112)%

Selling, general and administrative expenses	6,030,560	6,028,859	(1,701)	—%
Depreciation and amortization	1,713,461	1,780,890	67,429	4%
Total operating expenses	7,744,021	7,809,749	65,728	1%

Loss from operations	(8,567,699)	(667,878)	(7,899,821)	(1,183)%

Other income (expense):
Interest income	20	1,918	(1,898)	(99)%
Gain on asset sales	12,344	29,150	(16,806)	(58)%
Gain (loss) on change in value of derivative liability	(110,965)	746,017	(856,982)	(115)%
Interest expense	(222,173)	(738,972)	516,799	70%
Total other income (expense)	(320,774)	38,113	(358,887)	(942)%

Loss before income tax	(8,888,473)	(629,765)	(8,258,708)	(1,311)%

Income tax benefit (expense)	—	—	—	—%

Net Loss	(8,888,473)	(629,765)	(8,258,708)	(1,311)%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	109,165	(202,329)	311,494	154%
Net loss attributable to Vertex Energy, Inc.	$(8,997,638)	$(427,436)	$(8,570,202)	(2,005)%

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

Total revenues decreased by 51% for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to lower commodity prices and decreased volumes at our refineries for the three months ended June 30, 2020, compared to the same period in 2019. Total volume decreased 33% during the three months ended June 30, 2020 compared to the same period in 2019. Volumes were impacted as a result of decreased availability of feedstocks, specifically used motor oil, in the overall marketplace which forced us to reduce production rates at our Heartland facility, as well as our Marrero facility. In addition, our Marrero facility was brought down for an extended turnaround during the three months ended June 30, 2020. Gross profit decreased by 112% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. This decrease was largely a result of decreases in volumes at both our Heartland and Marrero facilities, along with lower commodity prices which had an impact on margins during the period.

We had a gross loss as a percentage of revenues of 3.9% for the three months ended June 30, 2020, compared to gross profit as a percentage of revenues of 16.4% for the three months ended June 30, 2019. The main reason for the decrease was largely due to shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic, which directly impacted the generation of used oil, and caused a dramatic reduction in volumes of feedstock available for use in our refineries.

Additionally, our per barrel margin decreased 117% for the three months ended June 30, 2020, relative to the three months ended June 30, 2019. This decrease was a result of the decreases in our product spreads related to sharp decreases in finished product prices and operating costs at our Gulf Coast operations, during the three months ended June 30, 2020, compared to the same period during 2019. The 39% decrease in cost of revenues for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly a result of the lower production volumes at our Marrero facility during the period, as well as lower operating costs and commodity prices during the period.

Each of our segments’ income (loss) from operations during the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2020	2019
Total revenue	$11,543,135	$37,907,811	$(26,364,676)	(70)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	11,848,334	31,368,939	19,520,605	62%
Gross profit (loss)	(305,199)	6,538,872	(6,844,071)	(105)%
Selling general and administrative expense	4,869,391	5,037,708	168,317	3%
Depreciation and amortization	1,329,751	1,375,313	45,562	3%
Income (loss) from operations	$(6,504,341)	$125,851	$(6,630,192)	(5,268)%

Refining and Marketing Segment
Total revenue	$6,297,328	$3,277,402	$3,019,926	92%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,958,778	2,705,031	(3,253,747)	(120)%
Gross profit	338,550	572,371	(233,821)	(41)%
Selling general and administrative expense	578,027	459,600	(118,427)	(26)%
Depreciation and amortization	219,766	245,179	25,413	10%
Loss from operations	$(459,243)	$(132,408)	$(326,835)	(247)%

Recovery Segment
Total revenue	$3,533,664	$2,472,079	$1,061,585	43%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,390,693	2,441,451	(1,949,242)	(80)%
Gross profit (loss)	(857,029)	30,628	(887,657)	(2,898)%
Selling general and administrative expense	583,142	531,551	(51,591)	(10)%
Depreciation and amortization	163,944	160,398	(3,546)	(2)%
Loss from operations	$(1,604,115)	$(661,321)	$(942,794)	(143)%

Our Black Oil division's volume decreased approximately 45% during the three months ended June 30, 2020, compared to the same period in 2019. This decrease was largely due to shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic, which directly impacted the generation of used oil, which caused a dramatic reduction in volumes of feedstock available for use in our refineries. In addition, we had a turn around at our Marrero facility during the period. The Heartland facility experienced lower demands for finished products during the three months ended June 30, 2020 than 2019. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities decreased 21% during the three months ended June 30, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities. We started to see improvements in our collection volumes at the end of the period.

Overall volumes of product sold decreased 33% for the three months ended June 30, 2020, versus the same period in 2019.

Overall, commodity prices were down for the three months ended June 30, 2020, compared to the same period in 2019. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2020 decreased $36.45 per barrel from a three month average of $61.15 for the three months ended June 30, 2019 to $24.71 per barrel for the three months ended June 30, 2020. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended June 30, 2020 decreased $43.18 per barrel from a three month average of $78.86 for the three months ended June 30, 2019 to $35.67 per barrel for the three months ended June 30, 2020.

Our Refining division includes the business operations of Refining and Marketing, as well as our newly acquired assets from Crystal. With the acquisition of the Crystal assets, we now operate as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. Revenues in the Refining division were up 92% during the three months ended June 30, 2020, as compared to the same period in 2019 mostly as a result of the added business line. Overall volume for the Refining and Marketing division decreased 18% during the three months ended June 30, 2020, as compared to the same period in 2019. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. In addition, volumes were slightly impacted as a result of 'stay-at-home' orders during the period. Our pygas volumes increased 2% for the three months ended June 30, 2020, as compared to the same period in 2019. Our gasoline blendstock and fuel oil cutter volumes decreased 100% for the three months ended June 30, 2020, as compared to the same period in 2019, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acts as Penthol C.V.’s (“Penthol’s”) of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States)'s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States. Revenues for this division increased 43% as a result of an increase in volumes during the three months ended June 30, 2020, compared to the same period in 2019. Volumes were up in our metals division during the three months ended June 30, 2020, compared to the same period during 2019, due to certain one-time projects. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

We had a loss from operations of $8,567,699 for the three months ended June 30, 2020, compared to a loss from operations of $667,878 for the three months ended June 30, 2019, an increase of $7,899,821 or 1,183% from the prior year’s three-month period. The increase in loss was due to the overall economic impact of the "stay-at-home" orders that were imposed as a result of the COVID-19 pandemic and the impact those had on the U.S. economy and the Company. We experienced a decrease in gross profit resulting from a decrease in production at our facilities as noted previously and decreased volumes across our business units during the period, as discussed above, all as a result of decreased supply of feedstocks and decreased demand for finished products, due to COVID-19.

We had interest expense of $222,173 for the three months ended June 30, 2020, compared to interest expense of $738,972 for the three months ended June 30, 2019, a decrease in interest expense of $516,799 or 70% from the prior period, due to having a lower balance owed under our line of credit and term loan along with a lower interest rate on the term debt outstanding during the three months ended June 30, 2020, compared to the prior year’s period. The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations.

We had a $110,965 loss on change in value of derivative liability for the three months ended June 30, 2020, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a gain on change in the value of our derivative liability of $746,017 in the prior year's period. This change was mainly due to the fluctuation in the market price of our common stock and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

We had a net loss of $8,888,473 for the three months ended June 30, 2020, compared to a net loss of $629,765 for the three months ended June 30, 2019, an increase in net loss of $8,258,708 or 1,311% from the prior period, which was a result of the factors described above. The majority of our net loss for the three months ended June 30, 2020, was attributable to the decrease in volumes sold throughout our business lines, and specifically around our Marrero facility.

During the three months ended June 30, 2020 and 2019, the processing costs for our Refining and Marketing division located at KMTEX were $419,818 and $474,134, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Set forth below are our results of operations for the six months ended June 30, 2020 as compared to the same period in 2019.

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2020	2019
Revenues	$57,577,556	$82,978,004	$(25,400,448)	(31)%
Cost of Revenues (exclusive of depreciation shown separately below)	49,034,659	71,359,770	22,325,111	31%
Gross Profit	8,542,897	11,618,234	(3,075,337)	(26)%
Selling, general and administrative expenses	12,731,078	11,376,600	(1,354,478)	(12)%
Depreciation and amortization	3,348,008	3,517,903	169,895	5%
Loss from operations	(7,536,189)	(3,276,269)	(4,259,920)	(130)%
Interest Income	100	1,918	(1,818)	(95)%
Gain on sale of assets	12,344	31,443	(19,099)	(61)%
Gain (loss) on change in value of derivative liability	1,587,782	(959,077)	2,546,859	266%
Interest expense	(562,259)	(1,496,775)	934,516	62%
Total other income (expense)	1,037,967	(2,422,491)	3,460,458	143%
Loss before income taxes	(6,498,222)	(5,698,760)	(799,462)	(14)%
Income tax (expense) benefit	—	—	—	—%
Net loss	(6,498,222)	(5,698,760)	(799,462)	(14)%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	(289,444)	(307,760)	18,316	6%
Net loss attributable to Vertex Energy, Inc.	$(6,208,778)	$(5,391,000)	$(817,778)	(15)%

Each of our segments’ gross profit (loss) during the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2020	2019
Total revenue	$41,074,507	$70,722,998	$(29,648,491)	(42)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31,914,575	60,710,464	28,795,889	47%
Gross profit	9,159,932	10,012,534	(852,602)	(9)%
Selling, general and administrative expense	10,280,614	9,459,534	(821,080)	(9)%
Depreciation and amortization	2,601,752	2,719,354	117,602	4%
Loss from operations	$(3,722,434)	$(2,166,354)	$(1,556,080)	(72)%

Refining Segment
Total revenue	$8,807,921	$6,136,023	$2,671,898	44%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	8,554,830	5,256,568	(3,298,262)	(63)%
Gross profit	253,091	879,455	(626,364)	(71)%
Selling, general and administrative expense	1,170,416	929,791	(240,625)	(26)%
Depreciation and amortization	425,932	485,086	59,154	12%
Loss from operations	$(1,343,257)	$(535,422)	$(807,835)	(151)%

Recovery Segment
Total revenue	$7,695,128	$6,118,983	$1,576,145	26%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	8,565,254	5,392,738	(3,172,516)	(59)%
Gross profit (loss)	(870,126)	726,245	(1,596,371)	(220)%
Selling, general and administrative expense	1,280,048	987,275	(292,773)	(30)%
Depreciation and amortization	320,324	313,463	(6,861)	(2)%
Loss from operations	$(2,470,498)	$(574,493)	$(1,896,005)	(330)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the three months ended June 30, 2020, we saw an offset to our feedstock in the amount of $4.4 million, which lowered our cost of goods sold.

Total revenues decreased by 31% for the six months ended June 30, 2020 compared to the same period in 2019, due primarily to lower commodity prices and decreased volumes at our refineries, specifically our Marrero facility, during the six months ended June 30, 2020, compared to the prior year's period. Total volume was down 8% during the six months ended June 30, 2020, compared to the same period in 2019. Gross profit decreased by 26% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. This decrease was the result of our overall revenue decline due to decreases in finished product prices, and a decrease in volumes at our Refining and Marketing division, as well as our Marrero facility.

Additionally, our per barrel margin decreased 20% for the six months ended June 30, 2020, relative to the six months ended June 30, 2019, due to lower volumes, along with decreases in commodity prices for the finished products we sell during the six months ended June 30, 2020, compared to the same period during 2019. The 31% decrease in cost of revenues for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly a result of the decrease in commodity prices and lower volumes at our refining facilities during the period.

Our Black Oil division's volume decreased approximately 23% during the six months ended June 30, 2020, compared to the same period in 2019. This decrease was largely due to the overall economic impact of the 'stay-at-home' orders that were imposed as a result of the COVID-19 pandemic. Volumes collected through our H&H Oil and Heartland collection facilities decreased 6% during the six months ended June 30, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

Overall volumes of product sold was down 8% for the six months ended June 30, 2020, versus the same period in 2019. This is an important metric for us to track as it illustrates our reach into the market.

In addition, commodity prices decreased approximately 42% for the six months ended June 30, 2020, compared to the same period in 2019. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the six months ended June 30, 2020, decreased $30.72 per barrel from a six month average of $77.25 for the six months ended June 30, 2019, to $46.53 per barrel for the six months ended June 30, 2020.

Overall volume for the Refining and Marketing division decreased 13% during the six months ended June 30, 2020, as compared to the same period in 2019. Our fuel oil cutter volumes decreased 59% for the six months ended June 30, 2020, compared to the same period in 2019. Our pygas volumes increased 3% for the six months ended June 30, 2020, as compared to the same period in 2019. This division experienced a decrease in production of 100% for its gasoline blendstock for the six months ended June 30, 2020, compared to the same period in 2019, due to the fact that we are no longer processing gasoline blendstocks in this division as the processing margins were no longer economically feasible. The lower margins were a result of decreases in available feedstock volumes. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 26% as a result of volumes compared to the same period in 2019. Volumes of petroleum products acquired in our Recovery business were up 25% during the six months ended June 30, 2020, compared to the same period during 2019. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

We had selling, general, and administrative expenses of $12,731,078 for the six months ended June 30, 2020, compared to $11,376,600 of selling, general, and administrative expenses for the prior year's period, an increase of $1,354,478 or 12%. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction which closed in the first part of the year.

We had a loss from operations of $7,536,189 for the six months ended June 30, 2020, compared to a loss from operations of $3,276,269 for the six months ended June 30, 2019, an increase of $4,259,920 or 130% from the prior year’s six-month period.  The increase was mainly due to a decrease in overall gross profit for the six months ended June 30, 2020, due to the reasons discussed above.

We had interest expense of $562,259 for the six months ended June 30, 2020, compared to interest expense of $1,496,775 for the six months ended June 30, 2019, a decrease in interest expense of $934,516 or 62%, due to a lower amount of term debt outstanding during the six months ended June 30, 2020, compared to the prior period. The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations.

We had a gain on the sale of assets of $12,344 for the six months ended June 30, 2020, compared to a gain on the sale of assets of $31,443 for the six months ended June 30, 2019.

We had a $1,587,782 gain on change in value of derivative liability for the six months ended June 30, 2020, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a loss on change in the value of our derivative liability of $959,077 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

We had a net loss of $6,498,222 for the six months ended June 30, 2020, compared to a net loss of $5,698,760 for the six months ended June 30, 2019, an increase in net loss of $799,462 or 14% from the prior period due to the reasons described above. The majority of our net loss for the six months ended June 30, 2020, was attributable to the decline in market and commodity prices.

During the six months ended June 30, 2020 and 2019, the processing costs for our Refining and Marketing division located at KMTEX were $873,825 and $985,179, respectively.

The following table sets forth the high and low spot prices during the six months ended June 30, 2020, for our key benchmarks.

2020
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	January 3	$0.42	April 27
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.75	January 3	$0.40	March 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.34	January 29	$12.00	April 21
NYMEX Crude oil (dollars per barrel)	$63.27	January 6	$(37.63)	April 20
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the six months ended June 30, 2019, for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.05	April 23	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.08	April 10	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$68.54	April 25	$49.82	January 2
NYMEX Crude oil (dollars per barrel)	$66.30	April 23	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)

We saw an extreme drop in March and April of 2020, in each of the benchmark commodities we track compared to the same period in 2019. The extreme drop in market prices was a result of COVID-19, which led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in response to efforts to control the spread of COVID-19, such as 'shelter-in-place' orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020 and global storage considerations. Moving forward in 2020 we anticipate that our results of operations will continue to be significantly impacted by the price of, and demand for oil, COVID-19 and the global response thereto.

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

We had total assets of $125,250,538 as of June 30, 2020, compared to $120,759,919 at December 31, 2019. The increase was mainly due to the generation of additional liquidity from the closing of the Tensile transaction relating to Heartland SPV as discussed above, during the six months ended June 30, 2020.

We had total current liabilities of $21,492,029 as of June 30, 2020, compared to $24,797,299 at December 31, 2019. We had total liabilities of $59,151,607 as of June 30, 2020, compared to total liabilities of $69,511,546 as of December 31, 2019. The decrease in current liabilities and total liabilities was mainly in connection with the generation of additional liquidity from the closing of the Heartland SPV transaction during the six months ended June 30, 2020.

We had working capital of $11,837,472 as of June 30, 2020, compared to working capital of $2,609,609 as of December 31, 2019. The increase in working capital from December 31, 2019 to June 30, 2020 is mainly due to the generation of additional liquidity from the closing of the Heartland SPV transaction during the six months ended June 30, 2020.

The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations, approximately $7.0 million is included in cash as of June 30, 2020, and the remaining balance was used to fund operations.

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

The Company's outstanding debt facilities as of June 30, 2020 and December 31, 2019 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,883,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	3,276,230
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	494,573	551,260
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$337,155	313,272	—
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	520,191	—
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	149,613	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	218,896	264,014
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	7,135	12,341
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	—
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	—	1,165,172
Total					11,808,680	18,602,017
Deferred finance costs, net					—	(47,826)
Total, net of deferred finance costs					$11,808,680	$18,554,191

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$4,983,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	—	—	—	—	—	—
John Deere Note	36,845	37,759	38,695	36,313	—	—
Well Fargo Equipment Lease- Ohio	117,834	124,039	130,574	122,127	—	—
AVT Equipment Lease-Ohio	88,689	96,512	128,071	—	—	—
AVT Equipment Lease-HH	142,258	154,805	223,128	—	—	—
Tetra Capital Lease	94,920	123,976	—	—	—	—
Well Fargo Equipment Lease- VRM LA	7,135	—	—	—	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Various institutions	—	—	—	—	—	—
Totals	$3,265,142	$7,864,630	$520,468	$158,440	$—	$—

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

We will also need additional capital in the future to redeem our Series B Preferred Stock and Series B1 Preferred Stock, which had a required redemption date of June 24, 2020, provided that, as discussed below under “Risk Factors” - “We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future.”, we are not contractually, or legally, able to redeem such stock and do not anticipate having sufficient cash on hand to complete such redemption in the near term. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrues a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.

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

Cash flows for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019
Beginning cash, cash equivalents and restricted cash	$4,199,825	$2,849,831
Net cash provided by (used in):
Operating activities	3,712,167	543,971
Investing activities	(3,375,454)	(2,332,753)
Financing activities	13,317,899	(462,823)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,654,612	(2,251,605)
Ending cash, cash equivalents and restricted cash	$17,854,437	$598,226

Net cash provided by operating activities was $3,712,167 for the six months ended June 30, 2020, as compared to net cash provided by operating activities of $543,971 during the corresponding period in 2019. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the increase in cash provided by operating activities for the six month period ended June 30, 2020, compared to the same period in 2019, was the fluctuation in market and commodity prices during the six months ended June 30, 2020 , $4,986,003 of decrease in accounts receivable, $3,711,239 of decrease in inventory, and $4,781,183 of net cash settlements on commodity derivatives.

Investing activities used cash of $3,375,454 for the six months ended June 30, 2020, as compared to having used $2,332,753 of cash during the corresponding period in 2019, due mainly to the purchase of fixed assets and the acquisition of Crystal.

Financing activities provided cash of $13,317,899 for the six months ended June 30, 2020, as compared to using cash of $462,823 during the corresponding period in 2019. Financing activities for the six months ended June 30, 2020 were comprised of contributions from the Tensile transaction of $21.0 million, offset by approximately $8.6 million used to pay down our long-term debt,$4.2 million proceeds from PPP note, and $3.3 million of payments on our line of credit. Financing activities for the six months ended June 30, 2019 were comprised of note proceeds of approximately $0.2 million, offset by approximately $1.5 million used to pay down our long-term debt, and $1.2 million of proceeds on our line of credit.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2020.
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
Redeemable Noncontrolling Interest
As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying June 30, 2020 and December 31, 2019 consolidated balance sheets (provided that the Heartland SPV interest was not outstanding until January 2020). If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
The Company consolidates the results of any such entity in which it determines that it has a controlling financial interest. The Company has a “controlling financial interest” in such an entity if the Company has both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

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

At June 30, 2020, the Company had approximately $5.8 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.17% at June 30, 2020) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2019), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

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

From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, from the fourth quarter of 2019 to the first quarter of 2020, we once again used TCEP for the purpose of producing finished cutterstock. Starting in the first quarter of 2020, with declining oil prices, such use of TCEP for its originally intended purpose became non-economical. When oil prices are low (such as they are now) we anticipate using TCEP only to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana, versus for its original intended purpose, producing finished cutterstock. This is because when oil prices are low, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. If oil prices continue to remain low in the future it may be inefficient to operate TCEP to re-refine oil, which may have a negative effect on our cash flows and results of operations.

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

In the event these decreases in feedstock continue, it will have a material adverse effect on our year-over-year results of operations, our ability to generate higher quality products for sale, and consequently, our net income.

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
•sell interests in our subsidiaries;
•consolidate or merge with or into other companies or transfer all or substantially all of our assets;
•redeem or repurchase shares of our stock, including our outstanding Series B and B1 Preferred Stock; and
•engage in transactions with affiliates.

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

The risk factor entitled “We do not anticipate redeeming our Series B and B1 Preferred Stock on June 24, 2020, notwithstanding the fact that our Series B and B1 Preferred Stock is required to be redeemed on June 24, 2020, subject to the terms of the Certificate of Designations of such Preferred Stock and applicable law, and the dividend rate of such Preferred Stock increases to 10% per annum in the event the Company is unable to complete such redemptions.”, from the Form 10-K is replaced and superseded by the following:

We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future.

We were required to redeem any non-converted shares of (a) Series B Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $3.10 per share (or $12.4 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $1.56 per share (or $11.3 million in aggregate as of the date of this filing), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the redemption date of the Series B and B1 Preferred Stock has automatically been extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities (and any facilities which replace or refinance the Credit Agreements) no longer prohibit such redemptions. Effective on June 24, 2020, the Series B and B1 Preferred Stock, the dividend rate of such preferred stock increased to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate and the additional shares of Series B and B1 Preferred Stock and/or common stock due to the holders of such Series B and B1 Preferred Stock in connection therewith, may cause significant dilution to existing shareholders.

Notwithstanding the above, pursuant to the Nevada Revised Statutes, no redemption of the Series B or B1 Preferred Stock is allowed unless such redemption would not result in the Company (i) having less (a) assets than its (b) total liabilities plus the liquidation rights of any preferred stock or other preferred right holders and/or (ii) being unable to pay its debts as they become due after such redemption. Furthermore, the Series B and B1 Preferred Stock designations currently only provide for an ‘all or nothing’ type redemption, and as such, regardless of the compliance of the redemptions of the Series B and B1 Preferred Stock with the terms of the Company’s senior credit agreements, the Company anticipates being legally unable to redeem the Series B and B1 Preferred Stock due to the requirements of Nevada law and the ‘all or nothing’ requirement of such preferred stock until such time as the Company has sufficient cash on hand to pay the entire liquidation preference of the Series B and B1 Preferred Stock ($23.6 million) and has sufficient cash left over to pay its debts as they become due.

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

Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $23.6 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock at any time in the foreseeable future.
The following are new risk factors which supplement the risk factors included in the Form 10-K:

Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.

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

Similarly, the recent economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, have significantly reduced the demand for, and price of oil (which recently reached all-time lows) and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders, has reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which has had a material adverse effect on our year-over-year results of operations.

We are continuing to experience reductions to, and interruptions in, our ability to obtain and transport feedstock and in the demand for our finished products.

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

While the overall impact of the COVID-19 coronavirus on our results of operations at this point is uncertain, we anticipate that the factors discussed above and others, will have a negative effect on our results of operations for the third quarter of 2020 and the 2020 year and beyond, depending on how long the global slowdown associated with the virus and its after effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

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

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or a Current Report on Form 8-K, except as set forth below:

For the period from April 1, 2020 to June 30, 2020, a total of approximately $188,837 of dividends accrued on our outstanding Series B Preferred Stock and for the period from April 1, 2020 to June 30, 2020, a total of approximately $171,380 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 60,915 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2020 and the issuance of 109,859 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2020. The maximum number of shares of common stock issuable upon conversion of the 60,915 shares of Series B Preferred Stock issued in lieu of June 30, 2020 dividends, if converted in full, would total 60,915 shares of common stock and the maximum number of shares of common stock issuable upon conversion of the 109,859 shares of Series B1 Preferred Stock issued in lieu of June 30, 2020 dividends, if converted in full, would total 109,859 shares of common stock.

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

As a result of the issuances described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 419,859 shares of common stock; 4,002,619 outstanding shares of Series B Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 4,002,619 shares of common stock; and 7,219,164 outstanding shares of Series B1 Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 7,219,164 shares of common stock.

Use of Proceeds From Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement. Pursuant to the Fifth Amendment, EBC agreed to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (1.17% at June 30, 2020) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, through maturity. The Fifth Amendment also included provisions providing for either the prime rate or Federal Funds Rate, plus 0.50%, to apply as the interest rate of loans made under the EBC Credit Agreement, in the event LIBOR is unavailable or unable to be used for such interest rate calculations. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company have maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan.

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

VERTEX ENERGY, INC.

Date: August 10, 2020	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1(+)	Share Purchase and Subscription Agreement dated January 17, 2020, by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.1	1/24/2020	001-11476
10.1	Joint Supply and Marketing Agreement dated January 10, 2020, by and between Bunker One (USA) Inc. and Vertex Energy Operating, LLC		8-K	10.1	1/13/2020	001-11476
10.2	Limited Liability Company Agreement of HPRM LLC dated January 17, 2020		8-K	10.2	2/13/2020	001-11476
10.3	Fourth Amendment to Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.1	4/24/2020	001-11476
10.4	Fourth Amendment to ABL Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.2	4/24/2020	001-11476
10.5	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	10.1	11/1/2019	001-11476
10.6	Vertex Energy, Inc. 2020 Equity Incentive Plan		8-K	10.2	2/23/2020	001-11476
10.7	Form of 2019 Equity Incentive Plan Stock Option Agreement		8-K	10.3	2/23/2020	001-11476
10.8*
Fifth Amendment To Credit Agreement dated August 7, 2020 by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, the other borrowers signatory thereto, Encina Business Credit, LLC, as agent, and the lenders signatory thereto
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