Form 10-Q
period 2020-09-30
Vertex Energy Inc.
filed 2020-11-10
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2020

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 45,554,841 shares of common stock are issued and outstanding as of November 9, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$15,552,980	$4,099,655
Restricted cash	100,125	100,170
Accounts receivable, net	9,090,927	12,138,078
Federal income tax receivable	—	68,606
Inventory	3,584,317	6,547,479
Prepaid expenses and other current assets	4,597,361	4,452,920
Total current assets	32,925,710	27,406,908

Noncurrent assets
Fixed assets, at cost	73,444,184	69,469,548
Less accumulated depreciation	(28,175,982)	(24,708,151)
Fixed assets, net	45,268,202	44,761,397
Finance lease right-of-use assets	1,640,694	851,570
Operating lease right-of use assets	34,014,076	35,586,885
Intangible assets, net	9,880,310	11,243,800
Deferred income taxes	—	68,605
Other assets	1,424,288	840,754
TOTAL ASSETS	$125,153,280	$120,759,919

	September 30, 2020	December 31, 2019
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$8,275,862	$7,620,098
Accrued expenses	3,312,018	5,016,132
Dividends payable	591,763	389,176
Finance lease liability-current	489,974	217,164
Operating lease liability-current	5,830,681	5,885,304
Current portion of long-term debt, net of unamortized finance costs	4,867,167	2,017,345
Derivative commodity liability	23,995	375,850
Revolving note	—	3,276,230
Total current liabilities	23,391,460	24,797,299
Long-term liabilities
Long-term debt, net of unamortized finance costs	8,297,605	12,433,000
Finance lease liability-long-term	1,072,623	610,450
Operating lease liability-long-term	28,183,395	29,701,581
Derivative warrant liability	124,847	1,969,216
Total liabilities	61,069,930	69,511,546

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 4,002,619 and 3,826,055 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively with a liquidation preference of $12,408,119 and $11,860,771 at September 30, 2020 and December 31, 2019, respectively.	12,408,119	11,006,406

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 7,219,164 and 9,028,085 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively with a liquidation preference of $11,261,896 and $14,083,813 at September 30, 2020 and December 31, 2019, respectively.	10,567,161	12,743,047

Redeemable non-controlling interest	29,928,211	4,396,894
Total Temporary Equity	52,903,491	28,146,347
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 shares issued and outstanding at September 30, 2020 and December 31, 2019, with a liquidation preference of $625,590 at September 30, 2020 and December 31, 2019.	420	420

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, no shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 45,554,841 and 43,395,563 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	45,555	43,396
Additional paid-in capital	94,404,520	81,527,351
Accumulated deficit	(84,323,362)	(59,246,514)
Total Vertex Energy, Inc. stockholders' equity	10,127,133	22,324,653
Non-controlling interest	1,052,726	777,373
Total Equity	11,179,859	23,102,026
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$125,153,280	$120,759,919

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$37,383,632	$37,799,259	$94,961,188	$120,777,263
Cost of revenues (exclusive of depreciation and amortization shown separately below)	31,186,684	32,372,316	80,221,343	103,732,086
Depreciation and amortization attributable to costs of revenues	1,313,162	1,359,629	3,731,320	3,965,626
Gross profit	4,883,786	4,067,314	11,008,525	13,079,551

Operating expenses:
Selling, general and administrative expenses	6,241,570	6,153,184	18,972,648	17,529,784
Depreciation and amortization attributable to operating expenses	482,869	455,953	1,412,719	1,367,859

Total operating expenses	6,724,439	6,609,137	20,385,367	18,897,643

Loss from operations	(1,840,653)	(2,541,823)	(9,376,842)	(5,818,092)

Other income (expense):
Other income	1	918,153	101	920,071
Gain (loss) on sale of assets	(136,434)	—	(124,090)	31,443
Gain on change in value of derivative warrant liability	256,587	1,290,792	1,844,369	331,715
Interest expense	(234,671)	(826,005)	(796,930)	(2,322,780)
Total other income (expense)	(114,517)	1,382,940	923,450	(1,039,551)
Loss before income tax	(1,955,170)	(1,158,883)	(8,453,392)	(6,857,643)
Income tax benefit (expense)	—	—	—	—
Net loss	(1,955,170)	(1,158,883)	(8,453,392)	(6,857,643)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	480,215	(67,102)	190,771	(374,862)
Net loss attributable to Vertex Energy, Inc.	(2,435,385)	(1,091,781)	(8,644,163)	(6,482,781)

Accretion of redeemable noncontrolling interest to redemption value	(1,287,559)	(1,849,930)	(13,635,797)	(1,849,930)
Accretion of discount on Series B and B1 Preferred Stock	(29,157)	(550,774)	(1,500,395)	(1,644,374)
Dividends on Series B and B1 Preferred Stock	(591,777)	(419,096)	(1,296,493)	(1,238,766)
Net loss available to common shareholders	$(4,343,878)	$(3,911,581)	$(25,076,848)	$(11,215,851)
Loss per common share
Basic	$(0.10)	$(0.09)	$(0.55)	$(0.28)
Diluted	$(0.10)	$(0.09)	$(0.55)	$(0.28)
Shares used in computing earnings per share
Basic	45,554,841	41,376,335	45,494,235	40,626,700
Diluted	45,554,841	41,376,335	45,494,235	40,626,700

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

Nine Months Ended September 30, 2020
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2020	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Adjustment of carrying mount of non-controlling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Share based compensation expense	—	—	—	—	—	—	163,269	—	—	163,269
Conversion of Series B1 Preferred stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Dividends on Series B and B1	—	—	—	—	—	—	—	(344,499)	—	(344,499)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(932,003)	—	(932,003)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(10,966,349)	—	(10,966,349)
Net income	—	—	—	—	—	—	—	2,788,860	119,268	2,908,128
Balance on March 31, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,076,832	$(68,700,505)	$896,641	$26,318,943
Share based compensation expense	—	—	—	—	—	—	156,539	—	—	156,539
Dividends on Series B and B1	—	—	—	—	—	—	—	(360,217)	—	(360,217)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(539,235)	—	(539,235)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,381,889)	—	(1,381,889)
Net loss	—	—	—	—	—	—	—	(8,997,638)	(17,879)	(9,015,517)
Balance on June 30, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,233,371	$(79,979,484)	$878,762	$15,178,624
Share based compensation expense	—	—	—	—	—	—	171,149	—	—	171,149
Dividends on Series B and B1	—	—	—	—	—	—	—	(591,777)	—	(591,777)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(29,157)	—	(29,157)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,287,559)	—	(1,287,559)
Net loss	—	—	—	—	—	—	—	(2,435,385)	173,964	(2,261,421)
Balance on September 30, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,404,520	$(84,323,362)	$1,052,726	$11,179,859

Nine Months Ended September 30, 2019
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2019	40,174,821	$40,175	419,859	$420	—	$—	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Share based compensation expense	—	—	—	—	—	—	143,063	—	—	143,063
Conversion of Series B1 Preferred stock to common	96,160	96	—	—	—	—	149,914	—	—	150,010
Dividends on Series B and B1	—	—	—	—	—	—	—	(406,795)	—	(406,795)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(560,675)	—	(560,675)
Net loss	—	—	—	—	—	—	—	(4,963,564)	(105,431)	(5,068,995)
Balance on March 31, 2019	40,270,981	$40,271	419,859	$420	—	$—	$75,424,099	$(53,731,920)	$1,332,782	$23,065,652
Exercise of options to purchase common stock	75,925	76	—	—	—	—	4,424	—	—	4,500
Share based compensation expense	—	—	—	—	—	—	171,002	—	—	171,002
Distribution to noncontrolling	—	—	—	—	—	—	—	—	(285,534)	(285,534)
Dividends on Series B and B1	—	—	—	—	—	—	—	(412,875)	—	(412,875)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(532,925)	—	(532,925)
Net income	—	—	—	—	—	—	—	(427,436)	(202,329)	(629,765)
Balance on June 30, 2019	40,346,906	$40,347	419,859	$420	—	$—	$75,599,525	$(55,105,156)	$844,919	$21,380,055
Exercise of options to common	2,500	3	—	—	—	—	2,572	—	—	2,575
Share based compensation expense	—	—	—	—	—	—	159,426	—	—	159,426
Adjustment of carrying amount of non-controlling interest	—	—	—	—	—	—	970,809	—	—	970,809
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,849,930)	—	(1,849,930)
Issuance of common stock and warrants	1,500,000	1,500	—	—	—	—	2,987,413	(772,202)	—	2,216,711
Dividends on Series B and B1	—	—	—	—	—	—	—	(419,096)	—	(419,096)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(550,774)	—	(550,774)
Net income	—	—	—	—	—	—	—	(1,091,781)	(37,981)	(1,129,762)
Balance on September 30, 2019	41,849,406	$41,850	419,859	$420	—	$—	$79,719,745	$(59,788,939)	$806,938	$20,780,014

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net loss	$(8,453,392)	$(6,857,643)
Adjustments to reconcile net loss to cash provided by operating activities
Stock based compensation expense	490,957	473,491
Depreciation and amortization	5,144,039	5,333,485
Loss (gain) on sale of assets	124,090	(31,443)
Contingent consideration reduction	—	(15,564)
Bad debt and reduction in allowance for bad debt	34,127	(389,943)
(Decrease) increase in fair value of derivative warrant liability	(1,844,369)	(331,715)
(Gain) loss on commodity derivative contracts	(4,489,355)	2,691,833
Net cash settlements on commodity derivatives	5,484,734	(3,446,274)
Amortization of debt discount and deferred costs	47,826	430,431
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	4,952,388	(987,778)
Inventory	3,939,674	2,212,989
Prepaid expenses	(1,477,191)	(833,485)
Accounts payable	(367,327)	(1,046,149)
Accrued expenses	(1,788,693)	(260,341)
Other assets	(446,324)	—
Net cash provided by (used in) operating activities	1,351,184	(3,058,106)
Cash flows from investing activities
Acquisition	(1,822,690)	—
Internally developed software	(49,229)	(380,216)
Purchase of fixed assets	(4,170,166)	(2,907,330)
Proceeds from sale of fixed assets	36,465	86,846
Net cash used in investing activities	(6,005,620)	(3,200,700)
Cash flows from financing activities
Payments on finance leases	(282,655)	(113,241)
Proceeds from exercise of stock options	—	7,075
Distribution VRM LA	—	(285,534)
Contributions received from redeemable noncontrolling interest	21,000,000	3,150,000
Proceeds received from issuance of common stock and warrants	—	2,216,711
Line of credit (payments) proceeds, net	(3,276,230)	1,543,003
Proceeds from note payable (includes proceeds from PPP note)	7,992,346	2,809,139
Payments on note payable	(9,325,745)	(3,514,365)
Net cash provided by financing activities	16,107,716	5,812,788
Net change in cash, cash equivalents and restricted cash	11,453,280	(446,018)
Cash, cash equivalents, and restricted cash at beginning of the period	4,199,825	2,849,831
Cash, cash equivalents, and restricted cash at end of period	$15,653,105	$2,403,813

SUPPLEMENTAL INFORMATION
Cash paid for interest	$812,887	$1,887,012
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B1 Preferred Stock into common stock	$3,368,474	$149,914
Accretion of discount on Series B and B1 Preferred Stock	$1,500,395	$1,644,374
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$1,296,493	$1,238,766
Equipment acquired under finance leases	$1,017,638	$621,000
Initial adjustment of carrying amount redeemable noncontrolling interests	$9,091,068	$970,809
Accretion of redeemable noncontrolling interest to redemption value	$13,635,797	$1,849,930

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during the first nine months of 2020, we expect GDP to continue to decline globally in the fourth quarter of 2020 and for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020 and 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, will likely continue to have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

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

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks, including, but not limited to the recent increase in infection rates, which may lead to further or extended stay-at-home and similar orders in the markets in which we operate.

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

	September 30, 2020 unaudited	September 30, 2019
Cash and cash equivalents	$15,552,980	$2,303,725
Restricted cash	100,125	100,088
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$15,653,105	$2,403,813

The Company placed all the restricted cash in a money market account, to serve as collateral for payment of a credit card.

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities for impairment whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the nine months ended September 30, 2020.

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
Redeemable Noncontrolling Interests

As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland

Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying September 30, 2020 and December 31, 2019 consolidated balance sheets (provided that the Heartland SPV interest was not outstanding until January 2020). If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2020 and 2019 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	35%	11%	35%	25%
Customer 2	11%	13%	8%	15%
Customer 3	3%	11%	—%	—%
Customer 4	—%	—%	12%	—%

For each of the nine months ended September 30, 2020 and 2019, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	54%	—%	—%	41%	—%	—%
Customer 2	17%	—%	—%	10%	—%	—%
Customer 3	—%	—%	25%	—%	—%	—%
Customer 4	—%	—%	—%	14%	—%	—%

The Company had one and no vendors that represented 10% of total purchases or payables for the nine months ended September 30, 2020 and 2019, respectively. The vendor represents 19% of total purchases for the nine months ended September 30, 2020 and 17% of accounts payable at September 30, 2020.

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

Related Parties
From time to time, the Company consults with a related party law firm. During the nine months ended September 30, 2020 and 2019, we paid $56,971 and $62,239, respectively, to such law firm for services rendered.

NOTE 4. REVENUES

Disaggregation of Revenue

The following tables present our revenues disaggregated by geographical market and revenue source:

	Three Months Ended September 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$7,484,798	$—	$—	$7,484,798
Southern United States	12,503,324	13,501,749	3,893,761	29,898,834
	$19,988,122	$13,501,749	$3,893,761	$37,383,632
Sources of Revenue
Base oil	$5,632,592	$—	$733,180	$6,365,772
Pygas	—	1,184,433	—	1,184,433
Industrial fuel	21,190	82,644	—	103,834
Distillates	—	12,234,672	—	12,234,672
Oil collection services	2,449,454	—	—	2,449,454
Metals	—	—	3,160,581	3,160,581
Other re-refinery products	834,438	—	—	834,438
VGO/Marine fuel sales	11,050,448	—	—	11,050,448
Total revenues	$19,988,122	$13,501,749	$3,893,761	$37,383,632

	Nine Months Ended September 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$23,210,428	$—	$—	$23,210,428
Southern United States	37,852,200	22,309,670	11,588,890	71,750,760
	$61,062,628	$22,309,670	$11,588,890	$94,961,188
Sources of Revenue
Base oil	$17,914,941	$—	$2,091,430	$20,006,371
Pygas	—	4,815,040	—	4,815,040
Industrial fuel	1,262,266	135,396	—	1,397,662
Distillates	—	17,359,234	—	17,359,234
Oil collection services	5,707,017	—	—	5,707,017
Metals	—	—	9,549,144	9,549,144
Other re-refinery products	4,341,027	—	(51,684)	4,289,343
VGO/Marine fuel sales	31,837,377	—	—	31,837,377
Total revenues	$61,062,628	$22,309,670	$11,588,890	$94,961,188

	Three Months Ended September 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$12,325,941	$—	$—	$12,325,941
Southern United States	20,004,590	3,076,454	2,392,274	25,473,318
	$32,330,531	$3,076,454	$2,392,274	$37,799,259
Sources of Revenue
Base oil	$9,135,650	$—	$640,642	$9,776,292
Pygas	—	2,741,557	—	2,741,557
Industrial fuel	891,676	334,897	—	1,226,573
Distillates	—	—	—	—
Oil collection services	1,953,924	—	—	1,953,924
Metals	—	—	1,724,025	1,724,025
Other re-refinery products	3,057,171	—	27,607	3,084,778
VGO/Marine fuel sales	17,292,110	—	—	17,292,110
Total revenues	$32,330,531	$3,076,454	$2,392,274	$37,799,259

	Nine Months Ended September 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$31,530,289	$—	$—	$31,530,289
Southern United States	71,523,240	9,212,477	8,511,257	89,246,974
	$103,053,529	$9,212,477	$8,511,257	$120,777,263
Sources of Revenue
Base oil	$23,918,490	$—	$2,439,071	$26,357,561
Pygas	—	7,656,125	—	7,656,125
Industrial fuel	5,714,478	1,501,655	—	7,216,133
Distillates	—	54,697	—	54,697
Oil collection services	4,261,391	—	—	4,261,391
Metals	—	—	5,988,895	5,988,895
Other re-refinery products	10,399,007	—	83,291	10,482,298
VGO/Marine fuel sales	58,760,163	—	—	58,760,163
Total revenues	$103,053,529	$9,212,477	$8,511,257	$120,777,263

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020 Unaudited	December 31, 2019
Accounts receivable trade	$9,441,141	$12,540,553
Allowance for doubtful accounts	(350,214)	(402,475)
Accounts receivable trade, net	$9,090,927	$12,138,078

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

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (1.55% at September 30, 2020) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, with a final balloon payment due at maturity. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company has maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan.

Loan Agreements

On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.22 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on February 2021, following an initial deferral period as specified under the PPP. Under the terms of the PPP, the entire amount may be forgiven to the extent loan proceeds are used for qualifying expenses. As of the date of this report, the Company believes it has used the PPP funds for qualifying expenses.

On May 27, 2020, the Company entered into a loan contract security agreement with John Deere to finance $152,643 to purchase equipment. The Note matures on June 27, 2024, and bears interest at a rate of 2.45% per annum, payable monthly commencing on June 27, 2020. The payment of the note is secured by the equipment purchased.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $1,893,668 at September 30, 2020 and $1,165,172 at December 31, 2019.

Finance Leases

On April 2, 2020, the Company obtained one finance lease with payments of $9,322 per month for three years and on July 28, 2020, the Company entered into another finance lease with payments of $3,545 per month for three years. The amount of the finance lease obligation has been reduced to $410,928 at September 30, 2020.

On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation has been reduced to $485,745 at September 30, 2020.

The Company's outstanding debt facilities as of September 30, 2020 and December 31, 2019 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,658,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	3,276,230
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,250,617	—
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	465,678	551,260
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$337,155	410,928	—
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	485,745	—
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	140,487	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	195,761	264,014
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	4,485	12,341
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	—
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,893,668	1,165,172
Total					14,727,369	18,602,017
Deferred finance costs					—	(47,826)
Total, net of deferred finance costs					$14,727,369	$18,554,191

Future contractual maturities of notes payable as of September 30, 2020 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$4,758,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	—	—	—	—	—	—
Encina Business Credit, LLC	158,966	1,091,651	—	—	—	—
John Deere Note	37,071	37,991	38,934	26,491	—	—
Well Fargo Equipment Lease- Ohio	119,356	125,643	132,261	88,418	—	—
AVT Equipment Lease-Ohio	124,308	135,272	151,348	—	—	—
AVT Equipment Lease-HH	145,296	158,111	182,338	—	—	—
Tetra Capital Lease	96,530	99,231	—	—	—	—
Well Fargo Equipment Lease- VRM LA	4,485	—	—	—	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Various institutions	1,893,668	—	—	—	—	—
Totals	$5,357,141	$8,750,438	$504,881	$114,909	$—	$—

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 excludes: 1) options to purchase 5,104,288 and 4,218,250 shares, respectively, of common stock, 2) warrants to purchase 8,633,193 and 8,853,056 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 4,002,619 and 3,769,505 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 7,219,164 and 10,417,966 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock as of September 30, 2020 and 2019.

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2020, there were 45,554,841 common shares issued and outstanding.

During the nine months ended September 30, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversion of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

During the nine months ended September 30, 2019, the Company issued 1,596,160 shares of common stock in connection with the July 2019 Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), Share Purchase and Subscription Agreement and conversions of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities. In addition, during the nine months ended September 30, 2019, the Company issued 78,425 shares of common stock in connection with the exercise of options.

Stock Option Agreements

On June 19, 2020, the Board of Directors approved the grant to three employees and one officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer) of options to purchase an aggregate of 416,885 and 269,153 shares of common stock, respectively, at an exercise price of $0.78 and $0.86 per share, respectively, with a ten year and five year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2019 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $355,404 which amount is being amortized at the rate of $7,404 per month starting in July 2020.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of September 30, 2020 and December 31, 2019, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2020 and December 31, 2019, there were 4,002,619 and 3,826,055 shares of Series B Preferred Stock issued and outstanding, respectively. As of September 30, 2020 and December 31, 2019, there were 7,219,164 and 9,028,085 shares of Series B1 Preferred Stock issued and outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at beginning of period	$11,006,406	$8,900,208
Plus: discount accretion	854,364	1,031,483
Plus: dividends in kind	547,349	510,502
Balance at end of period	$12,408,119	$10,442,193

The Series B Warrants and Series B1 Warrants were revalued at September 30, 2020 and December 31, 2019 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $124,847 and $1,969,216, respectively. At September 30, 2020, the Series B Warrants and Series B1 Warrants were valued at approximately $0 and $124,847, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-100%, risk free interest rate of 0.11% (Series B Warrants) and 0.13% (Series B1 Warrants), and expected term of 0.25 years (Series B Warrants) and 1.25 years (Series B1 Warrants).
At September 30, 2020 and December 31, 2019, a total of $310,220 and $177,921 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended September 30, 2020 and 2019, we paid dividends in-kind in additional shares of Series B Preferred Stock of $188,837 and $175,305, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrues a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, for the nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at beginning of period	$12,743,047	$13,279,755
Less: conversions of shares to common	(3,368,474)	(119,768)
Plus: discount accretion	646,031	582,649
Plus: dividends in kind	546,557	712,185
Balance at end of period	$10,567,161	$14,454,821

As of September 30, 2020 and December 31, 2019, respectively, a total of $281,557 and $211,269 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended September 30, 2020 and 2019, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $171,380 and $240,185, respectively.
The following is an analysis of changes in the derivative liability for the nine months ended June 30:

Level Three Roll-Forward
	2020	2019
Balance at beginning of period	$1,969,216	$1,481,692
Change in valuation of warrants	(1,844,369)	(331,715)
Balance at end of period	$124,847	$1,149,977

NOTE 10.  SEGMENT REPORTING
The Company’s reportable segments include the (1) Black Oil, (2) Refining and Marketing, and (3) Recovery segments.

(1) The Black Oil segment consists primary of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; and (e) the sale of VGO (vacuum gas oil)/marine fuel.

(2) The Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility; and distillates

(3) The Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes revenues generated from trading/marketing of Group III Base Oils.

We also disaggregate our revenue by product category for each of our segments, as we believe such disaggregation helps depict how our revenue and cash flows are affected by economic factors.

Segment information for the three and nine months ended September 30, 2020 and 2019 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$5,632,592	$—	$733,180	$6,365,772
Pygas	—	1,184,433	—	1,184,433
Industrial fuel	21,190	82,644	—	103,834
Distillates (1)	—	12,234,672	—	12,234,672
Oil collection services	2,449,454	—	—	2,449,454
Metals (2)	—	—	3,160,581	3,160,581
Other re-refinery products (3)	834,438	—	—	834,438
VGO/Marine fuel sales	11,050,448	—	—	11,050,448
Total revenues	19,988,122	13,501,749	3,893,761	37,383,632
Cost of revenues (exclusive of depreciation and amortization shown separately below)	14,687,141	13,217,757	3,281,786	31,186,684
Depreciation and amortization attributable to costs of revenues	1,041,719	121,744	149,699	1,313,162
Gross profit	4,259,262	162,248	462,276	4,883,786
Selling, general and administrative expenses	4,899,956	696,611	645,003	6,241,570
Depreciation and amortization attributable to operating expenses	390,105	72,314	20,450	482,869
Loss from operations	$(1,030,799)	$(606,677)	$(203,177)	$(1,840,653)

THREE MONTHS ENDED SEPTEMBER 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$9,135,650	$—	$640,642	$9,776,292
Pygas	—	2,741,557	—	2,741,557
Industrial fuel	891,676	334,897	—	1,226,573
Distillates (1)	—	—	—	—
Oil collection services	1,953,924	—	—	1,953,924
Metals (2)	—	—	1,724,025	1,724,025
Other re-refinery products (3)	3,057,171	—	27,607	3,084,778
VGO/Marine fuel sales	17,292,110	—	—	17,292,110
Total revenues	32,330,531	3,076,454	2,392,274	37,799,259
Cost of revenues (exclusive of depreciation and amortization shown separately below)	27,663,983	2,511,314	2,197,019	32,372,316
Depreciation and amortization attributable to costs of revenues	1,073,520	147,658	138,451	1,359,629
Gross profit	3,593,028	417,482	56,804	4,067,314
Selling, general and administrative expenses	5,040,772	494,781	617,631	6,153,184
Depreciation and amortization attributable to operating expenses	335,105	100,398	20,450	455,953
Loss from operations	$(1,782,849)	$(177,697)	$(581,277)	$(2,541,823)

NINE MONTHS ENDED SEPTEMBER 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$17,914,941	$—	$2,091,430	$20,006,371
Pygas	—	4,815,040	—	4,815,040
Industrial fuel	1,262,266	135,396	—	1,397,662
Distillates (1)	—	17,359,234	—	17,359,234
Oil collection services	5,707,017	—	—	5,707,017
Metals (2)	—	—	9,549,144	9,549,144
Other re-refinery products (3)	4,341,027	—	(51,684)	4,289,343
VGO/Marine fuel sales	31,837,377	—	—	31,837,377
Total revenues	61,062,628	22,309,670	11,588,890	94,961,188
Cost of revenues (exclusive of depreciation and amortization shown separately below)	46,601,716	21,772,587	11,847,040	80,221,343
Depreciation and amortization attributable to costs of revenues	2,960,699	341,498	429,123	3,731,320
Gross profit (loss)	11,500,213	195,585	(687,273)	11,008,525
Selling, general and administrative expenses	15,180,569	1,867,027	1,925,052	18,972,648
Depreciation and amortization attributable to operating expenses	1,072,877	278,492	61,350	1,412,719
Loss from operations	$(4,753,233)	$(1,949,934)	$(2,673,675)	$(9,376,842)

NINE MONTHS ENDED SEPTEMBER 30, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$23,918,490	$—	$2,439,071	$26,357,561
Pygas	—	7,656,125	—	7,656,125
Industrial fuel	5,714,478	1,501,655	—	7,216,133
Distillates (1)	—	54,697	—	54,697
Oil collection services	4,261,391	—	—	4,261,391
Metals (2)	—	—	5,988,895	5,988,895
Other re-refinery products (3)	10,399,007	—	83,291	10,482,298
VGO/Marine fuel sales	58,760,163	—	—	58,760,163
Total revenues	103,053,529	9,212,477	8,511,257	120,777,263
Cost of revenues (exclusive of depreciation and amortization shown separately below)	88,374,446	7,767,882	7,589,758	103,732,086
Depreciation and amortization attributable to costs of revenues	3,122,664	431,948	411,014	3,965,626
Gross profit	11,556,419	1,012,647	510,485	13,079,551
Selling, general and administrative expenses	14,500,306	1,424,572	1,604,906	17,529,784
Depreciation and amortization attributable to operating expenses	1,005,315	301,194	61,350	1,367,859
Loss from operations	$(3,949,202)	$(713,119)	$(1,155,771)	$(5,818,092)

(1) Distillates are finished fuel products such as gasoline and diesel fuels.
(2) Metals consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.
(3) Other re-refinery products include the sales of asphalt, condensate, recovered products, and other petroleum products.

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at September 30, 2020 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $55.2 million as of September 30, 2020 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $8.5 million from January 1, 2020 through September 30, 2020.
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

The mark-to-market effects of these contracts as of September 30, 2020 and December 31, 2019, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of September 30, 2020
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Sep. 2020- Oct. 2020	$37.10	10,000	$9,000
Swap	Sep. 2020- Oct. 2020	$46.33	10,000	(28,896)
Futures	Sep. 2020- Dec. 2020	$48.67	26,000	(4,099)
				$(23,995)

As of December 31, 2019
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2019-Mar. 2020	$40.88	130,000	$539,800
Swap	Dec. 2019-Mar. 2020	$81.19	130,000	(673,428)
Futures	Dec. 2019-Mar. 2020	$84.53	105,000	(242,222)
				$(375,850)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 are presented in the table below.

Balance Sheet Classification	Contract Type	2020	2019

	Crude oil swaps	$(19,896)	$(133,628)
	Crude oil futures	(4,099)	(242,222)

Derivative commodity liability		$(23,995)	$(375,850)

For the three months ended September 30, 2020 and 2019, we recognized a $4,557 gain and a $1,622,056 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues. For the nine months ended September 30, 2020 and 2019, we recognized a $4,489,355 gain and a $2,691,833 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 13. LEASES

Finance Leases

Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended September 30, 2020 and 2019 were $101,841 and $53,121, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended September 30, 2020 and 2019 were $33,077 and $12,436, respectively, and are included in interest expense on the unaudited consolidated statements of operations. The associated amortization expense for the nine months ended September 30, 2020 and 2019 were $228,514 and $113,825, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the nine months ended September 30, 2020 and 2019 were $66,014 and $30,206, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and nine months ended September 30, 2020 and 2019. Total operating lease costs for the three months ended September 30, 2020 and 2019 were $1.5 million and $1.6 million, respectively. Total operating lease costs, including some small leases with initial terms less than twelve months, for the nine months ended September 30, 2020 and 2019 were $4.5 million and $4.7 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities, including some small leases with initial terms less than twelve months was $1.6 million during the nine months ended September 30, 2020 and 2019, and is included in operating cash flows. Cash paid for amounts included in finance lease was $282,655 and $113,241 during the nine months ended September 30, 2020 and 2019, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2020:

September 30, 2020
	Facilities	Equipment	Plant	Railcar	Total
Year 1	$710,879	$161,539	$4,060,417	$897,846	$5,830,681
Year 2	446,869	67,338	4,060,417	229,656	4,804,280
Year 3	346,733	—	4,060,417	56,712	4,463,862
Year 4	300,000	—	4,060,417	—	4,360,417
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,150,000	—	30,479,594	—	32,629,594
Total lease payments	$4,254,481	$228,877	$50,781,679	$1,184,214	$56,449,251
Less: interest	(1,510,219)	(10,024)	(20,856,360)	(58,572)	(22,435,175)
Present value of lease liabilities	$2,744,262	$218,853	$29,925,319	$1,125,642	$34,014,076

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2020:

Remaining lease term and discount rate:	September 30, 2020
Weighted average remaining lease terms (years)
Lease facilities	5.53
Lease equipment	1.42
Lease plant	12.51
Lease railcar	1.15
Weighted average discount rate
Lease facilities	9.19%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of September 30, 2020 and 2019.
The purchase options are not expected to have a material impact on the lease obligation. There are several facility and plant leases which have lease renewal options from one to twenty years.
The largest facility lease has an initial term through 2032. That lease does not have an extension option. The two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right-of-use asset and lease obligation at January 1, 2019.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement
Amounts received by MG SPV from its direct sale of Class B Units to Tensile-MG may only be used for additional investments in the MG refinery or for day to day operations at the MG refinery. At September 30, 2020, $2.0 million reported as cash and cash equivalents on the balance sheet is restricted to MG refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of the Closing Date and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. The Company did not pay the preferential yield during the three and nine months ended September 30, 2020. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the

Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the nine months ended September 30, 2020.
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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net loss of $120,031 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $833,354 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of September 30, 2020 of $5,181,388. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of September 30, 2020.

September 30, 2020
Beginning balance	$4,396,894
Net loss attributable to redeemable non-controlling interest	(120,031)
Change in ownership	71,171
Accretion of non-controlling interest to redemption value	833,354
Ending balance	$5,181,388

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

The Heartland SPV is currently owned 35% by Vertex Operating and 65% by Tensile-Heartland. Heartland SPV is managed by a five-member Board of Managers, of which three members are appointed by Tensile-Heartland and two are appointed by the Company. The Class A Units held by Tensile-Heartland are convertible into Class B Units as provided in the Limited Liability Company Agreement of Heartland SPV (the “Heartland Company Agreement”), based on a conversion price (initially one-for-one) which may be reduced from time to time if new Units of Heartland SPV are issued and will automatically convert into Series B Units upon certain events described in the Heartland Company Agreement.

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
The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2020:

September 30, 2020
Cash and cash equivalents	$8,072,347
Accounts receivable, net	2,879,431
Inventory	310,596
Prepaid expense and other current assets	1,968,335
Total current assets	13,230,709

Fixed assets, net	5,619,248
Finance lease right-of-use assets	1,106,671
Operating lease right-of-use assets	369,333
Intangible assets, net	1,127,352
Other assets	108,643
Total assets	$21,561,956

Accounts payable	$1,413,378
Accrued expenses	335,267
Finance lease liability-current	340,193
Operating lease liability-current	268,437
Total current liabilities	2,357,275

Finance lease liability-long term	732,174
Operating lease liability-long term	100,896
Total liabilities	$3,190,345

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net gain of $35,449 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $12,802,442 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of

September 30, 2020 of $24,746,823. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of September 30, 2020.

September 30, 2020
Beginning balance	$—
Initial adjustment of carrying amount of non-controlling interest	11,908,932
Net gain attributable to redeemable non-controlling interest	35,449
Accretion of non-controlling interest to redemption value	12,802,442
Ending balance	$24,746,823

The amounts of accretion of redeemable noncontrolling interest to redemption value of $1,287,559 and $13,635,797 presented as an adjustment to net loss attributable to Vertex Energy, Inc., to arrive at net loss available to common shareholders on the consolidated statements of operations represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the three and nine months ended September 30, 2020, respectively.

NOTE 15. ACQUISITION

Crystal Energy, LLC

On June 1, 2020, the Company entered into and closed a Member Interest Purchase Agreement with Crystal Energy, LLC ("Crystal") pursuant to which the Company agreed to buy all of the outstanding membership interests of Crystal for aggregate cash consideration of $1,822,690. This resulted in the recognition of $1,939,364 in accounts receivable, $976,512 in inventory, $14,484 in other current assets, and $1,107,670 in current liabilities. Upon the closing of the acquisition, Crystal became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a business combination.

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

NOTE 16. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of September 30, 2020, in-kind by way of the issuance of 100,071 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2020 and the issuance of 180,485 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2020. If converted in full, the 100,071 shares of Series B Preferred Stock would convert into 100,071 shares of common stock and the 180,485 shares of Series B1 Preferred Stock would convert into 180,485 shares of common stock.

Marrero Refinery Fire

On October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire. The largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. As of October 26, 2020, the facility was back up and running and in the process of filing a claim with our insurance company. The Company believes that it maintains adequate insurance coverage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•risks associated with our outstanding credit facilities, including amounts owed, restrictive covenants, security interests thereon and our ability to repay such facilities and amounts due thereon when due;

•risks associated with our outstanding preferred stock, including redemption obligations in connection therewith, restrictive covenants and our ability to redeem such securities when required pursuant to the terms of such securities and applicable law;

•the level of competition in our industry and our ability to compete;
•our ability to respond to changes in our industry;
•the loss of key personnel or failure to attract, integrate and retain additional personnel;
•our ability to protect our intellectual property and not infringe on others’ intellectual property;
•our ability to scale our business;
•our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;
•our ability to obtain and retain customers;
•our ability to produce our products at competitive rates;
•our ability to execute our business strategy in a very competitive environment;
•trends in, and the market for, the price of oil and gas and alternative energy sources;
•our ability to maintain our relationship with KMTEX;
•the impact of competitive services and products;
•our ability to integrate acquisitions;
•our ability to complete future acquisitions;
•our ability to maintain insurance;
•potential future litigation, judgments and settlements;
•rules and regulations making our operations more costly or restrictive, including IMO 2020 (defined below);
•changes in environmental and other laws and regulations and risks associated with such laws and regulations;
•economic downturns both in the United States and globally;
•risk of increased regulation of our operations and products;

•negative publicity and public opposition to our operations;
•disruptions in the infrastructure that we and our partners rely on;
•an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;
•our ability to effectively integrate acquired assets, companies, employees or businesses;
•liabilities associated with acquired companies, assets or businesses;
•interruptions at our facilities;
•unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•our ability to acquire and construct new facilities;
•certain events of default which have occurred under our debt facilities and previously been waived;
•prohibitions on borrowing and other covenants of our debt facilities;
•our ability to effectively manage our growth;
•decreases in global demand for, and the price of, oil, due to COVID-19, state, federal and foreign responses thereto;
•our ability to acquire sufficient amounts of used oil feedstock through our collection routes, to produce finished products, and in the absence of such internally collected feedstocks, our ability to acquire third-party feedstocks on commercially reasonable terms;

•risks associated with COVID-19, the global efforts to stop the spread of COVID-19, potential downturns in the U.S. and global economies due to COVID-19 and the efforts to stop the spread of the virus, and COVID-19 in general;

•the lack of capital available on acceptable terms to finance our continued growth; and
•other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first nine months of 2020, we expect GDP to continue to decline globally in the fourth quarter of 2020 and for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020 and 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending September 30, 2020, we aggregated approximately 81.4 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 69.8 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
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
Products and Services

We generate substantially all of our revenue from the sale of eight product categories. All of these products are commodities that are subject to various degrees of product quality and performance specifications.

Base Oil

Base oil is an oil to which other oils or substances are added to produce a lubricant. Typically the main substance in lubricants, base oils, are refined from crude oil.

Pygas

Pygas, or pyrolysis gasoline, is a product that can be blended with gasoline as an octane booster or that can be distilled and separated into its components, including benzene and other hydrocarbons.

Industrial Fuel

Industrial fuel is a distillate fuel oil which is typically a blend of lower quality fuel oils. It can include diesel fuels and fuel oils such as No. 1, No. 2 and No. 4 diesel fuels that are historically used for space heating and power generation. Industrial fuel is typically a fuel with low viscosity, as well as low sulfur, ash, and heavy metal content, making it an ideal blending agent.

Distillates

Distillates are finished fuel products such as gasoline and diesel fuels.

Oil Collection Services

Oil collection services include the collection, handling, treatment and sales of used motor oil and products which include used motor oil (such as oil filters) which are collected from our customers.

Metals

Metals consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.

Other re-refinery products

Other re-refinery products include the sales of asphalt, condensate, recovered products, and other petroleum products.

VGO/Marine fuel sales

VGO/Marine fuel sales relate to the sale of low sulfur fuel meeting the criteria for IMO 2020 compliant marine fuels.

The way that the product categories above fit into our three operating segments (1) Black Oil; (2) Refining and Marketing; and (3) Recovery, are indicated below:

	Black Oil(1)	Refining and Marketing(2)	Recovery(3)
Base oil	X		X
Pygas		X
Industrial fuel	X	X
Distillates		X
Oil collection services	X
Metals			X
Other re-refinery products	X		X
VGO/Marine fuel sales	X

(1) As discussed in greater detail above under “Black Oil Division”, the Black Oil segment consists primary of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; and (e) the sale of VGO (vacuum gas oil)/marine fuel.

(2) As discussed in greater detail above under “Refining and Marketing Division”, the Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility (KMTEX); and distillates.

(3) As discussed in greater detail above under “Recovery Division”, the Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes revenues generated from trading/marketing of Group III Base Oils.

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
Depreciation and amortization expense attributable to cost of revenues reflects the depreciation and amortization of the fixed assets at our refineries along with rolling stock at our collection branches.

Depreciation and amortization expense attributable to operating expenses reflects depreciation and amortization related to our corporate and administrative offices along with internet technology (IT) related items and intangibles.

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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement, entered into on the Heartland Closing Date, Heartland SPV engaged Vertex Operating and the Company to provide administrative/management services and day-to-day operational management services of Heartland SPV in connection with the collection, storage, transportation, transfer, refining, re-refining, distilling, aggregating, processing, blending, sale of used motor oil, used lubricants, wholesale lubricants, recycled fuel oil, or related products and services such as vacuum gas oil, base oil, and asphalt flux, in consideration for a monthly fee. The Administrative Services Agreement has a term continuing until the earlier of (a) the date terminated with the mutual consent of the parties; (b) a liquidation of Heartland SPV; (c) a Heartland Redemption (as described in Note 14 to the unaudited notes to the consolidated financial statements included herein); (d) the determination of Heartland SPV to terminate following a change of control (as described in the Administrative Services Agreement) of Heartland SPV or the Company; or (e)  written notice from the non-breaching party upon the occurrence of a breach which is not cured within the cure period set forth in the Administrative Services Agreement.

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

Marrero Refinery Fire

On October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. As of October 26, 2020, the facility was back up and running and in the process of filing a claim with our insurance company. The Company believes that it maintains adequate insurance coverage.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Set forth below are our results of operations for the three months ended September 30, 2020 as compared to the same period in 2019.

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2020	2019
Revenues	$37,383,632	$37,799,259	$(415,627)	(1)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	31,186,684	32,372,316	1,185,632	4%
Depreciation and amortization attributable to costs of revenues	1,313,162	1,359,629	46,467	3%
Gross profit	4,883,786	4,067,314	816,472	20%

Operating expenses:
Selling, general and administrative expenses	6,241,570	6,153,184	(88,386)	(1)%
Depreciation and amortization attributable to operating expenses	482,869	455,953	(26,916)	(6)%
Total operating expenses	6,724,439	6,609,137	(115,302)	(2)%

Loss from operations	(1,840,653)	(2,541,823)	701,170	28%

Other income (expense):
Other income	1	918,153	(918,152)	(100)%
Gain (loss) on asset sales	(136,434)	—	(136,434)	(100)%
Gain (loss) on change in value of derivative liability	256,587	1,290,792	(1,034,205)	(80)%
Interest expense	(234,671)	(826,005)	591,334	72%
Total other income (expense)	(114,517)	1,382,940	(1,497,457)	(108)%

Loss before income tax	(1,955,170)	(1,158,883)	(796,287)	(69)%

Income tax benefit (expense)	—	—	—	—%

Net Loss	(1,955,170)	(1,158,883)	(796,287)	(69)%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	480,215	(67,102)	547,317	816%
Net loss attributable to Vertex Energy, Inc.	$(2,435,385)	$(1,091,781)	$(1,343,604)	(123)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the three months ended September 30, 2020, we had a gain of $5 thousand in our hedging instruments as compare to a loss of $1.6 million for the three months ended September 30, 2019. We recognize our hedging activities from commodity derivatives in our cost of goods sold. During the three months ended September 30, 2020, compared to the same period in 2019, we saw a 10% decrease in the discount we were paying for feedstock into our refineries. In addition, we saw a 3% decrease in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the third quarter of 2020 as compared to the same period in 2019.

    Total revenues decreased by 1% for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower commodity prices and decreased volumes at our refineries; offset by the $17 million of revenue generated in from our newly acquired Crystal opertations for the three months ended September 30, 2020, compared to the same period in 2019. Total volume increased 1% during the three months ended September 30, 2020 compared to the same period in 2019. Volumes were impacted as a result of decreased availability of feedstocks, specifically used motor oil, in the overall marketplace which forced us to have reduced production rates at each of our facilities. This decrease was largely due to continued impacts of the shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic, which directly impacted the generation of used oil, which caused a reduction in volumes of feedstock available for use in our refineries. The Company saw an increase in the volume of Group III base oil during the three months ended September 30, 2020. Gross profit increased by 20% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This increase was largely a result of lower operating costs at our facilities relating to decreased transportation expenses, maintenance and contract labor, which had an impact on margins during the period, and the increases in volumes as noted above.

During the three months ended September 30, 2020, total cost of revenues (exclusive of depreciation and amortization) was $31,186,684, compared to $32,372,316 for the three months ended September 30, 2019, a decrease of $1,185,632 or 4% from the prior period. The main reason for the decrease was the result of a decline in commodity prices, which impacted our feedstock pricing and a decrease in overall operating costs at our refining facilities.

For the three months ended September 30, 2020, total depreciation and amortization expense attributable to cost of revenues was $1,313,162, compared to $1,359,629 for the three months ended September 30, 2019, a decrease of $46,417 mainly due to some of our assets becoming fully depreciated.

We had gross profit as a percentage of revenue of 13% for the three months ended September 30, 2020, compared to gross profit as a percentage of revenues of 10.7% for the three months ended September 30, 2019. The main reason for the improvement was the slight increase in volumes, along with decreases in operating expenses at our refineries during the period. In addition, the company was proactive in its risk management of commodity prices through the use of derivative instruments which resulted in a $1.6 million positive impact on gross margins when compared to the same period a year ago.

    Additionally, our per barrel margin increased 19% for the three months ended September 30, 2020, relative to the three months ended September 30, 2019. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($4,883,786 for the 2020 period versus $4,067,314 for the 2019 period). This increase was a result of the improvements in our product spreads related to decreases in feedstock product prices and decreases in operating costs at our refining facilities, during the three months ended September 30, 2020, compared to the same period during 2019.
Overall, commodity prices were down for the three months ended September 30, 2020, compared to the same period in 2019. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2020, decreased $13.62 per barrel from a three-month average of $51.56 for the three months ended September 30, 2019 to $37.95 per barrel for the three months ended September 30, 2020. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended September 30, 2020 decreased $22.74 per barrel from a three-month average of $72.97 for the three months ended September 30, 2019 to $50.22 per barrel for the three months ended September 30, 2020.

We had a loss from operations of $1,840,653 for the three months ended September 30, 2020, compared to a loss from operations of $2,541,823 for the three months ended September 30, 2019, a decrease of $701,170 or 28% from the prior year’s three-month period. The decrease in loss from operations was due to the overall reduction in operating expenses at our facilities along with increases in charges throughout our collection operations. As market conditions change, the charges for our oil collection services will fluctuate.
    We had interest expense of $234,671 for the three months ended September 30, 2020, compared to interest expense of $826,005 for the three months ended September 30, 2019, a decrease in interest expense of $591,334 or 72% from the prior period, due to having a lower balance owed under our line of credit and term loan along with a lower interest rate on the term debt outstanding during the three months ended September 30, 2020, compared to the prior year’s period. The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations.
    We had a $256,587 gain on change in value of derivative liability for the three months ended September 30, 2020, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a gain on change in the value of our derivative liability of $1,290,792 in the prior year's period. This change was mainly due to the fluctuation in the market price of our common stock and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

We had other income of $1 for the three months ended September 30, 2020, compared to other income of $918,153 for the three months ended September 30, 2019. Other income for the three months ended September 30, 2019, was in connection with the Company receiving a payment of $ 907,500 related to the proceeds of an insurance settlement for a fire that had occurred at its used oil re-refining plant located in Churchill County, Nevada, which we previously rented. The Company previously determined this loan was uncollectible and wrote it off.

We had a loss on asset sales of $136,434 for the three months ended September 30, 2020, in connection with sale of equipment compared to no gain or loss on asset sales in the prior year’s period.

    We had a net loss of $1,955,170 for the three months ended September 30, 2020, compared to a net loss of $1,158,883 for the three months ended September 30, 2019, an increase in net loss of $796,287 or 69% from the prior period. The main reason for the increase in net loss for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was attributable to the decrease in gain in derivative liability for the three months ended September 30, 2020, which decreased to $256,587 for such period, compared to $1,290,792 for the period ended September 30, 2019, offset by the $816,472 increase in gross profit as discussed above.

Each of our segments’ income (loss) from operations during the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2020	2019
Revenues	$19,988,122	$32,330,531	$(12,342,409)	(38)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	14,687,141	27,663,983	12,976,842	47%
Depreciation and amortization attributable to costs of revenues	1,041,719	1,073,520	31,801	3%
Gross profit	4,259,262	3,593,028	666,234	19%
Selling general and administrative expense	4,899,956	5,040,772	140,816	3%
Depreciation and amortization attributable to operating expenses	390,105	335,105	(55,000)	(16)%
Loss from operations	$(1,030,799)	$(1,782,849)	$752,050	42%

Refining and Marketing Segment
Revenues	$13,501,749	$3,076,454	$10,425,295	339%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,217,757	2,511,314	(10,706,443)	(426)%
Depreciation and amortization attributable to costs of revenues	121,744	147,658	25,914	18%
Gross profit	162,248	417,482	(255,234)	(61)%
Selling general and administrative expense	696,611	494,781	(201,830)	(41)%
Depreciation and amortization attributable to operating expenses	72,314	100,398	28,084	28%
Loss from operations	$(606,677)	$(177,697)	$(428,980)	(241)%

Recovery Segment
Revenues	$3,893,761	$2,392,274	$1,501,487	63%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,281,786	2,197,019	(1,084,767)	(49)%
Depreciation and amortization attributable to costs of revenues	149,699	138,451	(11,248)	(8)%
Gross profit	462,276	56,804	405,472	714%
Selling general and administrative expense	645,003	617,631	(27,372)	(4)%
Depreciation and amortization attributable to operating expenses	20,450	20,450	—	—%
Loss from operations	$(203,177)	$(581,277)	$378,100	65%

    Our Black Oil segment generated revenues of $19,988,122 for the three months ended September 30, 2020, with cost of revenues (exclusive of depreciation and amortization) of $14,687,141, and depreciation and amortization attributable to cost of revenues of $1,041,719. During the three months ended September 30, 2019, these revenues were $32,330,531 with cost of revenues (exclusive of depreciation and amortization) of $27,663,983 and depreciation and amortization attributable to cost of revenues of $1,073,520. Loss from operations improved for the three months ended September 30, 2020, compared to 2019, as a result of improvements in operating expenses through our various facilities as well as by diligent management of our street collections and pricing.

Our Black Oil segment's volume decreased approximately 6% during the three months ended September 30, 2020, compared to the same period in 2019. This decrease was largely due to continued impacts of the shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic, which directly impacted the generation of used oil, which caused a reduction in volumes of feedstock available for use in our refineries. In addition, we were impacted in the Gulf Coast region by weather delays experienced from the various hurricanes in the region during the period. The Heartland facility experienced lower demands for finished products during the three months ended September 30, 2020 compared to the same period in 2019. Volumes collected through our H&H Oil, L.P. (“H&H Oil”) (based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 5% during the three months ended September 30, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities. We started to see improvements in our collection volumes at the end of the period.

    During the three months ended September 30, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $13,217,757, of which the processing costs for our Refining and Marketing business located at KMTEX were $328,225, and depreciation and amortization attributable to cost of revenues was $121,744. Revenues for the same period were $13,501,749. During the three months ended September 30, 2019, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $2,511,314, which included the processing costs at KMTEX of $434,046, and depreciation and amortization attributable to cost of revenues was $147,658. Revenues for the same period were $3,076,454.

Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our newly acquired assets from Crystal. With the acquisition of the Crystal assets, we now operate as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. Revenues in the Refining division were up 339% during the three months ended September 30, 2020, as compared to the same period in 2019 mostly as a result of the added business line. Overall volume for the Refining and Marketing division decreased 21% during the three months ended September 30, 2020, as compared to the same period in 2019. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. In addition, volumes were slightly impacted as a result of 'stay-at-home' orders during the period. Our pygas volumes decreased 24% for the three months ended September 30, 2020, as compared to the same period in 2019. Our fuel oil cutter volumes decreased 10% for the three months ended September 30, 2020, as compared to the same period in 2019, due to lower volumes of feedstock available from third party facilities in the Gulf coast region as a result of weather delays. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

    Our Recovery segment generated revenues of $3,893,761 for the three months ended September 30, 2020, with cost of revenues (exclusive of depreciation and amortization) of $3,281,786, and depreciation and amortization attributable to cost of revenues of $149,699. During the three months ended September 30, 2019, these revenues were $2,392,274 with cost of revenues (exclusive of depreciation and amortization) of $2,197,019, and depreciation and amortization attributable to cost of revenues of $138,451. Income from operations increased for the three months ended September 30, 2020, compared to 2019, as a result of increased volumes attributable to our Recovery division and margins related thereto, through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acts as Penthol C.V. of the Netherlands aka Penthol LLC's (a Penthol subsidiary in the United States) (“Penthol’s”) exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States. Revenues for this division increased 63% as a result of an increase in volumes during the three months ended September 30, 2020, compared to the same period in 2019. Volumes were up in our metals division during the three months ended September 30, 2020, compared to the same period during 2019, due to certain one-time projects. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Set forth below are our results of operations for the nine months ended September 30, 2020 as compared to the same period in 2019.

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2020	2019
Revenues	$94,961,188	$120,777,263	$(25,816,075)	(21)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	80,221,343	103,732,086	23,510,743	23%
Depreciation and amortization attributable to costs of revenues	3,731,320	3,965,626	234,306	6%
Gross Profit	11,008,525	13,079,551	(2,071,026)	(16)%

Operating expenses:
Selling, general and administrative expenses	18,972,648	17,529,784	(1,442,864)	(8)%
Depreciation and amortization attributable to operating expenses	1,412,719	1,367,859	(44,860)	(3)%
Total operating expenses	20,385,367	18,897,643	(1,487,724)	(8)%
Loss from operations	(9,376,842)	(5,818,092)	(3,558,750)	(61)%

Other income (expense):
Other Income	101	920,071	(919,970)	(100)%
Gain (loss) on sale of assets	(124,090)	31,443	(155,533)	(495)%
Gain (loss) on change in value of derivative liability	1,844,369	331,715	1,512,654	456%
Interest expense	(796,930)	(2,322,780)	1,525,850	66%
Total other income (expense)	923,450	(1,039,551)	1,963,001	189%

Loss before income taxes	(8,453,392)	(6,857,643)	(1,595,749)	(23)%

Income tax (expense) benefit	—	—	—	—%

Net loss	(8,453,392)	(6,857,643)	(1,595,749)	(23)%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	190,771	(374,862)	565,633	151%
Net loss attributable to Vertex Energy, Inc.	$(8,644,163)	$(6,482,781)	$(2,161,382)	(33)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the nine months ended September 30, 2020, we had a gain of $4.4 million in our hedging instruments, which lowered our cost of goods sold. As demand for used oil feedstock increases, the prices we are required to pay for such feedstock typically increases as well – i.e., the discount pricing to non-used oil shrinks, which increases our acquisition costs. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. As demand for used oil feedstock increases, the prices we are required to pay for such feedstock typically increases as well – i.e., the discount pricing to non-used oil shrinks, which increases our acquisition costs.

Our cost of revenues are a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks (which relates to everything from how efficient our collection trucks are in their collection routes to how efficiently we operate our facilities), and the cost of turn-arounds and other maintenance at our facilities.

    Total revenues decreased by 21% for the nine months ended September 30, 2020 compared to the same period in 2019, due primarily to lower commodity prices and decreased volumes at our refineries, during the nine months ended September 30, 2020, compared to the prior year's period. Total volume was down 5% during the nine months ended September 30, 2020, compared to the same period in 2019.

During the nine months ended September 30, 2020, total cost of revenues (exclusive of depreciation and amortization) was $80,221,343, compared to $103,732,086 for the nine months ended September 30, 2019, a decrease of $23,510,743 or 23% from the prior period. The main reason for the decrease was the result of a decline in commodity prices, which impacted our feedstock pricing, a decrease in volumes throughout the business as well as recent efforts in reducing operating costs at our facilities.

    Additionally, our per barrel margin decreased 11% for the nine months ended September 30, 2020, relative to the nine months ended September 30, 2019, due to lower volumes, along with decreases in commodity prices for the finished products we sell during the nine months ended September 30, 2020, compared to the same period during 2019. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($11,008,525 for the 2020 period versus $13,079,551 for the 2019 period). The 23% decrease in cost of revenues (exclusive of depreciation and amortization) for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly a result of the decrease in commodity prices, lower volumes at our refining facilities during the period and decreases in operating expenses at our facilities.

Volumes in our street collections were down 2% for the nine months ended September 30, 2020, as compared to the same period in 2019, and we saw a 10% decrease in the discount we were paying for feedstock into our refineries during the period. In addition, we saw an 8% decrease in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the nine months ended September 30, 2020, as compared to the same period in 2019. The cost of the oil collected was down 10% and revenue was up 34% from the prior period. The reduction in collection costs is a function of route efficiencies and increased volumes of collections when compared to fixed costs across our collection operations, as well as aggressive price changes on the street. Overall, this provided an additional 15% of gross margin to the business or approximately $2 million, for the nine-month period ended September 30, 2020. These improvements were mostly a result of an improvement in logistic costs for the period, as well as efficiencies in operations of our refineries and reductions in maintenance costs for the period. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

For the nine months ended September 30, 2020, total depreciation and amortization expense attributable to cost of revenues was $3,731,320, compared to $3,965,626 for the three months ended September 30, 2019, a decrease of $234,306 mainly due to some of our assets becoming fully depreciated.

We had gross profit as a percentage of revenue of 11.6% for the nine months ended September 30, 2020, compared to gross profit as a percentage of revenues of 10.8% for the nine months ended September 30, 2019. The main reason for the improvement was a combination of reduced operating costs along with reduced product pricing on a per barrel basis. In addition, the company was proactive in its risk management of commodity prices through the use of derivative instruments which resulted in a $4.4 million positive impact on gross margins when compared to the same period a year ago.

In addition, commodity prices decreased approximately 35% for the nine months ended September 30, 2020, compared to the same period in 2019. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the nine months ended September 30, 2020, decreased $24.92 per barrel from a nine-month average of $58.35 for the nine months ended September 30, 2019, to $33.43 per barrel for the nine months ended September 30, 2020.

We had selling, general, and administrative expenses of $18,972,648 for the nine months ended September 30, 2020, compared to $17,529,784 of selling, general, and administrative expenses for the prior year's period, an increase of $1,442,864 or 8%. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our Tensile transaction which closed in the first part of the year, as disclosed in greater detail under “Part I” - “Item 1. Financial Statements” - “Note 14. Share Purchase and Subscription Agreements”.

    We had a loss from operations of $9,376,842 for the nine months ended September 30, 2020, compared to a loss from operations of $5,818,092 for the nine months ended September 30, 2019, an increase of $3,558,750 or 61% from the prior year’s nine-month period.  The increase was mainly due to a decrease in overall revenues for the nine months ended September 30, 2020, due to the reasons discussed above.

    We had interest expense of $796,930 for the nine months ended September 30, 2020, compared to interest expense of $2,322,780 for the nine months ended June 30, 2019, a decrease in interest expense of $1,525,850 or 66%, due to a lower amount of term debt outstanding during the nine months ended September 30, 2020, compared to the prior period. The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations.

We had other income of $101 for the nine months ended September 30, 2020, compared to $920,071 for the nine months ended September 30, 2019, which was in connection with the Company receiving a payment of $907,500 related to the proceeds of an insurance settlement for a fire that had occurred at the used oil re-refining plant located in Churchill County, Nevada, which we previously rented. The Company previously determined this loan was uncollectible and wrote it off.

    We had a loss on the sale of assets of $124,090 for the nine months ended September 30, 2020, compared to a gain on the sale of assets of $31,443 for the nine months ended September 30, 2019.

    We had a $1,844,369 gain on change in value of derivative liability for the nine months ended September 30, 2020, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a gain on change in the value of our derivative liability of $331,715 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

    We had a net loss of $8,453,392 for the nine months ended September 30, 2020, compared to a net loss of $6,857,643 for the nine months ended September 30, 2019, an increase in net loss of $1,595,749 or 23% from the prior period due to the reasons described above. The majority of our net loss for the nine months ended September 30, 2020, was attributable to the decline in market conditions and commodity prices.

Each of our segments’ income (loss) from operations during the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2020	2019
Revenues	$61,062,628	$103,053,529	$(41,990,901)	(41)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	46,601,716	88,374,446	41,772,730	47%
Depreciation and amortization attributable to costs of revenues	2,960,699	3,122,664	161,965	5%
Gross profit	11,500,213	11,556,419	(56,206)	*%
Selling, general and administrative expense	15,180,569	14,500,306	(680,263)	(5)%
Depreciation and amortization attributable to operating expenses	1,072,877	1,005,315	(67,562)	(7)%
Loss from operations	$(4,753,233)	$(3,949,202)	$(804,031)	(20)%

Refining Segment
Revenues	$22,309,670	$9,212,477	$13,097,193	142%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	21,772,587	7,767,882	(14,004,705)	(180)%
Depreciation and amortization attributable to costs of revenues	341,498	431,948	90,450	21%
Gross profit	195,585	1,012,647	(817,062)	(81)%
Selling, general and administrative expense	1,867,027	1,424,572	(442,455)	(31)%
Depreciation and amortization attributable to operating expenses	278,492	301,194	22,702	8%
Loss from operations	$(1,949,934)	$(713,119)	$(1,236,815)	(173)%

Recovery Segment
Revenues	$11,588,890	$8,511,257	$3,077,633	36%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	11,847,040	7,589,758	(4,257,282)	(56)%
Depreciation and amortization attributable to costs of revenues	429,123	411,014	(18,109)	(4)%
Gross profit (loss)	(687,273)	510,485	(1,197,758)	(235)%
Selling, general and administrative expense	1,925,052	1,604,906	(320,146)	(20)%
Depreciation and amortization attributable to operating expenses	61,350	61,350	—	—%
Loss from operations	$(2,673,675)	$(1,155,771)	$(1,517,904)	(131)%

* Less than 1%.

    Our Black Oil segment generated revenues of $61,062,628 for the nine months ended September 30, 2020, with cost of revenues (exclusive of depreciation and amortization) of $46,601,716, and depreciation and amortization attributable to cost of revenues of $2,960,699. During the nine months ended September 30, 2019, these revenues were $103,053,529 with cost of revenues (exclusive of depreciation and amortization) of $88,374,446, and depreciation and amortization attributable to cost of revenues of $3,122,664 Income from operations decreased for the nine months ended September 30, 2020, compared to 2019, as a result of lower volumes of processed products at the refineries, and other facilities, as well as an overall decrease in margins throughout the business as a result of lower commodity pricing, offset by decreased operating expenses through our various facilities, along with diligent management of our street collections and pricing.

Our Black Oil segment's volume decreased approximately 18% during the nine months ended September 30, 2020, compared to the same period in 2019. This decrease was largely due to the overall economic impact of the 'stay-at-home' orders that were imposed as a result of the COVID-19 pandemic. Volumes collected through our H&H Oil and Heartland collection facilities decreased 2% during the nine months ended September 30, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

    Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our newly acquired assets from Crystal. With the acquisition of the Crystal assets, we now operate as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. During the nine months ended September 30, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $21,772,587, of which the processing costs for our Refining and Marketing business located at KMTEX were $1,202,050, and depreciation and amortization attributable to cost of revenues of $341,498. Revenues for the same period were $22,309,670. During the nine months ended September 30, 2019, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $7,767,882, which included the processing costs at KMTEX of $1,419,225, and depreciation and amortization attributable to cost of revenues of $431,948 .Revenues for the same period were $9,212,477.

Overall volume for the Refining and Marketing division decreased 16% during the nine months ended September 30, 2020, as compared to the same period in 2019. Our fuel oil cutter volumes decreased 46% for the nine months ended September 30, 2020, compared to the same period in 2019. Our pygas volumes decreased 6% for the nine months ended September 30, 2020, as compared to the same period in 2019. The lower margins were a result of decreases in available feedstock volumes. We experienced a large decrease in volumes being received from third party facilities as a result of COVID-19 as well as recent weather delays as a result of the hurricanes in the Gulf which caused some of these facilities to shut-down operations for short periods of time. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

    Our Recovery segment generated revenues of $11,588,890 for the nine months ended September 30, 2020, with cost of revenues (exclusive of depreciation and amortization) of $11,847,040, and depreciation and amortization attributable to cost of revenues of $429,123. During the nine months ended September 30, 2019, these revenues were $8,511,257 with cost of revenues (exclusive of depreciation and amortization) of $7,589,758, and depreciation and amortization attributable to cost of revenues of $411,014. Income from operations decreased for the nine months ended September 30, 2020, compared to 2019, as a result of increased operating expenses through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acts as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States. Revenues for this division increased 36% as a result of increased volumes compared to the same period in 2019. Volumes of petroleum products acquired in our Recovery business were up 20% during the nine months ended September 30, 2020, compared to the same period during 2019. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and income before income taxes from period to period. These projects are typically bid related and can take time to line out and get started; however, we believe these are very good projects for the Company and we anticipate more in the upcoming periods.

The Company purchases product/feedstock from third-party collectors as well as internally collected product using its fleet of trucks. Our long-term goal is to collect as much of our product/feedstock as possible as this helps to improve margins and ultimately net income of the Company. The more product/feedstock we can collect with our own fleet and displace third-party purchases improves the overall profitability of the Company through cost reductions, as our internally collected product/feedstock is generally cheaper than product/feedstock we have to purchase from third-parties. In general, the more product/feedstock we are required to acquire from third-parties, the lower our margins. While the breakdown between internally sourced and third-party sourced product/feedstock has no effect on revenue (which is a function of fluctuating product spreads), it does have an effect on cost of revenues, and therefore our profit before corporate selling, general and administrative expenses. Specifically, a higher number of third-party sourced product/feedstock generally results in increases to costs of revenues. Inventories are also affected to a limited extent by collection and production values – the more product we collect, the greater our inventories of product/feedstock, at least until such product/feedstock is processed into end-products. The inventory levels of our end-products are determined based on supply and demand, and how quickly such products can be transported, and not typically dependent on the amount of products/feedstock we source internally or externally.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2020, for our key benchmarks.

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
Reported in Platt's US Marketscan (Gulf Coast)

We saw an extreme drop in March and April of 2020, in each of the benchmark commodities we track compared to the same period in 2019. The extreme drop in market prices was a result of COVID-19, which led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in response to efforts to control the spread of COVID-19, such as 'shelter-in-place' orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter of 2020 and global storage considerations. Moving towards the end of 2020 and into 2021, we anticipate that our results of operations will continue to be significantly impacted by the price of, and demand for oil, COVID-19 and the global response thereto.

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

    We had total assets of $125,153,280 as of September 30, 2020, compared to $120,759,919 at December 31, 2019. The increase was mainly due to the generation of additional liquidity from the closing of the Tensile transaction relating to Heartland SPV as discussed above, during the nine months ended September 30, 2020.

    We had total current liabilities of $23,391,460 as of September 30, 2020, compared to $24,797,299 at December 31, 2019. We had total liabilities of $61,069,930 as of September 30, 2020, compared to total liabilities of $69,511,546 as of December 31, 2019. The decrease in current liabilities and total liabilities was mainly in connection with the generation of additional liquidity from the closing of the Heartland SPV transaction during the nine months ended September 30, 2020, and the reduction of debt associated therewith.
    We had working capital of $9,534,250 as of September 30, 2020, compared to working capital of $2,609,609 as of December 31, 2019. The increase in working capital from December 31, 2019 to September 30, 2020 is mainly due to the generation of additional liquidity from the closing of the Heartland SPV transaction during the nine months ended September 30, 2020.

    The Company received a total of $21.0 million from the Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations, approximately $7.0 million is included in cash as of September 30, 2020, and the remaining balance was used to fund operations.

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

    The Company's outstanding debt facilities as of September 30, 2020 and December 31, 2019 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,658,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	3,276,230
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,250,617	—
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	465,678	551,260
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$337,155	410,928	—
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	485,745	—
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	140,487	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	195,761	264,014
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	4,485	12,341
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	—
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,893,668	1,165,172
Total					14,727,369	18,602,017
Deferred finance costs					—	(47,826)
Total, net of deferred finance costs					$14,727,369	$18,554,191

    Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$4,758,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	—	—	—	—	—	—
Encina Business Credit, LLC	158,966	1,091,651	—	—	—	—
John Deere Note	37,071	37,991	38,934	26,491	—	—
Well Fargo Equipment Lease- Ohio	119,356	125,643	132,261	88,418	—	—
AVT Equipment Lease-Ohio	124,308	135,272	151,348	—	—	—
AVT Equipment Lease-HH	145,296	158,111	182,338	—	—	—
Tetra Capital Lease	96,530	99,231	—	—	—	—
Well Fargo Equipment Lease- VRM LA	4,485	—	—	—	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Various institutions	1,893,668	—	—	—	—	—
Totals	$5,357,141	$8,750,438	$504,881	$114,909	$—	$—

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

(1)actual or anticipated variations in our results of operations;

(2)the market for, and volatility in, the market for oil and gas;

(3)our ability or inability to generate new revenues; and

(4)the number of shares in our public float.

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

    Cash flows for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning cash, cash equivalents and restricted cash	$4,199,825	$2,849,831
Net cash provided by (used in):
Operating activities	1,351,184	(3,058,106)
Investing activities	(6,005,620)	(3,200,700)
Financing activities	16,107,716	5,812,788
Net increase (decrease) in cash, cash equivalents and restricted cash	11,453,280	(446,018)
Ending cash, cash equivalents and restricted cash	$15,653,105	$2,403,813

Net cash provided by operating activities was $1,351,184 for the nine months ended September 30, 2020, as compared to net cash used in operating activities of $3,058,106 during the corresponding period in 2019. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the increase in cash provided by operating activities for the nine month period ended September 30, 2020, compared to the same period in 2019, was the fluctuation in market and commodity prices during the nine months ended September 30, 2020, a decrease of $4,952,388 in accounts receivable and $3,939,674 in inventory, and $5,484,734 of net cash settlements on commodity derivatives.

Investing activities used cash of $6,005,620 for the nine months ended September 30, 2020, as compared to having used $3,200,700 of cash during the corresponding period in 2019, due mainly to the purchase of fixed assets and the acquisition of Crystal.

    Financing activities provided cash of $16,107,716 for the nine months ended September 30, 2020, as compared to providing cash of $5,812,788 during the corresponding period in 2019. Financing activities for the nine months ended September 30, 2020 were comprised of contributions from the Tensile transaction of $21.0 million, offset by approximately $9.7 million used to pay down our long-term debt, $4.2 million of proceeds from our PPP loan (described in greater detail under “Note 6. Line of Credit and Long-Term Debt” to the unaudited financial statements included herein, under “Loan Agreements”), and $3.3 million of payments on our line of credit. Financing activities for the nine months ended September 30, 2019 were comprised of note proceeds of approximately $2.8 million, offset by approximately $3.5 million used to pay down our long-term debt, and $1.5 million of proceeds on our line of credit.

More information regarding our outstanding line of credits, promissory notes and long-term debt can be found under “Note 6. Line of Credit and Long-Term Debt” to the unaudited financial statements included herein.

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
    Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2020.

Leases
    In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in “Part I” - “Item 1. Financial Statements” - "Note 13. Leases".

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
Redeemable Noncontrolling Interest
    As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying September 30, 2020 and December 31, 2019 consolidated balance sheets (provided that the Heartland SPV interest was not outstanding until January 2020). If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Variable Interest Entities
    The Company has investments in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, (2) as a group, (the holders of the equity investment at risk), do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impacts the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”
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

    At September 30, 2020, the Company had approximately $6.9 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.55% at September 30, 2020) plus 6.50% per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO)(principal executive officer) and Chief Financial Officer (CFO) (principal accounting/financial officer), as appropriate, to allow timely decisions regarding required disclosures.

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2019), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 4, 2020 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K for the year ended December 31, 2019, under “Risk Factors”, which risk factors from the Form 10-K are incorporated by reference in this Item 1A. Risk Factors, subject to updates to such risk factors as provided below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, from the fourth quarter of 2019 to the first quarter of 2020, we once again used TCEP for the purpose of producing finished cutterstock. Starting in the first quarter of 2020, with declining oil prices, such use of TCEP for its originally intended purpose became non-economical. When oil prices are low (such as they are now) we anticipate using TCEP only to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana, versus for its original intended purpose, producing finished cutterstock. This is because when oil prices are low, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. If oil prices continue to remain low in the future it may be inefficient to operate TCEP to re-refine oil, which may have a negative effect on our cash flows and results of operations. Since the first quarter of 2020, we have used TCEP solely to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana.

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

In addition to our customers, the suppliers of our feedstock may also be affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of prior sharp downturns in the price of oil (used and otherwise) in 2015-16 saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Additionally, as a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. Any similar decline in the price of oil and/or the economy in general, including those which we are currently experiencing, will likely create a further decrease in the supply of feedstock, prevent us from maintaining our required levels of output and/or force us to seek additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations. We anticipate the above being exacerbated by the further uncertainty regarding the COVID-19 outbreak.A prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, will likely continue to have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The risk factor entitled “Disruptions in the supply of feedstock and/or increases in the cost of feedstock could have an adverse effect on our business.”, from the Form 10-K is replaced and superseded by the following:

Disruptions in the supply of feedstock and/or increases in the cost of feedstock could have an adverse effect on our business.

We depend on the continuing availability of raw materials, including feedstock, to remain in production. Additionally, we depend on the price of such raw materials, including feedstock being reasonable to us in relation to the prices we are able to receive for our final products. As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A continued disruption in supply of feedstock, such as we are currently experiencing, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at our plants and which are available to be processed by our third-party processors. Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition.

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

Our feedstock customer base is primarily composed of small businesses in the vehicle repair and manufacturing industries. The high concentration of our feedstock customers that are small businesses exposes us to significant risk.  Small businesses start, close, relocate, and are acquired and sold frequently. Small businesses have also been more significantly affected by decreased demand caused by COVID-19, the reduction in vehicle miles driven, and therefore, the reduction in the demand for oil change and vehicle repair services, as a result of ‘work-from-home’ mandates and recommendations and the overall decline in economic activity caused by COVID-19 and the efforts to curtail the spread of the virus. In addition, small businesses are often impacted more significantly by economic recessions when compared to larger businesses. As a result, we must continually identify new feedstock customers and expand our business with existing feedstock customers in order to sustain our growth and feedstock supply. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business. We have also seen that our suppliers have been significantly impacted, both in their ability to operate, and the amount of feedstock they produce, due to the governmental responses to COVID-19 including stay-at-home orders and the reduced demand for their services relating thereto. In the event these decreases in feedstock continue, it will have a material adverse effect on our year-over-year results of operations, our ability to generate higher quality products for sale, the amount of feedstocks we are required to purchase from third parties, the demand for such third-party feedstocks, and therefore the price we are required to pay for such third party feedstocks, the amount of feedstock we have available for use in finished products, and consequently, our net income.

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

We were required to redeem any non-converted shares of (a) Series B Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $3.10 per share (or $12.7 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $1.56 per share (or $11.5 million in aggregate as of the date of this filing), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the redemption date of the Series B and B1 Preferred Stock has automatically been extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities (and any facilities which replace or refinance the Credit Agreements) no longer prohibit such redemptions. Effective on June 24, 2020, the dividend rate of such Series B and B1 Preferred Stock increased to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate and the additional shares of Series B and B1 Preferred Stock and/or common stock due to the holders of such Series B and B1 Preferred Stock in connection therewith, may cause significant dilution to existing shareholders.

Notwithstanding the above, pursuant to the Nevada Revised Statutes, no redemption of the Series B or B1 Preferred Stock is allowed unless such redemption would not result in the Company (i) having less (a) assets than its (b) total liabilities plus the liquidation rights of any preferred stock or other preferred right holders and/or (ii) being unable to pay its debts as they become due after such redemption. Furthermore, the Series B and B1 Preferred Stock designations currently only provide for an ‘all or nothing’ type redemption, and as such, regardless of the compliance of the redemptions of the Series B and B1 Preferred Stock with the terms of the Company’s senior credit agreements, the Company anticipates being legally unable to redeem the Series B and B1 Preferred Stock due to the requirements of Nevada law and the ‘all or nothing’ requirement of such preferred stock until such time as the Company has sufficient cash on hand to pay the entire liquidation preference of the Series B and B1 Preferred Stock ($24.3 million) and has sufficient cash left over to pay its debts as they become due.

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

Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $24.2 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock at any time in the foreseeable future.

The risk factor entitled “Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.”, from the Form 10-K is replaced and superseded by the following:

Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.

Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, and those operated by third parties on which we rely, including, but not limited to KMTEX, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period. In the event any of our facilities or those of third parties on which we rely are offline for an extended period, it could have a material adverse effect on our results of operations and consequently the price of our securities. For example, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. As of October 26, 2020, the facility was back up and running and in the process of filing a claim with our insurance company. The Company believes that it maintains adequate insurance coverage.

    The following are new risk factors which supplement the risk factors included in the Form 10-K:

Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our revenue is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. For example, beginning in December 2019 and continuing through the date of this filing, the outbreak of the COVID-19 coronavirus has resulted in decreased production in China and other countries around the world, as well as decreased demand for products and materials in general, and has consequently led to a decrease in global shipping. Furthermore, risks associated with the potential spread of the new strain of coronavirus has resulted in additional declines in shipping volumes with ships from oil tankers to container lines being turned away from ports, or held in quarantine, due to the fear of spreading the virus. The shipping segment has suffered even more as factories have been shut down across the world and travel restrictions have been put in place to control the spread of the coronavirus outbreak. It is anticipated that the diminished demand for transported goods as a result of such slowdown and shutdowns will continue to weigh on the shipping industry for months ahead.

Similarly, the recent economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, have significantly reduced the demand for, and price of oil (which reached all-time lows earlier this year) and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders, has reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which has had a material adverse effect on our year-over-year results of operations.

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

While the overall impact of the COVID-19 coronavirus on our results of operations at this point is uncertain, we anticipate that the factors discussed above and others, will have a negative effect on our results of operations for the fourth quarter of 2020 and into the 2021 year, depending on how long the global slowdown associated with the virus and its after effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

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

However, given the unprecedented turmoil in U.S. and world financial markets over the last few months, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days (beginning after the end of the tolling period, which ends on July 1, 2020), or until December 28, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by December 28, 2020, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

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

On May 5, 2020, we received a $4.222 million loan (the “PPP Loan”) from Texas Citizens Bank, NA (the “PPP Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (the “PPP Note”), dated effective April 28, 2020, issued by the Company to the PPP Lender. The PPP Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such PPP Loan funds are used for payroll). The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the respective PPP Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full.  With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the PPP Lender or other creditors. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value our common stock to decline in value. Separately, we face risks associated with the fact that the Treasury Department and a House oversight subcommittee has recently requested that certain large public companies return prior PPP Loans which have been obtained by such public companies and Treasury Secretary Steven Mnuchin has warned that public companies receiving loans over $2 million would be audited and could have potential criminal liability if their certifications (required to obtain such loans) were untrue. As a result, we could face penalties in connection with the PPP Loan and/or negative reactions from the public associated with our PPP Loan, either of which could cause the value of our common stock to decline in value.

Item 2. Recent Sales of Unregistered Securities

    There have been no sales of unregistered securities during the quarter ended September 30, 2020 and from the period from July 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except as set forth below:

    For the period from July 1, 2020 to September 30, 2020, a total of approximately $310,220 of dividends accrued on our outstanding Series B Preferred Stock and for the period from July 1, 2020 to September 30, 2020, a total of approximately $281,557 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 100,071 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2020 and the issuance of 180,485 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2020. The maximum number of shares of common stock issuable upon conversion of the 100,071 shares of Series B Preferred Stock issued in lieu of September 30, 2020 dividends, if converted in full, would total 100,071 shares of common stock and the maximum number of shares of common stock issuable upon conversion of the 180,485 shares of Series B1 Preferred Stock issued in lieu of September 30, 2020 dividends, if converted in full, would total 180,485 shares of common stock.

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

    As a result of the issuances described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 419,859 shares of common stock; 4,102,690 outstanding shares of Series B Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 4,102,690 shares of common stock; and 7,399,649 outstanding shares of Series B1 Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 7,399,649 shares of common stock.

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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
2.1(+)	Share Purchase and Subscription Agreement dated January 17, 2020, by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.1	1/24/2020	001-11476
10.1	Joint Supply and Marketing Agreement dated January 10, 2020, by and between Bunker One (USA) Inc. and Vertex Energy Operating, LLC		8-K	10.1	1/13/2020	001-11476
10.2	Limited Liability Company Agreement of HPRM LLC dated January 17, 2020		8-K	10.2	2/13/2020	001-11476
10.3	Fourth Amendment to Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.1	4/24/2020	001-11476
10.4	Fourth Amendment to ABL Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.2	4/24/2020	001-11476
10.5	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	10.1	11/1/2019	001-11476
10.6	Vertex Energy, Inc. 2020 Equity Incentive Plan		8-K	10.2	2/23/2020	001-11476
10.7	Form of 2019 Equity Incentive Plan Stock Option Agreement		8-K	10.3	2/23/2020	001-11476
10.8	Fifth Amendment To Credit Agreement dated August 7, 2020 by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, the other borrowers signatory thereto, Encina Business Credit, LLC, as agent, and the lenders signatory thereto		10-Q	10.8	8/11/2020	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

VERTEX ENERGY, INC.

Date: November 9, 2020	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)