Form 10-K
period 2020-12-31
Vertex Energy Inc.
filed 2021-03-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________
Commission File Number 001-11476

———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

Nevada	94-3439569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1331 Gemini Street, SUITE 250, Houston, Texas	77058
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 866-660-8156
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	VTNR	The NASDAQ Stock Market LLC (Nasdaq Capital Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $26,644,057. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 49,888,947 shares of common stock issued and outstanding as of March 8, 2021. On January 26, 2021, a holder of the issuer’s Series B Convertible Preferred Stock and Series B1 Convertible Preferred Stock, converted 420,224 shares of Series B Convertible Preferred Stock and 1,103,297 shares of Series B1 Convertible Preferred Stock into common stock, on a one-for-one basis, pursuant to the terms of such securities; on February 3, 2021, a warrant holder exercised warrants to purchase 98,537 shares of common stock, and paid the $150,762 exercise price in connection with such exercise to the issuer; and on March 1, 2021, a holder of the issuer’s Series B Preferred Stock agreed to exchange 708,547 shares of Series B Convertible Preferred Stock, which had an aggregate liquidation preference of $2,196,496 ($3.10 per share), for 1,098,248 shares of the issuer’s common stock. All of such issuances are still in process and all such shares of common stock have not been formally issued as of the date of this Report, and such conversions, exercise, exchange and issuances, have not been reflected in the number of outstanding securities of the issuer disclosed herein, as a result.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
•risks associated with our outstanding preferred stock, including redemption obligations in connection therewith, restrictive covenants and our ability to redeem such securities pursuant to the terms of such securities and applicable law;
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
•our ability to maintain our relationships with KMTEX and Bunker One (USA) Inc;
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

•repayment of and covenants in our debt facilities;
•the lack of capital available on acceptable terms to finance our continued growth; and
•other risk factors included under “Risk Factors” in this Report.
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
Please see the definitions below, and the “Glossary of Selected Terms” incorporated by reference as Exhibit 99.1 hereto, for a list of abbreviations and definitions used throughout this report.

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
Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2020 means the year ended December 31, 2020, whereas fiscal 2019 means the year ended December 31, 2019.

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
Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•our need for additional funding, the availability of, and terms of, such funding;
•risks associated with our outstanding credit facilities, including amounts owed, restrictive covenants, security interests thereon and our ability to repay such facilities and amounts due thereon when due;
•risks associated with our outstanding preferred stock, including the liquidation preference associated therewith, redemption obligations in connection therewith, restrictive covenants and our ability to redeem such securities when required pursuant to the terms of such securities and applicable law;
•the level of competition in our industry and our ability to compete;
•the supply and demand for oil and used oil, as well as used oil feed stocks and the price of oil and the feedstocks we use in our operations, process and sell;
•the availability of used oil feedstocks;
•our economics of using TCEP for its intended purpose;
•the outcome of natural disasters, hurricanes, floods, war, terrorist attacks, fires and other events negatively impacting our facilities and operations;
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
•our ability to maintain our relationship with KMTEX and Bunker One (USA) Inc.;
•the impact of competitive services and products;
•our ability to integrate acquisitions;
•our ability to complete future acquisitions;
•our ability to maintain insurance;
•potential future litigation, judgments and settlements;

•risk of increased regulation of our operations and products and rules and regulations making our operations more costly or restrictive, including IMO 2020;
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
•the costs of required insurance, our lack of insurance, or claims not covered by our insurance;
•the redemptive rights of our agreements with partners;
•our lack of effective disclosure controls and procedures and internal control over financial reporting;
•loss of our ability to use net operating loss carry-forwards;
•quarterly changes in the carrying values of our preferred stock and warrants due to fluctuations in our stock price and other matters;
•improvements in alternative energy sources and technologies;
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
•the sporadic and volatile nature of the market for our common stock;
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding preferred stock.

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
Vertex Holdings Acquisition

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
Omega Refining Acquisition

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
Heartland Acquisition

    In December, 2014, we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed below), effective January 1, 2020, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC ("Vertex OH"). The assets and operations acquired from Heartland fall under our Black Oil segment.
Myrtle Grove Share Purchase and Subscription Agreement

On July 26, 2019 (the “MG Closing Date”), Vertex Refining Myrtle Grove LLC (“MG SPV”), a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below, Vertex Operating, Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), and solely for the purposes of the MG Guaranty (defined below), the Company, entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).

Prior to entering into the MG Share Purchase, Vertex Operating’s wholly-owned subsidiary, Vertex Refining LA, LLC, (“Vertex LA”), transferred all of the operating assets owned by it and related to the planned development of the MG Refinery (as defined below), which the parties agreed had a fair market value of $22,666,667, to MG SPV in consideration for 21,667 Class A Units and 1,000 Class B Units of MG SPV, which units were distributed to Vertex Operating. At the closing of the MG Share Purchase (on the MG Closing Date), Vertex Operating sold 1,000 of the Class B Units to Tensile-MG in consideration of the payment to it of $1 million by Tensile-MG, and Tensile-MG purchased an additional 3,000 Class B Units directly from MG SPV for $3 million (less Tensile’s fees and expenses incurred in connection with the transaction, totaling $850,000).

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15% ownership interest in MG SPV, which in turn now owns the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”). Vertex Operating owns the remaining 85% of MG SPV.

MG SPV Limited Liability Company Agreement

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

Additionally, the Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of an MG Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of the (A) aggregate unpaid Class B yield, equal to 22.5% per year and (B) amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such MG Redemption date. “MG Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the MG Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (e) the material failure of the

Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV.

    Distributions of available cash of MG SPV pursuant to the MG Company Agreement (including pursuant to liquidations of MG SPV), subject to certain exemptions set forth therein, are to be made (a) first, to the holders of the Class B Units, in an amount equal to the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders (initially Tensile-MG)(such aggregate capital invested by the Class B Unit holders, the “MG Invested Capital”, which totals $3 million as of the Closing Date), less prior distributions (the greater amount of (A) and (B), the “Class B Priority Distributions”); (b) second, the Class B Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate MG Invested Capital; (c) third, the Class A Unitholders (other than Class A Unitholders which received Class A Units upon conversion of Class B Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders

On or after July 26, 2022, the Company or any of its subsidiaries, may elect to purchase all of the outstanding units of MG SPV held by Tensile-MG (or any assignee of Tensile-MG) as discussed in the MG Company Agreement.

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

The Heads of Agreement has a term of ten years, beginning effective on January 1, 2020, and continuing through April 30, 2029, provided that the agreement extends for additional five-year periods thereafter unless either party provides the other at least 120 days’ notice of non-renewal before any such automatic renewal date. The agreement can also be terminated by either party upon an event of default (as described in the Heads of Agreement), subject to required thirty days’ notice of such event of default and the opportunity for the breaching party to cure. The Heads of Agreement contains standard and customary events of default, including failure to pay amounts when due, failure to comply with the terms of the agreement, insolvency and the occurrence of a Change of Control, each subject to the terms of the agreement. A Change of Control is defined in the agreement as any party (a) engaged in the bunkering business (i.e., the supplying of fuel used by ships), as to Bunker One, or (b) engaged in the refining business, as to Vertex, obtaining control of such applicable party by way of any transaction or series of transactions.

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

JSMA

Also, on January 10, 2020, Vertex Operating entered into a Joint Supply and Marketing Agreement (the “JSMA”), with Bunker One. The JSMA is effective as of May 1, 2020, and provides for Bunker One to acquire 100% of the production from the Company’s Marrero, Louisiana re-refining facility (which produces approximately 100,000 barrels per month of a bunker suitable fuel for offshore use and use as a marine vessel’s propulsion system (“Bunker Fuel”)) at the arithmetic mean of Platts #2 USGC Pipe and Platt’s ULSD USGC Waterborne on agreed pricing days less an agreed upon discount, adjusted every three months.

Pursuant to the JSMA, the parties agreed to the percentages pursuant to which net profit will be split between the parties, relating to the sale of such Bunker Fuel by Bunker One, which is to be sold in Texas, Louisiana, Alabama and areas immediately adjacent thereto if mutually agreed (collectively, the “Area”).

Pursuant to the JSMA, (i) the Company is primarily responsible for the sourcing and storing of the feedstock which is used to produce the Bunker Fuel, (ii) Bunker One is primarily responsible for the transporting, blending, marketing, selling and delivering of the Bunker Fuel, (iii) Bunker One is responsible for the risk management/exposure (e.g., hedging) of the Bunker Fuel, and (iv) Bunker One is the exclusive seller of the Bunker Fuel to third parties.

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

The JSMA has a term from May 1, 2020 to April 30, 2029, provided that the term is automatically renewable for additional five-year periods thereafter unless either party provides the other at least 120 days prior written notice of non-renewal, prior to any automatic renewal date. The agreement can also be terminated by either party upon an event of default (as described in the JSMA), subject to required ten days’ notice of such event of default and the opportunity for the breaching party to cure. The Heads of Agreement contains standard and customary events of default, including failure to pay amounts when due, failure to comply with the terms of the agreement and insolvency, each subject to the terms of the agreement. In the event that the individual or group of individuals who ultimately own or control each party or such party’s parent as of May 1, 2020 no longer has the right or ability to control or cause the direction of the management and policies of such entity, the agreement can be terminated immediately by the party not subject to such change of control.

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

Heartland Share Purchase and Subscription Agreement

On January 17, 2020 (the “Heartland Closing Date”), a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”) by and among HPRM LLC (“Heartland SPV”), a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below, Vertex Operating, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, and solely for the purposes of the Heartland Guaranty (defined below), the Company, was entered into.

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

Pursuant to the Heartland Share Purchase, Vertex Operating sold Tensile-Heartland the 13,500 Class A Units and 13,500 Class A-1 Preferred Units of Heartland SPV in consideration for $13.5 million. Also, on the Heartland Closing Date, Tensile-Heartland purchased 7,500 Class A Units and 7,500 Class A-1 Units in consideration for $7.5 million directly from Heartland SPV.

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

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a)  January 17, 2025 and (ii) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the Class A preference. The Class A preference is defined as the greater of (A) the aggregate unpaid Class A yield equal to 225% per year or (B) an amount equal to the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of the Administrative Services Agreement pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement, (b) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Heartland Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.

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
Crystal Energy, LLC

    On June 1, 2020, the Company, through Vertex Operating, entered into and closed a Member Interest Purchase Agreement with Crystal Energy, LLC ("Crystal") pursuant to which Vertex Operating agreed to buy the outstanding membership interests of Crystal for aggregate cash consideration of $1,822,690. This resulted in the recognition of $1,939,364 in accounts receivable, $976,512 in inventory, $14,484 in other current assets, and $1,107,670 in current liabilities. Upon the closing of the acquisition, Crystal became a wholly-owned subsidiary of Vertex Operating.
Crystal is an Alabama limited liability company that was organized on September 7, 2016, for the purpose of purchasing, storing, selling, and distributing refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. Crystal markets its products to third-party customers, and customers will typically resell these products to retailers, end-use consumers, and others. These assets are used in our Refining segment.
Penthol Agreement Termination
On June 5, 2016, the Company and Penthol LLC reached an agreement for the Company to act as Penthol's exclusive agent to market and promote Group III base oil from the United Arab Emirates to the United States. The Company also agreed to provide logistical support. The start-up date was July 25, 2016, with a 5-year term through 2021. Over the Company's objection, Penthol terminated the Agreement effective January 19, 2021. The Company and Penthol are currently involved in litigation involving such termination and related matters as described in greater detail in “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”.

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during 2020, we expect GDP to continue to decline globally for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A continued economic slowdown, period of social quarantine (imposed by the government or otherwise), or a continued period of decreased travel due to COVID-19 or the responses thereto, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic, the efficacy of, ability to manufacture a sufficient amount of, and the willingness of the general public to obtain, vaccines.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, the impact of vaccines and virus mutations and the potential seasonality of new outbreaks.

Description of Business Activities:
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending December 31, 2020, we aggregated approximately 75.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 65.6 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
Our Black Oil segment collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities. TCEP’s original purpose was to re-fine used oil into marine cutterstock; however, in the third quarter of fiscal 2015, that use ceased to be economically accretive, and instead, we operated TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. During the fourth quarter of 2019, the original purpose of TCEP once again became economically viable and at that time we switched to using TCEP to re-fine used oil into marine cutterstock; provided that with the decline in oil prices and challenges in obtaining feedstock during early 2020, we switched back to using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana, and continuing through the filing date of this report.

We also operate a facility in Marrero, Louisiana, which facility re-refines used motor oil and also produces VGO and own 85% of an entity which owns a re-refining complex in Belle Chasse, Louisiana, which we call our Myrtle Grove facility.
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

Recovery Segment
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

We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. Our TCEP technology converts feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which went into effect on January 1, 2020. As described above, due to the decline in oil prices and challenges in obtaining feedstock in the early part of 2020, we are currently using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. We have no current plans to construct any other TCEP facilities at this time.
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
Holding company for entities below
Vertex Refining Myrtle Grove LLC (MG SPV) - 85% Owned
Owns a Belle Chasse, Louisiana, re-refining complex
Crystal Energy, LLC (Crystal)
Wholesale distributor of gasoline, blended gasoline, and diesel
Vertex Acquisition Sub, LLC (Vertex Acquisition)
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
The petroleum by-products industry is driven by the financial and environmental benefits of recycling, as well as by the amount of petroleum by-product generated each year. Used oil is typically used: (a) as an industrial burner oil, where the used oil is dewatered, filtered and demineralized for use in industrial burners; (b) as hydraulic oil; (c) as bitumen-based products (for road surfacing and roofing); (d) as an additive in manufactured products; or (e) as a re-refined base oil for use as a lubricant, hydraulic or transformer oil - which is how the Company uses such used oil. The market value of recycled oil is based, in large part, on its end use. In general, the market price for used motor oil that is burned as an industrial fuel is driven by the cost of competing fuels, including natural gas, while the market value of re-refined used motor oil is driven by competing petroleum products. The extent to which the financial benefits of recycling used oil are realized is driven by operating efficiency in aggregating, storing and transporting used oil supply; the extent to which the used oil is re-refined; and the price spread between natural gas and crude oil.
In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed (per the EPA), 200 - 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 - 750 million gallons are burned as an industrial fuel source. We also believe that each year the U.S. generates 425 million used automotive oil filters containing 160,000 tons of iron units and 18 million gallons of oil (per data provided by the Steel Recycling Institute). We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2021 as no additional re-refining capacity is scheduled to come on-line. As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.00 to $0.20 per gallon (which is required to be paid to acquire such used oil), the approximate market price of intermediate re-refined products ranges from $1.25 to $1.50 per gallon, and the approximate price for lubricating base oil ranges from $2.00 to $2.50 per gallon, representing a U.S. market size of approximately $1.0 - $1.75 billion for recycled oil.
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
Diversified End Product Sales.
We believe that the diversity of the products we sell reduces our overall risk and exposure to price fluctuations. Prices for petroleum-based products can be impacted significantly by supply and demand fluctuations which are not correlated with general commodity price changes. For instance, in a rising commodity price environment with a significant over-supply of base oil, the price of base oil may fall precipitously while the price of gasoline increases; and in a falling commodity price environment with a shortage of base oil, the price of base oil may increase precipitously while the price of gasoline falls. We offer a diversified product mix consisting of used motor oil, fuel oil, pygas, and gasoline blendstock. We can also control our mix of end products by choosing to either resell collected feedstock or re-refine it into a higher-value product.

Management Team.
We are led by a management team with expertise in petroleum recycling, finance, operations, and re-refinement technology. Each member of our senior management team has more than 21 years of industry experience. We believe the strength of our management team will help our success in the marketplace.
Our Business Strategy
The principal elements of our strategy include:
Pursue Strategic Acquisitions and Partnerships
 We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. Our executive team has a proven ability to evaluate resource potential and identify acquisition targets. The acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the potential future implementation of TCEP (assuming future favorable market conditions). We also intend to diversify our revenue by acquiring complementary recycling service businesses, refining assets and technologies, and other vertically integrated businesses or assets. We believe we can realize synergies on acquisitions by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.
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
Re-Refine Higher Value End Products
We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP. From the third quarter of 2015 to the fourth quarter of 2019, we utilized TCEP to pre-treat our used motor oil feedstocks prior to shipping to our facility in Marrero, Louisiana; however, beginning in the fourth quarter of 2019, we once again began using TCEP for the purpose of producing finished cutterstock until the first quarter of 2020, when such use became no longer economical due to falling oil prices, and we once again switched to using TCEP to pre-treat used motor oil feedstocks. We hope that continued improvements in our technologies and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil that command higher market prices.

Products and Services
We generate substantially all of our revenue from the sale of eight product categories. All of these products are commodities that are subject to various degrees of product quality and performance specifications.

Base Oil

Base oil is an oil to which other oils or substances are added to produce a lubricant. Typically, the main substance in lubricants, base oils, are refined from crude oil.

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

(1) As discussed in greater detail above under “Black Oil Segment”, the Black Oil segment consists primary of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; and (e) the sale of VGO (vacuum gas oil)/marine fuel.

(2) As discussed in greater detail above under “Refining and Marketing Segment”, the Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility (KMTEX); and distillates.

(3) As discussed in greater detail above under “Recovery Segment”, the Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes revenues generated from trading/marketing of Group III Base Oils.

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
On December 3, 2015, and effective January 1, 2016, we entered into a Second Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2016, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any extension term), the agreement automatically renews for a successive one (1) year period. The amendment also updated the pricing terms of the agreement.
    On December 14, 2016, and effective January 1, 2017, we entered into a Third Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement. As the Tolling Agreement, as amended, was not terminated by either party within 90 days of December 31, 2020, the term of the Tolling Agreement automatically extended for an additional one (1) year period through December 31, 2021, and such agreement can be extended for up to three (3) additional one (1) year extensions. Notwithstanding such automatic extension, as of the date of this filing, we are negotiating the terms of a further extension/renewal.

    Notwithstanding the above, either party can terminate the Tolling Agreement at any time with ninety (90) days prior written notice for any reason and with thirty (30) days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. In connection with and pursuant to the Tolling Agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees. Each year of the agreement, beginning on the 12-month anniversary of the effective date, the parties agreed to review and increase the fees provided for in the agreement in accordance with among other things, various consumer price index benchmarks, as mutually agreed.
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
Swap Agreement and Base Oil Agreement
On January 29, 2016, we (through Vertex Operating) and Safety-Kleen Systems, Inc. (“Safety-Kleen”) entered into a Swap Agreement (the “Swap Agreement”). The Swap Agreement has a term of five years, beginning January 29, 2016, and automatically renews for additional one-year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Effective January 29, 2021, the Swap Agreement initial term expired and the agreement renewed for an additional year (subject to future automatic extensions).Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between Safety-Kleen's plant in Nevada and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement can be terminated with 30 days prior written notice in the event either party fails to meet the specifications for oil feedstock set forth in the agreement, a party fails to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breaches a term of the agreement.

Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement on January 29, 2016 (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one-year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Effective

January 29, 2021, the Base Oil Agreement initial term expired and the agreement renewed for an additional year (subject to future automatic extensions).

Competition
The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc. (a wholly-owned subsidiary of Clean Harbors, Inc.), Rio Energy, Inc., Heritage-Crystal Clean, Inc., and Origin Americas LLC (formerly Flex Oil Service, LLC). These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.
Employees
The Company works diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talent.

We have a strong employee value proposition that leverages our unique culture, collaborative working environment, shared sense of purpose, desire to do the right thing and ground-breaking work to attract talent to our Company. Although we have a broad footprint in our business, our people feel like they are amongst friends and can be themselves. We empower them to find new and better ways of doing things and the scale of our business means that careers can develop in exciting and unexpected directions.

In 2020, we hired 64 new employees at our Company. When we hire talent, they tend to stay at the company. The average employee has 5.3 years of service. On February 19, 2021, we employed 282 full-time employees. We believe that our relations with our employees are good.

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
    Additionally, the U.S. Departments of Transportation, Coast Guard and Homeland Security as well as various federal, state, local and foreign agencies exercise broad powers over our transportation operations, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. We may also become subject to new or more restrictive regulations that the Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one time-period, security and other matters.
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
State Environmental Regulations
Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. Specifically, in Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. We believe that we are in compliance with regulations in the states where we conduct business.
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
    HOS regulations establish the maximum number of hours that a commercial truck driver may work. A FMCSA rule reducing the number of hours a commercial truck driver may work each day became effective in February 2012 and the compliance date of selected provisions was July 1, 2013. The rule, which is intended to reduce the risk of fatigue and fatigue-related crashes and harm to driver health, prohibits a driver from driving if more than eight hours have passed since the driver’s last off-duty or sleeper berth break of at least 30 minutes and limits the use of the restart to once a week, which, on average, cut the maximum work week from 82 to 70 hours.

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

    Our Marrero facility produces and sells IMO 2020 compliant bunker fuel.

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
We have five patents registered with the U.S. Patent and Trademark Office:
•“System For Making A Usable Hydrocarbon Product From Used Oil” (US #8,613,838 B2), which was granted on December 24, 2013.
•“Method for Making a Usable Hydrocarbon Product From Used Oil” (US #8,398,847 B2), which was granted on March 19, 2013.
•“System for producing an American Petroleum Institute Standards Group III Base Stock from vacuum gas oil” (US #10,421,916 B2), which was granted on September 24, 2019.
•“Method for producing an American Petroleum Institute Standards Group III Base Stock from vacuum gas oil” (US #10,287,515 B1), which was granted on May 14, 2019.
•“System for producing an American Petroleum Institute Standards Group III Base Stock from vacuum gas oil” (US #10,723,961 B2), which was granted on July 28, 2020

In addition, we have developed a website and have registered www.vertexenergy.com as our domain name, which contains information we do not desire to incorporate by reference herein.

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

We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our Credit Agreements, which amounts total approximately $6.9 million as of December 31, 2020, come due on February 1, 2022. We may also need to raise additional funds in the future to fund acquisitions. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.
Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage, and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
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
We have a significant amount of outstanding indebtedness. As of December 31, 2020, we owed approximately $12.5 million in accounts payable and accrued expenses. As of December 31, 2020, we owed $5.4 million under the EBC Credit Agreement and $0.1 million under the Revolving Credit Agreement and an additional $1.4 million under a separate capital expenditure loan with Encina Business(each defined and described below under “Part II. - Item 8. Financial Statements and Supplementary Data" -"Note 9. Line of Credit and Long-Term Debt"- Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC” and "Credit Agreement Amendments").
Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•restrict us from taking advantage of business opportunities;
•make it more difficult to satisfy our financial obligations;
•place us at a competitive disadvantage compared to our competitors that have less debt obligations; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.
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
The Credit Agreements contain customary representations, warranties and requirements for the Company to indemnify the lenders and their affiliates. The Credit Agreements also include various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Credit Agreements, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Credit Agreements are in place ($4 million for 2020), and requiring us to maintain at least $2.0 million of borrowing availability under the Revolving Credit Agreement at any time ($1 million prior to December 31, 2020).
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
    The Credit Agreements include customary events of default for facilities of a similar nature and size as the Credit Agreements, including if an event of default occurs under any agreement evidencing $500,000 or more of indebtedness of the Company; we fail to make any payment when due under any material agreement; subject to certain exceptions, any judgment is entered against the Company in an amount exceeding $500,000; and also provides that an event of default occurs if a change in control of the Company occurs, which includes if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder and Chris Carlson, the Chief Financial Officer of the Company, cease to own and control legally and beneficially, collectively, either directly or indirectly, equity securities in Vertex Energy, Inc., representing more than 15% of the combined voting power of all securities entitled to vote for members of the board of directors or equivalent on a fully-diluted basis, (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group of securities representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding securities of Vertex Energy, Inc., or (c) during any period of 12 consecutive months, a majority of the members of the board of directors of the Company cease to be composed of individuals (i) who were members of that board or equivalent governing body on the first day of such period, (ii) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body or (iii) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body. To date, we have breached certain covenants in the Credit Agreements which triggered technical defaults under the Credit Agreements, provided that the parties to the Credit Agreements have since waived all such defaults and been willing to work with the Company to amend the terms of the Credit Agreements to avoid such defaults in the future. If technical defaults or other events of default occur under the Credit Agreements or other outstanding debt obligations in the future, and such defaults are not waived, our lenders may be able to accelerate the amounts due under our loan agreements, which could force us to liquidate assets and/or seek bankruptcy protection.

    A breach of any of the covenants of the Credit Agreements or any future agreements, if uncured or unwaived, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors (similar to those sought and obtained in the future) or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.
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

A decline in expected profitability of the Company or any of our business segments could result in the impairment of assets and other long-lived assets.
    We hold material amounts of long-lived assets on our balance sheet. A decline in expected profitability of one of our operating segments or a decline in the global economy, could call into question the recoverability of our long-lived tangible and intangible assets, and require us to write down or write off these assets. Such an occurrence could have a material adverse effect on our annual results of operations and financial position.

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
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our revenue is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. For example, beginning in December 2019 and continuing through the date of this filing, the outbreak of the COVID-19 coronavirus has resulted in decreased production around the world, as well as decreased demand for products and materials in general, and has consequently led to a decrease in global shipping. Furthermore, risks associated with the potential spread of the new strain of coronavirus has in some cases resulted in additional declines in shipping volumes with ships from oil tankers to container lines being turned away from ports, or held in quarantine, due to the fear of spreading the virus. The shipping segment has suffered even more as factories have been shut down across the world and travel restrictions have been put in place to control the spread of the coronavirus outbreak. It is anticipated that the diminished demand for transported goods as a result of such slowdown and shutdowns will continue to weigh on the shipping industry for months ahead.

Similarly, the recent economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, have significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has more recently partially recovered, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders, has reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which has had a material adverse effect on our year-over-year results of operations.

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

A continued prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty.

Additionally, certain of the Company’s employees have been working from home, either to avoid the risk of catching the COVID-19 coronavirus, or due to stay-at-home orders issued by local governments where they live or work, and as a result, productivity may drop, which could impact revenues and profitability.

While the overall impact of the COVID-19 coronavirus on our results of operations at this point is uncertain, we anticipate that the factors discussed above and others, which have had a negative effect on our 2020 operations, will continue to have a negative effect on our results of operations for the 2021 year, depending on how long the global slowdown associated with the virus and its after-effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

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
Our principal products include marine fuel cutterstock and a higher-value feedstock for further processing, vacuum oil gas, base oil that is sold to lubricant packagers and distributors, pygas and gasoline blendstock. The prices of these products are tied to the value of oil. Accordingly, our results of operations will be affected by fluctuations in the prevailing market price for oil. Historically, market prices for oil have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in energy policies of U.S. and foreign governments, changes in international trading policies, OPEC, and other factors. While we seek to mitigate the risks associated with price declines, including in some situations, by using hedging, a significant decrease in the market price of any of our products or of oil would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in feedstock prices generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the feedstock until they are re-refined/processed and the finished products are sold. Our results of operations could be materially and adversely affected in the future by this volatility.
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
Any of the following factors could result in our inability to maintain current customers or attain new customers. If that were to happen our results of operations could be materially adversely affected and the value of our securities could decline in value:
•a material decrease in the supply or price of crude oil or petroleum related products in which we deal;
•a material decrease in demand for the finished products in the markets we serve;
•scheduled refinery turnarounds or unscheduled maintenance; and
•operational problems or catastrophic events at any of our facilities.
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

    On January 10, 2020, we entered into a Heads of Agreement and a Joint Supply and Marketing Agreement, with Bunker One (USA) Inc. Pursuant to the Heads of Agreement, the Company and Bunker One agreed to form a joint decision-making body to focus on strategic matters related to the overall cooperation of the parties and to establish rules and procedures for identifying and undertaking joint projects. For each project that the parties agree to pursue, the parties will enter into a form of Co-Operation and Joint Supply and Marketing Agreement. The principal objective of each such Co-Operation JSMA will be the expansion of the business of each party by cooperating in the sourcing, storing, transportation, marketing and selling of products, where: (a) Vertex is primarily responsible for the sourcing and storing of the product (bunker fuels); (b) Bunker One is primarily responsible for the transporting, blending, marketing, selling and delivering of the product (bunker fuels); (c) Bunker One is responsible for the risk management/exposure (e.g. hedging) of the bunker fuels; and (d) Bunker One is the exclusive seller of the product to third parties. The Heads of Agreement has a term of ten years, beginning effective on January 1, 2020, and continuing through April 30, 2029, provided that the agreement extends for additional five-year periods thereafter unless either party provides the other at least 120 days’ notice of non-renewal before any such automatic renewal date. Finally, under the agreement, if at any time the Company acquires a supply of material that the Company intends to sell in Texas, Louisiana or Alabama and that is suitable for use in Bunker One’s bunkering business in such area from a third party, or produces additional material for sale in such area, the Company is required to provide Bunker One the right to purchase such supply/material pursuant to the terms and conditions of the Heads of Agreement.

The JSMA is effective as of May 1, 2020, and provides for Bunker One to acquire 100% of the production from the Company’s Marrero, Louisiana re-refining facility (which produces approximately 100,000 barrels per month of Bunker Fuel). Pursuant to the JSMA, the parties agreed to the percentages pursuant to which net profit will be split between the parties, relating to the sale of such Bunker Fuel by Bunker One, which is to be sold in Texas, Louisiana, Alabama and areas immediately adjacent thereto if mutually agreed. The JSMA has a term from May 1, 2020 to April 30, 2029, provided that the term is automatically renewable for additional five-year periods thereafter unless either party provides the other at least 120 days prior written notice of non-renewal, prior to any automatic renewal date.

    As a result of the above, Bunker One is the purchaser of the majority of the Company’s finished product from its Marrero, Louisiana re-refining facility, which makes up approximately 33% of the Company’s revenues. Bunker One also currently owns over 5% of our outstanding common stock and has the right, during the term of the JSMA, to have a representative attend each meeting of the Board of Directors of the Company and the committees of the board (in a non-voting observer capacity). As such, we rely on Bunker One for a significant source of our revenues and the termination of, or material adverse change in, the terms of our relationship, or a material adverse change to Bunker One or its operations, could temporarily affect our business, financial condition, liquidity and results of operations. If our relationship with Bunker One is terminated, we would have to find a new purchaser of our Marrero finished products, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all. We are also reliant on Bunker One’s ability to timely pay us amounts due under the JSMA and in the event that Bunker One is unable to pay such amounts, timely, or at all, it could have a material adverse effect on our operating results. Due to our significant reliance on Bunker One, in the event Bunker One experiences issues in selling our finished products, or in connection with its operations in general, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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
We depend on generators to generate used oil feedstock and collectors to collect such feedstock. In the event a significant number of generators cease generating feedstock, or generators and collectors cease providing us their feedstock or otherwise materially change the current process by which feedstock is collected, due to COVID-19, or otherwise, it could have a material adverse effect on our business, financial condition or results of operations.
Worsening economic conditions and trends and downturns in the business cycles of the industries we serve and which provide services to impact our business and operating results.
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
In addition to our customers, the suppliers of our feedstock are also affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of prior sharp downturns in the price of oil (used and otherwise) in 2015-16 saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Additionally, as a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a significant decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. Any similar decline in the price of oil and/or the economy in general, including those which we are currently experiencing, will likely create a further decrease in the supply of feedstock, prevent us from maintaining our required levels of output and/or force us to seek additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations. We anticipate the above being exacerbated by the further uncertainty regarding the COVID-19 outbreak. A continued prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, will likely continue to have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

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
Our contracts may not be renewed and our existing relationships may not continue, which could be exacerbated by the fact that a limited number of our customers represent a significant portion of our sales.
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
We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement currently expires on December 31, 2021 (provided that, as of the date of this filing, we are negotiating the terms of a further extension/renewal), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration term, the agreement automatically renews for up to three additional one (1) year periods. However, either party can terminate the agreement at any time with ninety days prior written notice for any reason and with thirty days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance. As a result of the above, if we were to lose our relationship with KMTEX, our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.
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
We depend on the continuing availability of raw materials, including feedstock, to remain in production. Additionally, we depend on the price of such raw materials, including feedstock being reasonable to us in relation to the prices we are able to receive for our final products. As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we have seen a significant decline in the volume of feedstocks (specifically used oil) that we have been able to collect, and therefore process through our facilities. A continued disruption in supply of feedstock, such as we are currently experiencing, or significant increases in the prices of feedstock, has significantly reduced/could significantly reduce, the availability of raw materials at our plants and which are available to be processed by our third-party processors. Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition. In the event the margins of our feedstock suppliers decrease substantially, it may become uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. This could prevent us from maintaining our required levels of output and/or force us to seek out additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations—as a result of the COVID-19 pandemic and the issues described above, we have recently been forced to seek out additional suppliers of feedstock, who in some cases have charged us more than our current suppliers.
Our reliance on small business customers causes us to be subject to the trends and downturns that impact small businesses, which could adversely affect our business.

Our feedstock customer base is primarily composed of small businesses in the vehicle repair and manufacturing industries. The high concentration of our feedstock customers that are small businesses exposes us to significant risk. Small businesses start, close, relocate, and are acquired and sold frequently. Small businesses have also been more significantly affected by decreased demand caused by COVID-19, the reduction in vehicle miles driven, and therefore, the reduction in the demand for oil change and vehicle repair services, as a result of ‘work-from-home’ mandates and recommendations and the overall decline in economic activity caused by COVID-19 and the efforts to curtail the spread of the virus. In addition, small businesses are often impacted more significantly by economic recessions when compared to larger businesses. As a result, we must continually identify new feedstock customers and expand our business with existing feedstock customers in order to sustain our growth and feedstock supply. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business. In the event the recent decreases in feedstock resulting from the COVID-19 outbreak continue, it will have a material adverse effect on our year-over-year results of operations, our ability to generate higher quality products for sale, the amount of feedstocks we are required to purchase from third parties, the demand for such third-party feedstocks, and therefore the price we are required to pay for such third party feedstocks, the amount of feedstock we have available for use in finished products, and consequently, our net income and results of operations.
    Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, and those operated by third parties on which we rely, including, but not limited to KMTEX, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time, it could have a material adverse effect on our results of operations and consequently the price of our securities. For example, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. As of October 26, 2020, the facility was back up and running. On January 22, 2021, the Company received the initial insurance proceeds amount of $1,148,750 and on February 4, 2021, the final proceeds amount of $297,890. The Company recorded $1,446,640 as a receivable at year end. Additionally, during August and September 2020, two Hurricanes brought severe flooding and high winds that adversely impacted operations in the Gulf Coast and, specifically at the Company’s Marrero, Louisiana refinery, while also limiting outbound shipments of finished product along adjacent waterways between Houston and New Orleans for approximately two weeks. The Company believes that it maintains adequate insurance coverage.

We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan .

On May 5, 2020, we received a $4.222 million loan (the “PPP Loan”) from Texas Citizens Bank, NA (the “PPP Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (the “PPP Note”), dated effective April 28, 2020, issued by the Company to the PPP Lender. The PPP Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such PPP Loan funds are used for payroll). The Company believes that it used the entire PPP Loan amount for designated qualifying expenses and has applied for forgiveness of the respective PPP Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the PPP Lender or other creditors. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value of our common stock to decline in value. Separately, we face risks associated with the fact that the Treasury Department and a House of Representatives oversight subcommittee has recently requested that certain large public companies return prior PPP Loans which have been obtained by such public companies and former Treasury Secretary Steven Mnuchin has warned that public companies receiving loans over $2 million would be audited and could have potential criminal liability if their certifications (required to obtain such loans) were untrue. As a result, we could face penalties in connection with the PPP Loan and/or negative reactions from the public associated with our PPP Loan, either of which could cause the value of our common stock to decline in value.

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
In addition to the above, we may be exposed to risks related to laws passed by governments or regulations incentivizing or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our business, and could adversely affect our operations by limiting opportunities.
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
Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 31, 2021, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.
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
Our business depends on the continuing availability of road, railroad, port, storage and distribution infrastructure and our re-refining facilities. Any disruptions in this infrastructure network or such re-refining facilities, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely on third parties to maintain the rail lines from our plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition. For example, previous damage to our terminal facility located at Cedar Marine Terminal in Baytown, Texas as a result of Hurricane Ike in 2008 (which caused the terminal to temporarily be out of operation) resulted in increased costs associated with the shipping of feedstock through third-party contractors, thereby raising the overall cost of the feedstock and lowering our margins. Additionally, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. As of October 26, 2020, the facility was back up and running. Additional hurricanes, fires or natural disasters in the future could cause similar damage to our infrastructure, prevent us from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause our margins and therefore our results of operations to be adversely affected.

Any prolonged period during which the facilities we operate or acquire are non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facilities, due to accidents or events which occur at such facilities, including, but not limited to fires, floods or other acts of God, or any other reason, including problems with the facilities, could adversely affect our revenues and results of operations. Furthermore, any period during which KMTEX’s and Bunker One's facilities or our other facilities are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.
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
Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for our services. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for our products is reduced, we may not be able to compete effectively in the marketplace.
We rely on new technology to conduct our business, including TCEP, and our technology could become ineffective or obsolete.
    We currently rely on relatively new technology and will be required to continually enhance and update our technology to maintain our efficiency and to avoid obsolescence. Previously, from the third quarter of fiscal 2015, to the fourth quarter of 2019, TCEP was being used to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana instead of for its originally intended purpose of producing finished cutterstock, due to market conditions. During the fourth quarter of 2019, market conditions improved and we once again began using TCEP for its originally intended purpose of producing finished cutterstock. Starting in the first quarter of 2020, with declining oil prices, such use of TCEP for its originally intended purpose became non-economical and we once again switched to using TCEP pre-treat our used motor oil feedstock. Additionally, the costs moving forward of enhancing and updating and/or replicating our technology or creating new technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology, replicate our technology, or create new technologies our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of these potential future technical shortcomings, including but not limited to the failure of TCEP, the continued non-economic use of TCEP for its originally intended use, and/or the costs associated with enhancing or replicating TCEP, could have a material adverse effect on our prospects, business, financial condition, and results of operations.

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

Notwithstanding the above, our policies do not cover all of our potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks, or in amounts in excess of our existing insurance coverage, which would significantly affect our financial performance. Our insurance policies also have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business would be materially and adversely affected.
Claims above our insurance limits, or significant increases in our insurance premiums, may reduce our profitability.
We currently employ approximately 57 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $25,000,000. We currently employ over 200 employees. Claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.
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
We use derivative instruments to hedge the impact of fluctuations in oil prices on our results of operations and cash flows. To the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2020, the net operating loss carry-forwards are approximately $44.2 million resulting from a 382 study which was completed during 2016. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the periods ended December 31, 2020 and 2019. In the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower net realizable value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
Our consolidated financial statements, including our liabilities and statements of operations are subject to quarterly changes in our derivative accounting of our outstanding Series B and B1 Preferred Stock and warrants.

In accordance with Accounting Standards Codification (ASC) 815-40-25 and ASC 815-10-15, Derivatives and Hedging and ASC 480-10-25, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders’ equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability is re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized which computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, our quoted stock prices, strike price, risk-free interest rate and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. As a result, our consolidated financial statements and results of operations fluctuate quarterly, based on factors, such as the trading value of our common stock and certain assumptions, which are outside of our control. Consequently, our liabilities and consolidated statements of operations vary quarterly, based on factors other than the Company’s revenues and expenses. The liabilities and accounting line items associated with our unrealized derivative securities on our balance sheet and statement of operations are non-cash items, and the inclusion of such items in our financial statements may materially affect the outcome of our quarterly and annual results, even though such items are non-cash and do not affect the cash we have available for operations. Investors should take such derivative accounting matters and other non-cash items into account when comparing our quarter-to-quarter and year-to-year operating results and financial statements.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9. Controls and Procedures”, as of December 31, 2020, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment, and such internal control over financial reporting has not been deemed effective since approximately September 30, 2018.

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
In the future, we may seek to grow our business by investing in new or existing facilities or technologies, making acquisitions or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:
•the failure to successfully integrate the acquired businesses or facilities or new technology into our operations;
•incurring significantly higher than anticipated capital expenditures and operating expenses;

•disrupting our ongoing business;
•dissipating our management resources;
•failing to maintain uniform standards, controls and policies;
•the inability to maintain key pre-acquisition business relationships;
•loss of key personnel of the acquired business or facility;
•incurring significant debt;
•significant dilution to existing shareholders in the event that equity is provided as part of the consideration for the transaction(s);
•exposure to unanticipated liabilities; and
•the failure to realize efficiencies, synergies and cost savings.
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
The Heartland Company Agreement includes redemption rights.

The Heartland SPV Class A Unit holders (common and preferred) (currently owned 65% by Tensile-Heartland and 35% by the Company) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a)  January 17, 2025 and (ii) the occurrence of a Heartland Triggering Event. The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the Class A preference. The preference is defined as the greater of (A) the aggregate unpaid Class A yield equal to 225% per year or (B) an amount equal to the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date.

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

The exercise of the redemption rights may have an adverse effect on the Company, its revenues, and/or prospects, and may cause the value of its securities to decline in value or become worthless.

The MG Company Agreement includes redemption rights.

The MG SPV Class B Unit holders may force MG SPV (currently owned 85% by the Company and 15% by Tensile-MG) to redeem the outstanding Class B Units at any time on or after the earlier of (a) July 26, 2024 and (ii) the occurrence of an applicable triggering event. The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party and (z) the Class B preference. Preference is defined as the greater of (A) the aggregate unpaid Class B yield, which equals 22.5% per annum and (B) an amount equal to original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such redemption date. MG SPV may not have sufficient funds to redeem such Class B Units on such required redemption date and/or the Company may be forced to advance funds to MG SPV to allow it to complete such redemption, if such redemption is triggered.

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

The exercise of the redemption rights may have an adverse effect on the Company, its revenues, and/or prospects, and may cause the value of its securities to decline in value or become worthless.

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
From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. For example, we are currently involved in ongoing lawsuits seeking damages relating to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana and ongoing issues in connection with Penthol LLC’s termination of the June 2016 Sales and Marketing Agreement. Each of these matters are described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these matters (including pending matters) is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

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
We are subject to extensive federal, state, and local laws and regulations relating to the protection of the environment which, among other things:
•regulate the collection, transportation, handling, processing and disposal of hazardous and non-hazardous wastes;
•impose liability on persons involved in generating, handling, processing, transporting or disposing hazardous materials;
•impose joint and several liability for remediation and clean-up of environmental contamination; and
•require financial assurance that funds will be available for the closure and post-closure care of sites where hazardous wastes are stored, processed or disposed.
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
    In addition, mandatory fuel standards have been adopted in many jurisdictions which can be costly to implement and maintain compliance. For example, the International Maritime Organization required, as of January 1, 2020, that ships must comply with new low sulfur fuel oil requirements (“IMO 2020”). Shipping companies were able to comply with this requirement by either using fuel with low sulfur content, which is more expensive than standard marine fuel, or by upgrading vessels to provide cleaner exhaust emissions, such as by installing “scrubbers” or retrofitting vessels to be powered by liquefied natural gas (“LNG”). The cost of compliance with these regulatory changes may be significant for shipping companies and it is uncertain how the availability and price of fuel globally will be affected by the implementation of the IMO 2020 regulations as refineries adjust their capacity to increase production of compliant fuels. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure feedstocks, reduce our margins, increase our operational expenses, increase fuel prices, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products or we are unable to adequately source compliant fuels, our business and result of operations would be adversely affected. Furthermore, IMO 2020 and/or other regulations may decrease demand for our products or force us to change the mix of products we offer. With the Pandemic during 2020, it has been hard to see the real impact of IMO 2020 on our operations; however, so far, we are seeing strong demand for our finished products.

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
There is a significant number of scientific studies showing that emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, are linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs affect our business in many ways, including negatively impacting the costs of our operations, transportation costs, feedstock costs and demand for our products (due to changes in both costs and weather patterns).
In recent years, the U.S. Congress has from time to time considered adopting new and expanded legislation to reduce emissions of GHGs and several states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap-and-trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is generally reduced each year in an effort to achieve the overall GHG emission reduction goal.
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
RISKS RELATED TO OUR SECURITIES
General Risks
Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, and Mr. Cowart, as a significant shareholder, may, take actions that are not in the interest of other shareholders.
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 15.5% of our common stock and approximately 13.1% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.
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
We currently have a sporadic and volatile market for our common stock, which market is anticipated to remain sporadic and volatile in the future, and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:
•actual or anticipated variations in our results of operations;
•our ability or inability to generate revenues;
•the number of shares in our public float;

•increased competition; and
•conditions and trends in the market for oil refining and re-refining services, transportation services and oil feedstock.
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

As of the date of this filing, we have (i) outstanding stock options to purchase an aggregate of 5,104,288 shares of common stock outstanding at a weighted average exercise price of $1.80 per share; (ii) outstanding warrants to purchase an aggregate of 4,600,921 shares of common stock at a weighted average exercise price of $1.78 per share; (iii) 419,859 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 3,382,437 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock) (which number includes 420,224 shares which are in the process of being converted into common stock, on a one-for-one basis, and 708,547 shares which have been agreed to be exchanged for 1,098,248 shares of common stock, which conversion/exchange shares have not been issued to date); and (v) 6,600,747 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock) (which number includes 1,103,297 shares which are in the process of being converted into common stock, on a one-for-one basis, which conversion shares have not been issued to date). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

We have 50 million shares of preferred stock authorized, which includes 5 million shares of designated Series A Preferred Stock of which approximately 0.4 million shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which 3.4 million shares are issued and outstanding, when including approximately 1.1 million shares which are in the process of being converted into and/or exchanged for common stock, and 17 million designated shares of Series B1 Preferred Stock, of which 6.6 million shares are issued and outstanding (when including approximately 1 million shares which are in the process of being converted into common stock). The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and Series B1 Preferred stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock is satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $20.8 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future.

We were required to redeem any non-converted shares of (a) Series B Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $3.10 per share (or $10.5 million in aggregate as of the date of this filing, when including an exchange and conversion in progress); and (b) Series B1 Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $1.56 per share (or $10.3 million in aggregate as of the date of this filing, when including an exchange in progress), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the redemption date of the Series B and B1 Preferred Stock has automatically been extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities (and any facilities which replace or refinance the Credit Agreements) no longer prohibit such redemptions. Effective on June 24, 2020, the dividend rate of such Series B and B1 Preferred Stock increased to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate and the additional shares of Series B and B1 Preferred Stock and/or common stock due to the holders of such Series B and B1 Preferred Stock in connection therewith, may cause significant dilution to existing shareholders.

Notwithstanding the above, pursuant to the Nevada Revised Statutes, no redemption of the Series B or B1 Preferred Stock is allowed unless such redemption would not result in the Company (i) having less (a) assets than its (b) total liabilities plus the liquidation rights of any preferred stock or other preferred right holders and/or (ii) being unable to pay its debts as they become due after such redemption. Furthermore, the Series B and B1 Preferred Stock designations currently only provide for an ‘all or nothing’ type redemption, and as such, regardless of the compliance of the redemptions of the Series B and B1 Preferred Stock with the terms of the Company’s senior credit agreements, the Company anticipates being legally unable to redeem the Series B and B1 Preferred Stock due to the requirements of Nevada law and the ‘all or nothing’ requirement of such preferred stock until such time as the Company has sufficient cash on hand to pay the entire liquidation preference of the Series B and B1 Preferred Stock ($18.8 million) and has sufficient cash left over to pay its debts as they become due.
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
Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $20.8 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock at any time in the foreseeable future.
    The issuance of common stock upon conversion of the Series B Preferred Stock and Series B1 Preferred Stock will cause immediate and substantial dilution to existing shareholders.
The Series B Preferred Stock is convertible into shares of the Company’s common stock at any time at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days, the Company may at such time force conversion of the Series B Preferred Stock into common stock of the Company. The Series B1 Preferred Stock is convertible into shares of the Company’s common stock at the holder’s option at any time after closing at $1.56 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $3.90 per share for a period of 20 consecutive trading days at any time, the Company may at such time force conversion of the Series B1 Preferred Stock into common stock of the Company.
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
Our outstanding Series B Preferred Stock and Series B1 Preferred Stock accrue a dividend.
Our Series B Preferred Stock currently accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 10% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $10.5 million in aggregate as of the date of this report). The Series B1 Preferred Stock currently accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 10% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $10.3 million in aggregate). The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Stock Payment Price is above $2.91 (for the Series B Preferred Stock) and above $1.52 (for the Series B1 Preferred Stock). If the Company is prohibited from paying, or chooses not to pay the dividend in cash or is unable to pay the dividend in registered common stock, the dividend on the Series B Preferred Stock will be paid in-kind in Series B Preferred Stock shares at $3.10 per share and the dividend on the Series B1 Preferred Stock will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

    We may choose not to pay such dividends in cash, may not have sufficient available cash to pay the dividends as they accrue or may be prohibited contractually, or pursuant to applicable law, from paying such dividends in cash. The payment of the dividends, or our failure to timely pay the dividends when due, could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or additional shares of Series B Preferred Stock or Series B1 Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series B Preferred Stock or Series B1 Preferred Stock into common stock pursuant to the terms of such Series B Preferred Stock and Series B1 Preferred Stock) could cause substantial dilution to the then holders of our common stock.

We may be required to issue additional shares of Series B Preferred Stock and Series B1 Preferred Stock upon the occurrence of certain events.
As described above, in the event we choose not to pay, or are prohibited from paying, the dividends which accrue on the Series B Preferred Stock and Series B1 Preferred Stock in cash, and/or we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock, we are required to pay such dividends in-kind in (a) Series B Preferred Stock shares at $3.10 per share, which will also include a $3.10 per share liquidation preference in connection with the Series B Preferred Stock dividends; and (b) Series B1 Preferred Stock shares at $1.56 per share, which will also include a $1.56 per share liquidation preference in connection with the Series B1 Preferred Stock, and the right to convert into common stock on a one-for-one basis. Such additional shares of Series B Preferred Stock and/or Series B1 Preferred Stock, if any, will increase the liquidation preference payable to the holders of the Series B Preferred Stock and Series B1 Preferred Stock and create further dilution to existing shareholders, in the event such preferred stock shares are converted into common stock.

Risks Relating to Our Listing on The Nasdaq Capital Market
Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.
Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. For example, beginning on April 22, 2020 we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. However, effective February 2, 2021, we were notified that we had cured such non-compliance issue. If we fail to timely comply with the applicable Nasdaq continued listing requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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
GENERAL RISK FACTORS

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
In addition, the Company leases four smaller facilities, one located in San Antonio, Texas, one in Mission, Texas, one in Pittsburg, Texas, and one in Dallas, Texas, each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease. The Mission, Texas lease has a term expiring on September 1, 2021, and a rental cost of $1,250 per month. The Pittsburg lease is for three years, expiring May 1, 2023, at a monthly cost of $4,776. The Dallas lease expired in August 31, 2015, but we continue to lease this facility on a month to month basis for a rental cost of $4,500 per month. These facilities are related to the operations of the Black Oil segment.
The Company leases a 19-acre tank terminal facility in Baytown, Texas, where it aggregates the majority of the used motor oil for its TCEP technology. The TCEP technology is located on-site at this facility, which also has facilities for the loading and unloading of trucks and barges located near the Houston Ship Channel. The lease relating to this facility expires on November 30, 2032. The monthly rent relating to this facility is approximately $25,000 per month through November 2027, and $30,000 per month during the remaining term of the lease. The lease contains a provision providing the landlord the right to buy out our rights under the lease for the fair market value of such rights (as provided in the lease agreement) upon the occurrence of any change of control of the Company, including the sale of substantially all of our assets; or our merger with another entity which results in our shareholders holding less than 50% of the voting stock of the post-merger entity. Additionally, we have a right of first refusal to buy the landlord’s interest in the property leased in the event the landlord receives a bona fide offer to sell the premises and notifies us of its intent to accept such offer. This facility is related to the operations of the Black Oil segment.
We also lease approximately 6,848 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is $10,842 per month through June 30, 2021. the end of the lease term. This property relates to general administrative functions of the Company and is proportionally allocated to each of our three segments.
The Company leases three smaller facilities, one located in Zanesville, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office. The Zanesville facility is leased under a twelve-month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month. The Mount Sterling, Kentucky lease had a term expiring on March 22, 2018, but we continue to lease this facility on a month-to-month basis, pursuant to the terms of the lease, and a rental cost of $2,300 per month. The Ravenswood, West Virginia lease had a term expiring October 1, 2016, but we continue to lease this facility on a month-to-month basis for a rental cost of $1,772 per month.
The Company owns or co-owns five other facilities, which are located in Ohio. Two facilities are located in Columbus, of which one is the location of our refinery and the other is for the storage of feedstocks and finished products, the indirect ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and Transactions” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020. There are two locations in Zanesville, Ohio, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used for bulk used oil storage and as a transfer facility. The fifth facility is located in Sandusky, Ohio and is used for bulk storage of used oil and as a transfer facility. All of the Ohio properties relate to the operations of the Black Oil segment.
Marrero Facility:
We lease a used motor oil refinery located in Marrero, Louisiana. The facility was constructed in 1992 by Chevron Texaco, can currently process more than 180,000 gallons per day and has a total storage capacity of nearly 17 million gallons. The facility is accessible by truck, rail, and barge. The lease has a term expiring in April 2023, with a monthly rental cost of $258,000. The lease also provides us the right to extend the lease for up to four additional five-year extension terms through April 2043. This facility is related to the operations of the Black Oil segment.
Myrtle Grove:
    Prior to June 17, 2019, we owned all of, and subsequent to June 17, 2019, as a result of the MG Purchase Agreement, defined and described above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and Transactions” - “Heartland Share Purchase and Subscription Agreement”- “Myrtle Grove Share Purchase and Subscription Agreement”, we own 85 % of an entity which leases 45 acres of land on the Gulf Coast in Myrtle Grove, Louisiana. The site, which is currently being developed, is located approximately 26 miles from the Marrero facility (described above). Existing infrastructure includes offices and maintenance buildings, a lab, a control room, and a process area with existing piling and concrete, loading and unloading areas and fire protection for the process area. We also transferred additional refining equipment which we owned or leased located on the site to MG SPV in connection with the transaction described above. The lease has a term expiring in May 2022, and a rental cost of $54,000 per month. The lease also has 10 additional five-year term renewal options through 2072, with the rental cost of each extension term increasing by 8% of the preceding term. This facility is related to the operations of the Black Oil segment.

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
HOLDERS
As of March 8, 2021, there were approximately (a) 259 holders of record of our common stock, not including holders who hold their shares in street name, and 49,888,947 shares of common stock issued and outstanding; (b) 77 holders of record of our 419,859 outstanding shares of Series A Preferred Stock; (c) 9 holders of record of our 3,382,437 outstanding shares of Series B Preferred Stock (which number includes 420,224 shares which are in the process of being converted into common stock, on a one-for-one basis, and 708,547 shares which have been agreed to be exchanged for 1,098,248 shares of common stock, which conversion/exchange shares have not been issued to date); and (d) 9 holders of record of our 6,730,025 outstanding shares of Series B1 Preferred Stock (which number includes 1,103,297 shares which are in the process of being converted into common stock, on a one-for-one basis, which conversion shares have not been issued to date).

DESCRIPTION OF CAPITAL STOCK
Common Stock
The total number of authorized shares of our common stock is 750,000,000 shares, $0.001 par value per share.
Voting Rights. Each share of our common stock is entitled to one vote on all stockholder matters. Shares of our common stock do not possess any cumulative voting rights.
Except for the election of directors, if a quorum is present, an action on a matter is approved if it receives the affirmative vote of the holders of a majority of the voting power of the shares of capital stock present in person or represented by proxy at the meeting and entitled to vote on the matter, unless otherwise required by applicable law, Nevada law, our Articles of Incorporation, as amended or Bylaws, as amended. The election of directors will be determined by a plurality of the votes cast in respect of the shares present in person or represented by proxy at the meeting and entitled to vote, meaning that the nominees with the greatest number of votes cast, even if less than a majority, will be elected. The rights, preferences and privileges of holders of common stock are subject to, and may be impacted by, the rights of the holders of shares of any series of preferred stock that we have designated, or may designate and issue in the future.
Dividend Rights. Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock.
Liquidation and Dissolution Rights. Upon liquidation, dissolution or winding up, our common stock will be entitled to receive pro rata on a share-for-share basis, the assets available for distribution to the stockholders after payment of liabilities and payment of preferential and other amounts, if any, payable on any outstanding preferred stock.
Fully Paid Status. All outstanding shares of the Company’s common stock are validly issued, fully paid and non-assessable.
Listing. Our common stock is listed and traded on The Nasdaq Capital Market under the symbol “VTNR”.
Other Matters. No holder of any shares of our common stock has a preemptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities.
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
Shares of Series A Preferred automatically convert into shares of our common stock on the earliest to occur of the following:
•The affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred;
•If the closing market price of our common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period;
•If we consummate an underwritten public offering of our securities at a price per share not less than $10.00 and for a total gross offering amount of at least $10 million; or
•If a sale of the Company occurs resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $10.00.
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

(iii) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption; (iv) effecting an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock (except pursuant to the terms of the Series B Designation); (v) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock (except with the consent of any specific holder of Series B Preferred Stock); (vi) issuing any shares of Series B Preferred Stock other than pursuant to the Purchase Agreement or as payment-in-kind shares; (vii) altering or changing the rights, preferences or privileges of the Series B Preferred Stock so as to affect adversely the shares of such series; or (viii) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock in any material respect as compared to holders of other series, in each case without the prior written consent of holders of Series B Preferred Stock holding a majority of the then outstanding shares of Series B Preferred Stock.

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
The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020, provided that such redemption is not required in the event the Company is contractually (which it is under its Credit Agreements) or legally prohibited from redeeming such preferred stock. In the event Series B Preferred Stock is not redeemed on June 24, 2020, the dividend rate increases to 10% per annum, until such time, if ever, as the Company is contractually and legally able to redeem such preferred stock. As the Company was prohibited both contractually and legally, from redeeming the Series B Preferred Stock on June 24, 2020, a redemption did not occur, the dividend rate increased to 10% per annum, and the redemption date automatically extended until the date in the future where the Company is not prohibited contractually under its Credit Agreements (or any agreement which replaces or refinances such Credit Agreement) or by applicable law, from redeeming such preferred stock, if ever.

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

The Series B1 Preferred Stock prohibits us from (i) increasing or decreasing (other than by redemption or conversion (as described in the Series B1 Designation)) the total number of authorized shares of Series B1 Preferred Stock (except to the extent required to issue payment-in-kind shares); (ii) re-issuing any shares of Series B1 Preferred Stock converted or redeemed; (iii) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption; (iv) issuing, incurring or obligating the Company to issue or incur any indebtedness that is convertible into, or exchangeable for, any equity security of the Company or instruments derivative of any equity security of the Company; (v) granting any rights to require a mandatory repurchase, retirement or redemption by the Company of any of the Company’s equity securities or instruments derivative of its equity securities on or prior to June 24, 2020, or issuing, incurring or obligating the Company to issue or incur, any indebtedness with a maturity date on or prior to June 24, 2020, that is convertible into, or exchangeable for, equity securities or instruments derivative of the Company’s equity securities; (vi) effecting an exchange, reclassification, or cancellation of all or a part of the Series B1 Preferred Stock (except pursuant to the terms of the Series B1 Designation) (except with the consent of any specific holder of Series B1 Preferred Stock); (vii) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B1 Preferred Stock; (viii) issuing any shares of Series B1 Preferred Stock other than pursuant to the Purchase Agreement or as payment-in-kind shares; (ix) altering or changing the rights, preferences or privileges of the Series B1 Preferred Stock so as to affect adversely the shares of such series; or (x) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B1 Preferred Stock so as to affect adversely the shares of Series B1 Preferred Stock in any material respect as compared to holders of other series, in each case without the prior written consent of holders of Series B1 Preferred Stock holding a majority of the then outstanding shares of Series B1 Preferred Stock.

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

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017 (the two year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock) and the Company is required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends on June 24, 2020 (the five year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock), provided that such redemption is not required in the event the Company is contractually (which it is under its Credit Agreements) or legally prohibited from redeeming such preferred stock. In the event Series B Preferred Stock is not redeemed on June 24, 2020, the dividend rate increases to 10% per annum, until such time, if ever, as the Company is contractually and legally able to redeem such preferred stock. As the Company was prohibited both contractually and legally, from redeeming the Series B1 Preferred Stock on June 24, 2020, a redemption did not occur, the dividend rate increased to 10% per annum, and the redemption date automatically extended until the date in the future where the Company is not prohibited contractually under its Credit Agreements (or any agreement which replaces or refinances such Credit Agreement) or by applicable law, from redeeming such preferred stock, if ever.
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

Recent Sales of Unregistered Securities
    There were no sales of unregistered securities during the three months ended December 31, 2020 and from the period from January 1, 2020 to the filing date of this report, which have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
    As of the date of this filing, there were 419,859 outstanding shares of Series A Preferred Stock, which if converted in full, could be converted into 419,859 shares of common stock; 3,382,437 outstanding shares of Series B Preferred Stock(which number includes 420,224 shares which are in the process of being converted into common stock, on a one-for-one basis, and 708,547 shares which have been agreed to be exchanged for 1,098,248 shares of common stock, which conversion/exchange shares have not been issued to date), which if converted in full, could be converted into 3,382,437 shares of common stock (notwithstanding the terms of the agreed upon exchange discussed above); and 6,730,025 outstanding shares of Series B1 Preferred Stock, which if converted in full, could be converted into 6,730,025 shares of common stock (which number includes 1,103,297 shares which are in the process of being converted into common stock, on a one-for-one basis, which conversion shares have not been issued to date).

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues	$135,028,488	$163,365,565	$180,720,661	$145,499,092	$98,078,914
Income (loss) from operations	(11,867,725)	(2,774,044)	488,348	(7,056,263)	(10,112,514)
Basic net loss per share	(0.68)	(0.28)	(0.23)	(0.36)	(0.51)
Diluted net loss per share	$(0.68)	$(0.28)	$(0.23)	$(0.36)	$(0.51)
Weighted average number of basic common shares outstanding	45,509,470	40,988,946	35,411,264	32,653,402	30,520,820
Weighted average number of diluted common shares outstanding	45,509,470	40,988,946	35,411,264	32,653,402	30,520,820

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data
Cash and cash equivalents	$10,895,044	$4,099,655	$1,249,831	$1,105,787	$1,701,435
Working capital (deficit)	5,934,977	2,609,609	6,547,301	3,523,548	(1,268,192)
Total assets	122,099,958	120,759,919	84,160,408	84,305,474	86,985,968
Long-term obligations	36,958,611	44,714,247	16,175,790	16,013,267	6,214,103
Total liabilities	60,809,023	69,511,546	33,171,401	32,961,171	28,667,747
Total temporary equity	55,366,186	28,146,347	22,179,963	22,959,945	19,604,255
Total equity	$5,924,749	$23,102,026	$28,809,044	$28,384,358	$38,713,966
The key operational issue contributing to the differences between 2020 and 2019 was the decrease in commodity prices. This resulted in lower 2020 revenues and cost of goods sold without a corresponding increase in our fixed costs. Other operating differences between 2020 and 2019, were due to the Tensile transaction completed in the first quarter of 2020, a decrease in production due to the pandemic, and the Crystal acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy and Plan of Operations
The Principal elements of our strategy include:
•Expand Feedstock Supply Volume.  We intend to expand our feedstock supply volume by growing our collection and aggregation operations.  We plan to increase the volume of feedstock we collect directly by developing new relationships with generators and working to displace incumbent collectors; increasing the number of collection personnel, vehicles, equipment, and geographical areas we serve; and acquiring collectors in new or existing territories.  We intend to increase the volume of feedstock we aggregate from third-party collectors by expanding our existing relationships and developing new vendor relationships.  We believe that our ability to acquire large feedstock volumes will help to cultivate new vendor relationships because collectors often prefer to work with a single, reliable customer rather than manage multiple relationships and the uncertainty of excess inventory.
•Broaden Existing Customer Relationships and Secure New Large Accounts.  We intend to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier.  We also believe that as we increase our supply of feedstock and re-refined products that we will secure larger customer accounts that require a partner who can consistently deliver high volumes.
•Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products.  We believe that the expansion of our facilities and our technology, and investments in additional technologies, will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.
•Pursue Selective Strategic Relationships or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets.  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP, if we deem such commercially reasonable.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.
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
Through the operations at our Columbus, Ohio facility, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and Transactions”), effective January 1, 2020, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
REFINING AND MARKETING - The Refining and Marketing segment generates revenues relating to the sales of finished products. The Refining and Marketing segment gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers. Additionally, this segment includes the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment.
RECOVERY - The Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes revenues generated from trading/marketing of Group III Base Oils.
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
REFINING AND MARKETING - The Refining and Marketing segment incurs cost of revenues relating to the purchase of gasoline, blended gasoline, diesel, feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock, pygas and fuel oil cutter by a third party. Cost of revenues also includes broker’s fees, inspection and transportation costs.
RECOVERY - The Recovery segment incurs cost of revenues relating to the purchase of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. Cost of revenues also includes broker’s fees, inspection and transportation costs.
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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the fixed assets and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC (“Acadiana”), Nickco Recycling, Inc. (“Nickco”), Ygriega Environmental Services, LLC (“Ygriega”) and Specialty Environmental Services (“SES”) and Crystal Energy, LLC acquisitions.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019
Set forth below are our results of operations for the three months ended December 31, 2020, as compared to the same period in 2019.

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Revenues	$40,067,300	$42,588,302	$(2,521,002)	(6)%

Cost of revenues (exclusive of depreciation and amortization shown separately below)	33,544,666	31,045,027	2,499,639	8%

Depreciation and amortization attributable to costs of revenues	1,359,032	1,390,651	(31,619)	(2)%

Gross profit *	5,163,602	10,152,624	(4,989,022)	(49)%

Selling, general and administrative expenses	7,171,616	6,652,623	518,993	8%

Depreciation and amortization attributable to operating expenses	482,869	455,953	26,916	6%

Total operating expenses	7,654,485	7,108,576	545,909	8%

Income (loss) from operations	(2,490,883)	3,044,048	(5,534,931)	(182)%

Other Income	—	126	(126)	(100)%
Loss on sale of assets	(425)	(105,554)	105,129	100%
Gain (loss) on change in derivative warrant liability	(205,565)	(819,239)	613,674	75%
Interest Expense	(245,910)	(747,291)	501,381	67%
Total other expense	(451,900)	(1,671,958)	1,220,058	73%

Income (loss) before income tax	(2,942,783)	1,372,090	(4,314,873)	(314)%

Income tax provision	—	—	—	—%

Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	449,169	(62,112)	511,281	(823)%

Net income (loss) attributable to Vertex Energy, Inc.	$(3,391,952)	$1,434,202	$(4,826,154)	(337)%

*The Company changed its presentation of gross profit, beginning in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, to include depreciation and amortization of our refineries. This change in presentation had no effect on the previously reported results of operations. The disclosures above have been retroactively adjusted from the prior presentations to include depreciation and amortization of our refineries.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the three months ended December 31, 2020, we had a loss of $1.0 million in our hedging instruments, which increased our cost of goods sold. As demand for used oil feedstock increases, the prices we are required to pay for such feedstock typically increases as well – i.e., the discount pricing to non-used oil shrinks, which increases our acquisition costs. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Our cost of revenues are a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks (which relates to everything from how efficient our collection trucks are in their collection routes to how efficiently we operate our facilities), and the cost of turn-arounds and other maintenance at our facilities.

Total revenues decreased 6% for the fourth quarter of 2020, compared to the same period in 2019, due to decreased volumes of products sold during the period as well as lower commodity prices which had an impact on product margins. Although we did have a new division, Crystal, which added revenue to the quarter compared to a year ago. Total volume decreased 5% and gross profit decreased 49% for the three months ended December 31, 2020, compared to the same period in 2019. Additionally, our per barrel margin decreased 47% relative to the three months ended December 31, 2019.  Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($5,163,602 for the 2020 period versus $10,152,624 for the 2019 period). The majority of this decrease was the result of the drop in commodity prices during the year ended 2020, which resulted in reduced margins and decreased product spreads during this period. Volumes were impacted as a result of decreased availability of feedstocks, specifically used motor oil, in the overall marketplace which forced us to have reduced production rates at each of our facilities. This decrease in availability was largely due to continued negative impacts relating to shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic, which directly impacted the generation of used oil, and which in turn caused a reduction in volumes of feedstock available for collections and for use in our refineries.
During the three months ended December 31, 2020, total cost of revenues (exclusive of depreciation and amortization) was $33,544,666, compared to $31,045,027 for the three months ended December 31, 2019, an increase of $2,499,639 or 8% from the prior period. The main reason for the increase was the addition during the third quarter of Crystal, which accounted for approximately 35% of our total cost of goods sold during the period.
For the three months ended December 31, 2020, total depreciation and amortization expense attributable to cost of revenues was $1,359,032, compared to $1,390,651 for the three months ended December 31, 2019, a decrease of $31,619, mainly due to some of our assets becoming fully depreciated between periods.
Commodity prices decreased approximately 35% for the three months ended December 31, 2020, compared to the same period in 2019. The average posting (U.S. Gulfcoast #2 Waterborne) for the three months ended December 31, 2020 decreased $26.81 per barrel from a three-month average of $75.84 per barrel during the three months ended December 31, 2019 to $49.03 per barrel during the three months ended December 31, 2020.
Overall gross profit decreased 49% and our margin per barrel decreased approximately 47% for the three months ended December 31, 2020, compared to the same period in 2019.  In our street collections and third party purchasing we were focused on lowering the prices paid to generators and suppliers for used motor oil during 2020.
Volumes in our street collections were up 9% for the three months ended December 31, 2020 as compared to the same period in 2019, the cost of the oil collected per gallon was down 92% and revenue was up 49% as a result of increased charges for our services from the prior period in our street collections. The reduction in collection costs is a function of route efficiencies and increased volumes of collections when compared to fixed costs across our collection operations. Overall, this provided an additional 4% of gross margin to the business or approximately $0.7 million for the three-month period ended December 31, 2020. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.
    We had selling, general and administrative expenses of $7,171,616 for the three months ended December 31, 2020, compared to $6,652,623 from the prior year's period, an increase of $518,993 or 8% from the prior period. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to our expansion of trucks and facilities through organic growth.

We had depreciation and amortization attributable to operating expenses of $482,869 for the three months ended December 31, 2020, compared to $455,953 for the three months ended December 31, 2019, a decrease of $26,916, mainly due to some of our assets becoming fully depreciated.
    We had total other expense of $451,900 for the three months ended December 31, 2020, compared to total other expense of $1,671,958 for the three months ended December 31, 2019. The main reason for the decrease in other expenses for 2020 was the loss of $205,565 during 2020, compared to the loss of $819,239 during 2019, on change in value of derivative liability, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 14. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data". The Company also received a total of $21.0 million from the Tensile transaction during 2020, of which approximately $9.0 million was used to pay down our debt obligations. Due to this, we had a lower balance owed under our line of credit and term loan, along with a lower interest rate on the term debt outstanding for the three months ended December 31, 2020, compared to 2019.
We had loss before income taxes of $2,942,783 for the three months ended December 31, 2020 compared to income before income taxes of $1,372,090 for the three months ended December 31, 2019. The decrease in income was mainly due to the decrease in gross profit and the increase in selling, general and administrative expenses as discussed above, partially offset by a reduction in interest expense and a reduction in change on derivative warrant liability related to the non-cash adjustment relating to the value of the June 2015 and May 2016 warrants, as discussed above. The June 2015 warrants have expired as of December 31, 2020.

We had a net loss attributable to Vertex Energy, Inc. of $3,391,952 for the three months ended December 31, 2020, compared to net income attributable to Vertex Energy, Inc. of $1,434,202 for the three months ended December 31, 2019. The decrease in net income was primarily due to lower volumes and compressed spreads in the business.

Each of our segments' gross profit (deficit) during the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Black Oil
Revenues	$21,165,739	$36,215,635	$(15,049,896)	(42)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,955,589	24,822,137	(8,866,548)	(36)%
Depreciation and amortization attributable to costs of revenues	1,072,575	1,102,062	(29,487)	(3)%
Gross profit *	$4,137,575	$10,291,436	$(6,153,861)	(60)%

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Refining and Marketing
Revenues	$13,494,715	$3,745,290	$9,749,425	260%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,434,600	2,883,187	10,551,413	366%
Depreciation and amortization attributable to costs of revenues	128,660	147,898	(19,238)	(13)%
Gross profit (deficit) *	$(68,545)	$714,205	$(782,750)	(110)%

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Recovery
Revenues	$5,406,846	$2,627,377	$2,779,469	106%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,154,477	3,339,703	814,774	24%
Depreciation and amortization attributable to costs of revenues	157,797	140,691	17,106	12%
Gross profit (deficit) *	$1,094,572	$(853,017)	$1,947,589	228%

* The Company changed its presentation of gross profit, beginning in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, to include depreciation and amortization of our refineries. This change in presentation had no effect on the previously reported results of operations. The disclosures above have been retroactively adjusted from the prior presentations to include depreciation and amortization of our refineries.

Our Black Oil segment generated revenues of $21,165,739 for the three months ended December 31, 2020, with cost of revenues (exclusive of depreciation and amortization) of $15,955,589, and depreciation and amortization attributable to cost of revenues of $1,072,575. During the three months ended December 31, 2019, these revenues were $36,215,635 with cost of revenues (exclusive of depreciation and amortization) of $24,822,137 and depreciation and amortization attributable to cost of revenues of $1,102,062. Gross profit decreased for the three months ended December 31, 2020, compared to 2019, as a result of lower volumes of processed products at our refineries, and other facilities, as well as an overall decrease in margins throughout the business as a result of lower commodity pricing, offset by decreased operating expenses throughout our various facilities, along with decreased street collection and pricing as a result of our continued efforts to cut costs.

Our Black Oil segment’s volume decreased approximately 23% during the three months ended December 31, 2020, compared to the same period in 2019. This decrease was largely due to the overall economic impact of the 'stay-at-home' orders that were imposed as a result of the COVID-19 pandemic, in addition to the downtime we experienced at our Marrero facility during October 2020, as a result of a fire. Volumes collected through our H&H Oil and Heartland collection facilities increased 9% during the three months ended December 31, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.
    Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our newly acquired Crystal subsidiary. With the acquisition of Crystal, we now operate as a wholesale distributor of motor fuels which include gasoline, blended gasoline and diesel. During the three months ended December 31, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $13,434,600, of which the processing costs for our Refining and Marketing business located at KMTEX were $420,687, and depreciation and amortization attributable to cost of revenues was $128,660. Revenues for the same period were $13,494,715 while gross deficit from operations was $68,545. During the three months ended December 31, 2019, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $2,883,187, which included the processing costs at KMTEX of $588,070, and depreciation and amortization attributable to cost of revenues was $147,898. Revenues for the same period were $3,745,290, while gross profit from operations was $714,205. We experienced a decrease in margins as a result of less feedstock available for processing.
Overall volume for the Refining and Marketing segment decreased 28% during the three months ended December 31, 2020, as compared to the same period in 2019. Our fuel oil cutter volumes decreased 52% for the three months ended December 31, 2020, compared to the same period in 2019. Our pygas volumes decreased 22% for the three months ended December 31, 2020, as compared to the same period in 2019. We experienced a large decrease in volumes being received from third party facilities as a result of COVID-19. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace. This has resulted in a reduction in gross profit for this division.
    Our Recovery segment generated revenues of $5,406,846 for the three months ended December 31, 2020, with cost of revenues (exclusive of depreciation and amortization) of $4,154,477, and depreciation and amortization attributable to cost of revenues of $157,797. During the three months ended December 31, 2019, these revenues were $2,627,377, with cost of revenues (exclusive of depreciation and amortization) of $3,339,703, and depreciation and amortization attributable to cost of revenues of $140,691. Gross profit increased for the three months ended December 31, 2020, compared to 2019, as a result of increased volumes of Group III base oils attributable to our Recovery segment and margins related thereto, through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acted as Penthol C.V. of the Netherlands aka Penthol LLC's (a Penthol subsidiary in the United States) (“Penthol’s”) exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Revenues for this segment increased 106% as a result of an increase in volumes during the three months ended December 31, 2020, compared to the same period in 2019. Volumes were also up in our metals division during the three months ended December 31, 2020, compared to the same period during 2019, due to certain one-time projects. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and gross profit from this segment from period to period.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2019

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues	$135,028,488	$163,365,565	$(28,337,077)	(17)%

Cost of revenues (exclusive of depreciation and amortization shown separately below)	113,766,009	134,777,113	(21,011,104)	(16)%

Depreciation and amortization attributable to costs of revenues	5,090,352	5,356,277	(265,925)	(5)%

Gross profit *	16,172,127	23,232,175	(7,060,048)	(30)%

Selling, general and administrative expenses	26,144,264	24,182,407	1,961,857	8%

Depreciation and amortization attributable to operating expenses	1,895,588	1,823,812	71,776	4%

Total operating expenses	28,039,852	26,006,219	2,033,633	8%

Loss from operations	(11,867,725)	(2,774,044)	(9,093,681)	(328)%

Other income (expense)
Other income	101	920,197	(920,096)	(100)%
Loss on sale of assets	(124,515)	(74,111)	(50,404)	68%
Gain (loss) on change in value of derivative warrant liability	1,638,804	(487,524)	2,126,328	436%
Interest expense	(1,042,840)	(3,070,071)	2,027,231	66%
Total other income (expense)	471,550	(2,711,509)	3,183,059	117%

Loss before income tax	(11,396,175)	(5,485,553)	(5,910,622)	(108)%

Income tax benefit	—	—	—	—%

Net loss	(11,396,175)	(5,485,553)	(5,910,622)	(108)%

Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	639,940	(436,974)	1,076,914	246%

Net loss attributable to Vertex Energy, Inc.	$(12,036,115)	$(5,048,579)	$(6,987,536)	(138)%

*The Company changed its presentation of gross profit, beginning in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, to include depreciation and amortization of our refineries. This change in presentation had no effect on the previously reported results of operations. The disclosures above have been retroactively adjusted from the prior presentations to include depreciation and amortization of our refineries.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the year ended December 31, 2020, we had a gain of $3.4 million in our hedging instruments, which lowered our cost of goods sold, compared to a loss of $2.3 million during the year ended December 31, 2019. As demand for used oil feedstock increases, the prices we are required to pay for such feedstock typically increases as well – i.e., the discount pricing to non-used oil shrinks, which increases our acquisition costs. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks (which relates to everything from how efficient our collection trucks are in their collection routes to how efficiently we operate our facilities), and the cost of turn-arounds and other maintenance at our facilities.
Total revenues decreased by 17% for the year ended December 31, 2020 compared to the same period in 2019, due primarily to lower commodity prices and decreased volumes at our refineries, during the year ended December 31, 2020, compared to the prior year's period. Total volume was down 5% during the year ended December 31, 2020, compared to the same period in 2019.
During the year ended December 31, 2020, total cost of revenues (exclusive of depreciation and amortization) was $113,766,009, compared to $134,777,113 for the year ended December 31, 2019, a decrease of $21,011,104 or 16% from the prior period. The main reason for the decrease was the result of a decline in commodity prices, which impacted our feedstock pricing, a decrease in volumes throughout the business as well as recent efforts in reducing operating costs at our facilities.

    Additionally, our per barrel margin decreased 24% for the year ended December 31, 2020, relative to the year ended December 31, 2019, due to lower volumes, along with decreases in commodity prices for the finished products we sell. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($16,172,127 for the 2020 period versus $23,232,175 for the 2019 period).

Volumes in our street collections were up 1% for the year ended December 31, 2020, as compared to the same period in 2019, and we saw a 28% decrease in the discount we were paying for feedstock into our refineries during the period. In addition, we saw a 33% decrease in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the year ended December 31, 2020, as compared to the same period in 2019. The cost of the oil collected on the street was down 28% and revenue was up 38% from the prior period. The reduction in collection costs is a function of route efficiencies and increased volumes of collections when compared to fixed costs across our collection operations, as well as aggressive price changes on the street. Overall, this provided an additional 13% of gross margin to the business or approximately $2 million, for the year ended December 31, 2020. These improvements were mostly a result of an improvement in logistic costs for the period, as well as efficiencies in operations of our refineries and reductions in maintenance costs for the period. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

For the twelve months ended December 31, 2020, total depreciation and amortization expense attributable to cost of revenues was $5,090,352, compared to $5,356,277 for the twelve months ended December 31, 2019, a decrease of $265,925, mainly due to some of our assets becoming fully depreciated.
We had gross profit as a percentage of revenue of 12.0% for the year ended December 31, 2020, compared to gross profit as a percentage of revenues of 14.3% for the year ended December 31, 2019. The main reason for the change was the decrease in commodity prices and lower volumes at our refining facilities during the period. In addition, the Company was proactive in its risk management of commodity prices through the use of derivative instruments which resulted in a $5.8 million positive impact on gross margins when compared to the same period a year ago.
Commodity prices decreased approximately 39% for the year ended December 31, 2020, compared to the same period in 2019. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the year ended December 31, 2020, decreased $29.77 per barrel from a yearly average of $76.50 for the year ended December 31, 2019, to $46.73 per barrel for the year ended December 31, 2020.

We had selling, general and administrative expenses of $26,144,264 for the year ended December 31, 2020, compared to $24,182,407 for the prior year period, an increase of $1,961,857 or 8% from the prior period, due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion of trucks and facilities through organic growth, as well as increased accounting, legal and consulting expenses related to our January 2020 Tensile transaction.
We had depreciation and amortization expense attributable to operating expenses of $1,895,588 for the year ended December 31, 2020, compared to $1,823,812 for the year ended December 31, 2019, a decrease of $71,776, mainly due to some of our assets becoming fully depreciated.
We had total other income of $471,550 for the year ended December 31, 2020, compared to total other expense of $2,711,509 for the year ended December 31, 2019. The main reasons for the change in other expense during 2020 was the receipt of a payment in 2019 of $907,500 related to the proceeds of an insurance settlement for a fire that had occurred at the used oil re-refining plant located in Churchill County, Nevada, which we previously rented during the year ended December 31, 2019. We also recognized a gain of $1,638,804 during 2020, compared to a loss of $487,524 during 2019, on change in value of derivative liability, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 14. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data". The Company also received a total of $21.0 million from the Tensile transaction during 2020, of which approximately $9.0 million was used to pay down our debt obligations. Due to this, we had a significantly lower balance owed under our line of credit and term loan along with a lower interest rate on the term debt outstanding during the year ended December 31, 2020, compared to 2019, which decreased total interest expense to $1,042,840 for the year ended December 31, 2020, compared to $3,070,071 for the year ended December 31, 2019.

We had a loss before income taxes of $11,396,175 for the year ended December 31, 2020, compared to a loss before income taxes of $5,485,553, for the year ended December 31, 2019, a 108% increase.  The increase in net loss before taxes was attributable to the decline in market and commodity prices, which reduced revenues during the period, as well as the increase in selling, general and administrative expenses.
We had a net loss attributable to Vertex Energy, Inc. of $12,036,115 for the year ended December 31, 2020, compared to a net loss of $5,048,579 for the year ended December 31, 2019, an increase in net loss of $6,987,536 or 138% from the prior period for the reasons described above.

Each of our segment’s gross profit (deficit) during these periods was as follows:

	Year Ended December 31,
	2020	2019	$ Change	% Change
Black Oil
Revenues	$82,228,367	$139,269,164	$(57,040,797)	(41)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	62,557,304	113,196,583	(50,639,279)	(45)%
Depreciation and amortization attributable to costs of revenues	4,033,274	4,224,726	(191,452)	(5)%
Gross profit *	$15,637,789	$21,847,855	$(6,210,066)	(28)%

Refining and Marketing
Revenues	$35,804,385	$12,957,767	$22,846,618	176%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,207,188	10,651,069	24,556,119	231%
Depreciation and amortization attributable to costs of revenues	470,158	579,846	(109,688)	(19)%
Gross profit *	$127,039	$1,726,852	$(1,599,813)	(93)%

Recovery
Revenues	$16,995,736	$11,138,634	$5,857,102	53%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	16,001,517	10,929,461	5,072,056	46%
Depreciation and amortization attributable to costs of revenues	586,920	551,705	35,215	6%
Gross profit (deficit) *	$407,299	$(342,532)	$749,831	(219)%

*The Company changed its presentation of gross profit, beginning in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, to include depreciation and amortization of our refineries. This change in presentation had no effect on the previously reported results of operations. The disclosures above have been retroactively adjusted from the prior presentations to include depreciation and amortization of our refineries.

Our Black Oil segment generated revenues of $82,228,367 for the year ended December 31, 2020, with cost of revenues (exclusive of depreciation and amortization) of $62,557,304, and depreciation and amortization attributable to cost of revenues of $4,033,274. During the year ended December 31, 2019, these revenues were $139,269,164 with cost of revenues (exclusive of depreciation and amortization) of $113,196,583, and depreciation and amortization attributable to cost of revenues of $4,224,726. Gross profit decreased for the year ended December 31, 2020, compared to 2019, as a result of lower volumes of processed products at our refineries, and other facilities, as well as an overall decrease in margins throughout the business as a result of lower commodity pricing, offset by decreased operating expenses through our various facilities, along with diligent management of our street collections and pricing.
Our Black Oil segment's volume decreased approximately 19% during the year ended December 31, 2020, compared to the same period in 2019. This decrease was largely due to the overall economic impact of the 'stay-at-home' orders that were imposed as a result of the COVID-19 pandemic. Volumes collected through our H&H Oil and Heartland collection facilities increased 1% during the year ended December 31, 2020, compared to the same period in 2019. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.
Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our newly acquired Crystal acquisition. With the acquisition of Crystal, we now operate as a wholesale distributor of motor fuels which include gasoline, blended gasoline and diesel. During the year ended December 31, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $35,207,188, of which the processing costs for our Refining and Marketing business located at KMTEX were $1,622,737, and depreciation and amortization attributable to costs of revenues was $470,158. Revenues for the same period were $35,804,385, while gross profit from operations was $127,039. During the year ended December 31, 2019, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $10,651,069, which included the processing costs at KMTEX of $2,007,295. and depreciation and amortization attributable to costs of revenues was $579,846. Revenues for the same period were $12,957,767, while gross profit was $1,726,852.
Overall volume for the Refining and Marketing segment decreased 19% during the year ended December 31, 2020, as compared to the same period in 2019. Our fuel oil cutter volumes decreased 48% for the year ended December 31, 2020, compared to the same period in 2019. Our pygas volumes decreased 11% for the year ended December 31, 2020, as compared to the same period in 2019. The lower margins were a result of decreases in available feedstock volumes. We experienced a large decrease in volumes being received from third party facilities as a result of COVID-19, as well as weather delays as a result of the hurricanes in the Gulf which caused some of these facilities to shut-down operations for short periods of time. For example, during August and September, two Hurricanes brought severe flooding and high winds that adversely impacted operations in the Gulf Coast and, specifically at the Company’s Marrero, Louisiana refinery, while also limiting outbound shipments of finished product along adjacent waterways between Houston and New Orleans for approximately two weeks. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

Our Recovery segment generated revenues of $16,995,736 for the year ended December 31, 2020, with cost of revenues (exclusive of depreciation and amortization) of $16,001,517, and depreciation and amortization attributable to cost of revenues of $586,920. During the year ended December 31, 2019, these revenues were $11,138,634 with cost of revenues (exclusive of depreciation and amortization) of $10,929,461, and depreciation and amortization attributable to cost of revenues of $551,705. Revenues were up substantially as a result of increased volumes of steel processed in addition to a large increase in steel values during the period. Gross profit increased for the year ended December 31, 2020, compared to 2019, as a result of increased volumes attributable to our Recovery segment and margins related thereto, through our various facilities.
Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex acted as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States June 2016 to January 2021. Revenues for this segment increased 53% as a result of increased volumes compared to the same period in 2019. Volumes of petroleum products acquired in our Recovery business were up 25% during the year ended December 31, 2020, compared to the same period during 2019. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and income before income taxes from period to period.

The Company purchases product/feedstock from third-party collectors as well as internally collected product using its fleet of trucks. Our long-term goal is to collect as much of our product/feedstock as possible as this helps to improve margins and ultimately net income of the Company. The more product/feedstock we can collect with our own fleet and displace third-party purchases improves the overall profitability of the Company through cost reductions, as our internally collected product/feedstock is generally cheaper than product/feedstock we have to purchase from third-parties. In general, the more product/feedstock we are required to acquire from third-parties, the lower our margins. While the breakdown between internally sourced and third-party sourced product/feedstock has no effect on revenue (which is a function of fluctuating product spreads), it does have an effect on cost of revenues, and therefore our profit before selling, general and administrative expenses. Specifically, a higher amount of third-party sourced product/feedstock generally results in increases to costs of revenues. Inventories are also affected to a limited extent by collection and production values – the more product we collect, the greater our inventories of product/feedstock, at least until such product/feedstock is processed into end-products. The inventory levels of our end-products are determined based on supply and demand, and how quickly such products can be transported, and not typically dependent on the amount of products/feedstock we source internally or externally.
The following table sets forth the high and low spot prices during 2020 for our key benchmarks.

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
Reported in Platt's US Marketscan (Gulf Coast)
We saw a steady decline in each of the benchmark commodities we track during 2020 and 2019. During 2019 and specifically the first half of 2020, the commodity markets experienced a steady decline due to overall global economic conditions mostly related to supply and demand for the products we track.
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
We had total assets of $122,099,958 as of December 31, 2020, compared to $120,759,919 at December 31, 2019.  The increase was mainly due to the generation of additional liquidity from the closing of the January 2020 Tensile transaction relating to Heartland SPV transaction (discussed above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and Transactions” - “Heartland Share Purchase and Subscription Agreement”), during the year ended December 31, 2020.

    We had total liabilities of $60,809,023 as of December 31, 2020, compared to total liabilities of $69,511,546 as of December 31, 2019. The decrease in total liabilities was mainly in connection with the pay down of debt obligations from the closing of the Heartland SPV transaction (discussed above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and Transactions” - “Heartland Share Purchase and Subscription Agreement”) and reductions of opening lease obligations due to the passage of time.

    We had working capital of $5,934,977 as of December 31, 2020, compared to working capital of $2,609,609 as of December 31, 2019. The increase in working capital is mainly due to the pay down of debt obligations from the closing of the Heartland SPV transaction (discussed above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and

Transactions” - “Heartland Share Purchase and Subscription Agreement”), which increased cash and decreased liabilities, as discussed below.
The Company received a total of $21.0 million from the January 2020 Tensile transaction, of which approximately $9.0 million was used to pay down our debt obligations, approximately $7.0 million is included in cash as of December 31, 2020, and the remaining balance was used to fund operations.
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
    Given the ongoing COVID-19 pandemic, challenging market conditions and recent market events resulting in industry-wide spending cuts, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we plan to reduce, defer or cancel certain planned capital expenditures and reduce our overall cost structures commensurate with our expected level of activities. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Agreement will be sufficient to fund our operations and service our debt in the near term. A prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90%. All such premium finance agreements have maturities of less than one year and have a balance of $1,183,543 at December 31, 2020.
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC and Credit Agreement Amendments
    Our outstanding EBC Credit Agreement, the Revolving Credit Agreement, and our CapEx Loan are defined and described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 9. Line of Credit and Long-Term Debt” - “Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC" and "Credit Agreement Amendments”.

    The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2020, are $5,433,000 and $133,446, respectively.
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
We will also need additional capital in the future to redeem our Series B Preferred Stock and Series B1 Preferred Stock, which had a required redemption date of June 24, 2020, provided that, as discussed above under “Risk Factors” - “We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future.”, we are not contractually, or legally, able to redeem such stock and do not anticipate having sufficient cash on hand to complete such redemption in the near term. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrues a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.

Consistent with our commitment to maximize value for all investors, we have previously launched an internal review of strategic alternatives for our business. These alternatives may include continuing as a public standalone organization, going private or selling certain assets to a strategic partner, subject to the review and approval of our Board of Directors. There is no formal timeline for this process, nor have we chosen any one specific alternative at this time. We will provide further updates on the matter at such time that our Board determines appropriate.

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
Cash flows for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 were as follows:

	Twelve Months Ended December 31,
	2020	2019
Beginning cash, cash equivalents, and restricted cash	$4,199,825	$2,849,831
Net cash provided by (used in):
Operating activities	(76,397)	2,473,167
Investing activities	(8,433,409)	(3,626,440)
Financing activities	15,305,150	2,503,267
Net increase in cash, cash equivalents, and restricted cash	6,795,344	1,349,994
Ending cash, cash equivalents, and restricted cash	$10,995,169	$4,199,825
Operating activities used cash of $76,397 for the year ended December 31, 2020, as compared to providing cash of $2,473,167 in 2019. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities.   The primary reasons for the decrease in cash provided by operating activities for the year ended December 31, 2020, compared to the same period in 2019, were the fluctuation in market and commodity prices due to the pandemic that generated the increase in net loss, decrease in accounts receivable and increase in accounts payable, the gain on commodity derivative contracts, decrease in inventory, and decrease in accrued expenses.
Investing activities used cash of $8,433,409 for the year ended December 31, 2020 as compared to using cash of $3,626,440 in 2019, due mainly to the purchase of fixed assets and the acquisition of Crystal in 2020.

Financing activities provided cash of $15,305,150 during the year ended December 31, 2020, as compared to providing cash of $2,503,267 in 2019. Financing activities were comprised of note proceeds of approximately $8.2 million ($4.2 million of proceeds from our PPP loan) and contributions from the noncontrolling interest of Tensile of 21.0 million, offset by approximately $10.4 million used to pay down our long-term debt, and $3.1 million of payments on our line of credit. Financing activities for 2019 were comprised of note proceeds of approximately $2.8 million and contributions from the noncontrolling interest of Tensile of $3.2 million and proceeds from issuance of common stock and warrants to Tensile of $2.2 million, offset by approximately $4.6 million used to pay down our long-term debt, and $0.6 million of payments on our line of credit.

Contractual Obligations
Future maturities of long term-debt as of December 31, 2020 and December 31, 2019 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	December 31, 2020	December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,433,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	133,446	3,276,230
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	2,000,000	1,378,819	—
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	337,155	380,829	—
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	551,609	450,564	—
John Deere Note	Note	May 27, 2020	June 27, 2024	152,643	131,303	—
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	4,222,000	4,222,000	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	172,235	264,014
Wells Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	1,804	12,341
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	436,411	551,260
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,183,543	1,165,172
Total					13,923,954	18,602,017
Deferred finance costs					—	(47,826)
Total, net of deferred finance costs					$13,923,954	$18,554,191
    Future contractual maturities on notes payable are summarized as follows:

Creditor	2021	2022	2023	2024	2025	Thereafter
Encina Business Credit, LLC	$900,000	$4,533,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	133,446	—	—	—	—	—
Encina Business Credit, LLC	368,867	1,009,952	—	—	—	—
AVT Equipment Lease-Ohio	126,965	138,162	115,702	—	—	—
AVT Equipment Lease-HH	148,398	161,487	140,679	—	—	—
John Deere Note	37,299	37,225	39,173	17,606	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Tetra Capital Lease	98,167	74,068	—	—	—	—
Wells Fargo Equipment Lease-VRM LA	1,804	—	—	—	—	—
Wells Fargo Equipment Lease-Ohio	120,896	127,265	133,968	54,282	—	—
Various institutions	1,183,543	—	—	—	—	—
Totals	$4,996,846	$8,425,698	$429,522	$71,888	$—	$—

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, leases, variable interest entities, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the financial statements included herein).
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:
•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2020.
Derivative transactions.
    All derivative instruments are recorded on the accompanying balance sheets at fair value. Derivative transactions are not designated as cash flow hedges under FASB ASC 815, Derivatives and Hedges. Accordingly, these commodity derivative contracts are marked-to-market and any changes in the estimated value of commodity derivative contracts held at the balance sheet date are recognized in the accompanying statements of operations increases (losses) or decreases (gains) to cost of goods sold. The derivative assets or liabilities are classified as either current or noncurrent assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities for counterparties where it has a legal right of offset.

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
Preferred Stock Classification.
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock require the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and Series B1 Preferred Stock, subject to certain contractual and legal requirements. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
    Redeemable Noncontrolling Interest

As more fully described in “Part II” - “Item 8. Financial Statements and Supplementary Data” - "Note 6. Share Purchase and Subscription Agreements and Acquisition", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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

    At December 31, 2020, the Company had about $6.9 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.15% at December 31, 2020) plus 6.50% per year.

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
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the "Company") and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matter arisings from the current‐period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) represented especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Consolidated Financial Statements ‐ Heartland Share Purchase and Subscription Agreement – See Notes 1 and 6 to the consolidated financial statements
Critical Audit Matter Description

The Company, through its wholly-owned subsidiary, Vertex Operating, transferred 100% of its ownership in Vertex Refining OH, LLC (“Vertex OH”) to HPRM LLC (“Heartland SPV”), a special purpose vehicle formed to enter into a Share Purchase and Subscription Agreement (“Heartland Share Purchase”) with Tensile‐Heartland Acquisition Corporation (“Tensile Heartland”). Under the Heartland Share Purchase, Tensile Heartland purchased a 65% ownership interest in Heartland SPV for approximately $21 million and the Company retained a 35% ownership interest in Heartland SPV. In connection with this transaction Heartland SPV was ultimately determined by management to be a variable interest entity (“VIE”) for which the Company was deemed to be the primary beneficiary.

We identified the designation of Heartland SPV as a VIE, requiring consolidation by the Company as the primary beneficiary, to be a critical audit matter based on the significant judgements and interpretations required of management in its VIE assessment, the complexity of the Heartland Share Purchase and the impact that consolidation of Heartland SPV has on the presentation of the Company’s consolidated financial statements.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s Heartland SPV VIE assessment included the following, among others:

We obtained managements analysis of the Heartland Share Purchase and analyzed the related agreements and documents to determine if management’s assessment considered all significant provisions of the Heartland Share Purchase and related agreements that might impact their VIE and primary beneficiary assessment.

We discussed the Heartland Share Purchase with key members of management, outside specialists consulted by management in making its assessment and the Company’s legal counsel to confirm our understanding of key provisions of the Heartland Share Purchase and related agreements.

We evaluated the Company’s disclosures related to the Heartland Share Purchase including disclosures related to management’s VIE assessment and the important factors considered by management in its determination.

Valuation of Long‐lived Assets ‐ See Note 2 to the consolidated financial statements
Critical Audit Matter Description

The Company evaluates the carrying amounts of its long‐lived assets, other than goodwill and indefinite‐lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to the asset’s carrying amount. If the undiscounted future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and the carrying amount. The Company’s long‐lived asset impairment tests are performed at the reporting unit level. The impact of COVID‐19 on the demand for oil and the significant decrease in oil prices, including petroleum‐based prices, during the first quarter of 2020 triggered an assessment of these long‐lived assets for impairment.

Auditing the Company’s impairment assessments were challenging, as the assumptions used by management are highly subjective and judgmental and incorporate inherent uncertainties that are difficult to predict in the current economic environment. These assumptions include projected operating results, which are dependent on market conditions, change in regulations, consumer preferences and events affecting various forms of travel.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s evaluation of impairment of long‐lived assets included the following, among others:

We obtained management’s assessment of indicators of impairment of long‐lived assets, evaluated the methodologies and the completeness and accuracy of the Company’s analysis of events or changes in circumstances.

We obtained the Company’s undiscounted cash flow analysis for each reporting units and evaluated the accuracy of historical financial data and the reasonableness of assumptions used in the projection of historical data to future results, including sensitivity analysis of growth rates.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company's auditor since 2017.
Houston, Texas
March 8, 2021

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$10,895,044	$4,099,655
Restricted cash	100,125	100,170
Accounts receivable, net	11,138,933	12,138,078
Federal income tax receivable	—	68,606
Inventory	4,439,839	6,547,479
Prepaid expenses and other current assets	3,211,448	4,452,920
Total current assets	29,785,389	27,406,908

Fixed assets, at cost	75,777,552	69,469,548
Less accumulated depreciation	(29,337,036)	(24,708,151)
Fixed assets, net	46,440,516	44,761,397
Finance lease right-of-use assets	1,536,711	851,570
Operating lease right-of-use assets	33,315,876	35,586,885
Intangible assets, net	9,397,441	11,243,800
Deferred income taxes	—	68,605
Other assets	1,624,025	840,754
TOTAL ASSETS	$122,099,958	$120,759,919

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2020	December 31, 2019
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable	$10,484,911	$7,620,098
Accrued expenses	2,053,106	5,016,132
Dividends payable	606,550	389,176
Finance lease-current	496,231	217,164
Operating lease-current	5,614,785	5,885,304
Current portion of long-term debt, net of unamortized finance costs	4,367,169	2,017,345
Revolving note	133,446	3,276,230
Derivative commodity liability	94,214	375,850
Total current liabilities	23,850,412	24,797,299

Long-term debt	7,981,496	12,433,000
Finance lease-non-current	945,612	610,450
Operating lease-non-current	27,701,091	29,701,581
Derivative warrant liability	330,412	1,969,216
Total liabilities	60,809,023	69,511,546

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized, 4,102,690 and 3,826,055 shares issued and outstanding at December 31, 2020 and 2019, respectively with liquidation preference of $12,718,339 and $11,860,771 at December 31, 2020 and 2019, respectively.	12,718,339	11,006,406

Series B1 Preferred Stock, $0.001 par value per share; 17,000,000 shares authorized, 7,399,649 and 9,028,085 shares issued and outstanding at December 31, 2020 and 2019, respectively with liquidation preference of $11,543,452 and $14,083,813 at December 31, 2020 and 2019, respectively.	11,036,173	12,743,047

Redeemable non-controlling interest	31,611,674	4,396,894
Total Temporary Equity	55,366,186	28,146,347
EQUITY
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 419,859 and 419,859 shares issued and outstanding at December 31, 2020 and 2019, respectively, with a liquidation preference of $625,590 and $625,590 at December 31, 2020 and December 31, 2019, respectively.	420	420

Series C Convertible Preferred stock, $0.001 par value per share; 44,000 shares designated; zero and zero issued and outstanding at December 31, 2020 and 2019, respectively with a liquidation preference of zero and zero at December 31, 2020 and December 31, 2019, respectively.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 45,554,841 and 43,395,563 issued and outstanding at December 31, 2020 and 2019, respectively.	45,555	43,396
Additional paid-in capital	94,569,674	81,527,351
Accumulated deficit	(90,008,778)	(59,246,514)
Total Vertex Energy, Inc. stockholders' equity	4,606,871	22,324,653
Non-controlling interest	1,317,878	777,373
Total Equity	5,924,749	23,102,026
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$122,099,958	$120,759,919
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019
	2020	2019
Revenues	$135,028,488	$163,365,565
Cost of revenues (exclusive of depreciation and amortization shown separately below)	113,766,009	134,777,113
Depreciation and amortization attributable to costs of revenues	5,090,352	5,356,277
Gross profit	16,172,127	23,232,175

Operating expenses:
Selling, general and administrative expenses	26,144,264	24,182,407
Depreciation and amortization attributable to operating expenses	1,895,588	1,823,812
Total operating expenses	28,039,852	26,006,219
Loss from operations	(11,867,725)	(2,774,044)
Other income (expense):
Other income	101	920,197
Loss on sale of assets	(124,515)	(74,111)
Gain (loss) on change in value of derivative warrant liability	1,638,804	(487,524)
Interest expense	(1,042,840)	(3,070,071)
Total other income (expense)	471,550	(2,711,509)
Loss before income taxes	(11,396,175)	(5,485,553)
Income tax benefit	—	—
Net loss	(11,396,175)	(5,485,553)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	639,940	(436,974)
Net loss attributable to Vertex Energy, Inc.	(12,036,115)	(5,048,579)

Accretion of redeemable noncontrolling interest to redemption value	(15,135,242)	(2,279,371)
Accretion of discount on Series B and B-1 Preferred Stock	(1,687,850)	(2,489,722)
Dividends on Series B and B-1 Preferred Stock	(1,903,057)	(1,627,956)
Net loss available to common stockholders	$(30,762,264)	$(11,445,628)

Loss per common share
Basic	$(0.68)	$(0.28)
Diluted	$(0.68)	$(0.28)
Shares used in computing loss per share
Basic	45,509,470	40,988,946
Diluted	45,509,470	40,988,946
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2020 AND 2019
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par
Balance on December 31, 2018	40,174,821	$40,175	419,859	$420	—	$—	$75,131,122	$(47,800,886)	$1,438,213	$28,809,044
Distribution to noncontrolling	—	—	—	—	—	—	—	—	(285,534)	(285,534)
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,627,956)	—	(1,627,956)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(2,489,722)	—	(2,489,722)
Share based compensation expense	—	—	—	—	—	—	642,840	—	—	642,840
Exercise of options to common	78,425	79	—	—	—	—	6,996	—	—	7,075
Adjustment of carrying amount of noncontrolling interest	—	—	—	—	—	—	970,809	—	—	970,809
Conversion of Series B1 Preferred stock to common	1,642,317	1,642	—	—	—	—	2,560,373	—	—	2,562,015
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(2,279,371)	—	(2,279,371)
Issue of common stock and warrants	1,500,000	1,500	—	—	—	—	2,215,211	—	—	2,216,711
Net loss	—	—	—	—	—	—	—	(5,048,579)	(436,974)	(5,485,553)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	61,668	61,668
Balance on December 31, 2019	43,395,563	43,396	419,859	420	—	—	81,527,351	(59,246,514)	777,373	23,102,026
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,903,057)	—	(1,903,057)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,687,850)	—	(1,687,850)
Conversion of B1 Preferred Stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Share based compensation expense	—	—	—	—	—	—	656,111	—	—	656,111
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(15,135,242)	—	(15,135,242)
Adjustment of carrying amount of noncontrolling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Net loss	—	—	—	—	—	—	—	(12,036,115)	639,940	(11,396,175)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(99,435)	(99,435)
Balance on December 31, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,569,674	$(90,008,778)	$1,317,878	$5,924,749
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2020 AND 2019
	2020	2019
Cash flows from operating activities
Net loss	$(11,396,175)	$(5,485,553)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation expense	656,111	642,840
Depreciation and amortization	6,985,940	7,180,089
Provision (recovery) for bad debt	297,289	(320,013)
(Gain) loss on commodity derivative contracts	(3,456,487)	2,458,359
Net cash settlement on commodity derivatives	4,233,092	(2,841,052)
Loss on sale of assets	124,515	74,111
Amortization of debt discount and deferred costs	47,826	573,908
(Gain) loss on change in value of derivative warrant liability	(1,638,804)	487,524
Reduction in contingent consideration	—	(15,564)
Changes in operating assets and liabilities:
Accounts receivable	2,641,220	(2,652,864)
Inventory	3,084,152	1,543,918
Prepaid expenses	197,715	(257,894)
Accounts payable	1,840,874	(1,171,433)
Accrued expenses	(3,047,606)	2,480,786
Other assets	(646,059)	(223,995)
Net cash (used in) provided by operating activities	(76,397)	2,473,167
Cash flows from investing activities
Internally developed software	(49,229)	(489,093)
Proceeds from the sale of assets	74,965	232,020
Acquisition of Crystal Energy, LLC	(1,822,690)	—
Purchase of fixed assets	(6,636,455)	(3,369,367)
Net cash used in investing activities	(8,433,409)	(3,626,440)
Cash flows from financing activities
Line of credit payments, net	(3,142,784)	(568,406)
Proceeds received from issuance of common stock and warrants	—	2,216,711
Proceeds from exercise of stock options	—	7,075
Distribution VRM LA	—	(285,534)
Contribution received from redeemable noncontrolling interest	21,000,000	3,150,000
Payments on finance leases	(402,560)	(165,598)
Proceeds from notes payable	8,217,195	2,809,139
Payments made on notes payable	(10,366,701)	(4,660,120)
Net cash provided by financing activities	15,305,150	2,503,267
Net change in cash and cash equivalents and restricted cash	6,795,344	1,349,994
Cash and cash equivalents and restricted cash at beginning of the year	4,199,825	2,849,831
Cash and cash equivalents and restricted cash at end of year	$10,995,169	$4,199,825

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,050,741	$2,505,852
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B and B1 Preferred Stock into common stock	$3,368,474	$2,562,015
Dividends on Series B and B-1 Preferred Stock	$1,903,057	$1,627,956
Initial adjustment of carrying amount of redeemable noncontrolling interest	$9,091,068	$970,809
Accretion of discount on Series B and B-1 Preferred Stock	$1,687,850	$2,489,722
Accretion of redeemable noncontrolling interest to redemption value	$15,135,242	$2,279,371
Equipment acquired under capital leases	$1,017,638	$621,000
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during 2020, we expect GDP to continue to decline globally in the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

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

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks, including, but not limited to the recent increase in infection rates, which may lead to further or extended stay-at-home and similar orders in the markets in which we operate, and the recent global roll out of vaccines, which may help slow the spread of the virus.

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

We had working capital of $5,934,977 as of December 31, 2020, compared to working capital of $2,609,609 as of December 31, 2019. The increase in working capital is mainly due to the generation of additional liquidity from the closing of the Heartland SPV transaction during the year ended December 31, 2020. Our working capital includes the consolidated assets of certain subsidiaries which may only be used to settle the obligations of the respective subsidiaries. The consolidated liabilities of these subsidiaries are non-recourse to the general credit of our consolidated entity.
To address the liquidity deficiency and operating losses, the Company is considering pursuing a number of actions, including: 1) seeking to obtain additional funds through public or private financing sources; 2) restructuring existing debts from creditors; 3) seeking to reduce operating costs; 4) minimizing projected capital costs for the remainder of 2021; 5) going private; 6) exploring opportunities to sell or lease assets; 7) maintaining availability under credit agreement and 8) obtaining proceeds from option and warrants exercises.
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
Black Oil
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to its customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. The Company believes these contracts are beneficial to all parties involved because they help ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed below under “Note 6. Share Purchase, Subscription Agreements and Acquisition” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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
Recovery
Through its Recovery segment, Vertex Energy aggregates sales of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes trading/marketing of Group III Base Oils.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, entities controlled by the Company through a greater than 50% voting interest and certain variable interest entities (“VIE”) for which the Company is the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in the consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
The Company assesses whether it is the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on the Company’s power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and its obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The following is a description of the Company’s consolidated wholly-owned subsidiaries and consolidated VIEs:
•Cedar Marine Terminals, L.P. (“CMT”) operates a 19-acre bulk liquid storage facility on the Houston Ship Channel.  The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. CMT is also the site of the TCEP.
•Crossroad Carriers, L.P. (“Crossroad”) is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams.
•Vertex Recovery, L.P. (“Vertex Recovery”) is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S.  It facilitates its services through a network of independent recyclers and franchise collectors.
•H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, Dallas, San Antonio and Corpus Christi, Texas.
•Vertex Refining, LA, LLC which owned a used oil re-refinery based in Marrero, Louisiana and also has assets in Belle Chasse, Louisiana, prior to the consummation of the MG Share Purchase in July 2019, as discussed below under “Note 6. Share Purchase, Subscription Agreements, and Acquisition” - “Myrtle Grove Share Purchase and Subscription Agreement.
•Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.
•Vertex Recovery Management, LLC is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales.
•Vertex Refining, OH, LLC collects and re-refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio with collection branches located in Norwalk, Ohio, Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky. Effective January 1, 2020, the ownership of 65% of the assets of Vertex OH, LLC were transferred to Tensile in connection with the Heartland SPV (discussed below under “Note 6. Share Purchase, Subscription Agreements, and Acquisition” - “Heartland Share Purchase and Subscription Agreement”).
•Vertex Refining Myrtle Grove LLC (“MG SPV”), is a special purpose entity formed to hold the Belle Chasse, Louisiana, re-refining complex, which entity is 85% owned by Vertex Operating.
•Crystal Energy, LLC ("Crystal") purchases, stores, sells, and distributes refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment.
•Vertex Energy Operating, LLC ("Vertex Operating"), is a holding company for various of the subsidiaries described above.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$10,895,044	$4,099,655
Restricted cash	100,125	100,170
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$10,995,169	$4,199,825

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
Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $612,746 and $402,475 at December 31, 2020 and 2019, respectively.
Inventory
Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.
Fixed Assets
Fixed assets are stated at historical costs. Depreciation of fixed assets placed in operations is provided using the straight-line method over the estimated useful lives of the assets. The policy of the Company is to charge amounts for major maintenance and repairs to expenses, and to capitalize expenditures for major replacements and betterments.
Internal-Use Software

The Company incurs costs related to internal-use software and cloud computing implementation costs, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and cloud computing development are expensed as incurred. Certain costs incurred and accumulated during the application development stage are capitalized and included within intangibles, net on the consolidated balance sheets. Amortization of internal-use software is recognized on a straight-line basis over the estimated useful life of the assets.
Cloud Computing Costs
The Company has non-cancellable cloud computing hosting arrangements for which it incurs implementation costs. Costs incurred in the planning and evaluation stage of the cloud computing hosting arrangement are expensed as incurred. Costs incurred during the application development stage related to implementation of the hosting arrangement are capitalized and included within prepaid expenses on the consolidated balance sheets. Amortization of implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs are presented in selling, general and administrative expense on the consolidated statements of operations.

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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The results of operations for the acquired entities are included in the Company’s consolidated financial results from their associated acquisition dates. The Company allocates the purchase price of acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. A portion of the purchase price for certain of our acquisitions is contingent upon the realization of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined by third party specialists engaged by the Company on a case-by-case basis. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. If the purchase price is under the fair value of the identified assets and liabilities, a bargain purchase is recognized and included in income from continuing operations.
Fair Value of Financial Instruments
Under the FASB ASC, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company has elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, the Company implemented guidelines relating to the disclosure of its methodology for periodic measurement of our assets and liabilities recorded at fair market value.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:
•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations, stockholders' equity or cash flows. The Company reclassified $5,356,277 of depreciation and amortization from operating expenses to a component of cost of revenues in the accompanying 2019 consolidated statement of operations.
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

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The Company adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in "Note 18. Leases".

Impairment of Long-Lived Assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2020 and 2019.
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
Derivative Transactions
All derivative instruments are recorded on the accompanying balance sheets at fair value. Commodity derivative transactions are not designated as cash flow hedges under FASB ASC 815, Derivatives and Hedges. Accordingly, these commodity derivative contracts are marked-to-market and any changes in the estimated value of commodity derivative contracts held at the balance sheet date are recognized in the accompanying statements of operations as increases (losses) or decreases (gains) in cost of revenues. The derivative assets or liabilities are classified as either current or noncurrent assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities for counterparties where it has a legal right of offset.
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
Earnings Per Share
Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2020 and December 31, 2019, respectively, includes the weighted average of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.
Redeemable Noncontrolling Interest

As more fully described in "Note 6. Share Purchase, Subscription Agreements and acquisitions", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions and adjustment to net loss in determining net loss available to common stockholders for the purpose of calculating earnings per share.

Variable Interest Entities

The Company determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on consideration of the following criteria: (i) the entity lacks sufficient equity at-risk to finance its activities without additional subordinated financial support, or (ii) equity holders, as a group, lack the characteristics of a controlling financial instrument.
If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity.

NOTE 3. REVENUES

Disaggregation of Revenue

The following table presents our revenues disaggregated by geographical market and source:

	Year ended December 31, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$31,218,855	$—	$—	$31,218,855
Southern United States	51,009,512	35,804,385	16,995,736	103,809,633
	$82,228,367	$35,804,385	$16,995,736	$135,028,488
Sources of Revenue
Base oil	$24,317,358	$—	$2,854,132	$27,171,490
Pygas	—	6,627,128	—	6,627,128
Industrial fuel	1,289,274	234,792	—	1,524,066
Distillates	—	28,942,465	—	28,942,465
Oil collection services	7,780,115	—	—	7,780,115
Metals	—	—	14,141,604	14,141,604
Other re-refinery products	5,842,731	—	—	5,842,731
VGO/Marine fuel sales	42,998,889	—	—	42,998,889
Total revenues	$82,228,367	$35,804,385	$16,995,736	$135,028,488

	Year ended December 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$42,195,020	$—	$—	$42,195,020
Southern United States	97,074,144	12,957,767	11,138,634	121,170,545
	$139,269,164	$12,957,767	$11,138,634	$163,365,565
Sources of Revenue
Base oil	$31,987,834	$—	$2,590,723	34,578,557
Pygas	—	10,873,699	—	10,873,699
Industrial fuel	6,841,302	2,029,371	—	8,870,673
Distillates	—	54,697	—	54,697
Oil collection services	5,650,687	—	—	5,650,687
Metals	—	—	8,472,556	8,472,556
Other re-refinery products	13,022,622	—	75,355	13,097,977
VGO/Marine fuel sales	81,766,719	—	—	81,766,719
Total revenues	$139,269,164	$12,957,767	$11,138,634	$163,365,565

NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2020 and 2019, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2020 and 2019, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2020		2019
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	33%	12%	40%	36%
Customer 2	10%	12%	8%	14%
At December 31, 2020 and 2019, and for the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2020			% of Revenue by Segment 2019
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	54%	—%	—%	47%	—%	—%
Customer 2	16%	—%	—%	10%	—%	—%
Customer 3	—%	—%	—%	10%	—%	—%
As of and for the year ended December 31, 2020, the Company had one vendor which accounted for 24% of total purchases and 26% of total payables. No vendor represented 10% or more of total purchases or payables as of and for the year ended December 31, 2019.

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
Business commitment:

On June 5, 2016, the Company and Penthol LLC reached an agreement for the Company to act as Penthol's exclusive agent to market and promote Group III base oil from the United Arab Emirates to the United States. The Company also agreed to provide logistical support. The start-up date was July 25, 2016, with a 5-year term through 2021. Over the Company's objection, Penthol terminated the Agreement effective January 19, 2021. The Company and Penthol are currently involved in litigation involving such termination and related matters as described below.

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

On November 17, 2020, Vertex filed a lawsuit against Penthol LLC (“Penthol”) in the District Court for the 61st Judicial District, Harris County, Texas (Cause No. 2020-65269), for breach of contract and simultaneously sought a Temporary Injunction enjoining Penthol from, among other things, circumventing Vertex in violation of the terms of that certain June 5, 2016 Sales Representative and Marketing Agreement entered into between Vertex Operating and Penthol (the “Penthol Agreement”). On February 8, 2021, Penthol filed a complaint against Vertex Operating with the Federal District Court for the Southern District of Texas Houston Division; Civil Action No. 4:21-CV-416 (the “Complaint”). Because the issues raised in the Complaint largely mirror those in the then pending state court action in the District Court of Harris County Texas, 61st Judicial District Court, the state court action was removed to federal court and combined with the pending federal court action. Penthol’s Complaint seeks damages from Vertex Operating for alleged violations of the Sherman Act, breach of contract, business disparagement, and misappropriation of trade secrets under the Defend Trade Secrets Act and Texas Uniform Trade Secrets Act. Penthol is seeking a declaration that the Penthol Agreement is invalid, unenforceable and was terminated on January 27, 2021, or that Penthol’s actions are excused due to Vertex’s breach of such agreement; that Vertex has materially breached the agreement; an injunction that prohibits enforcement of the agreement, Vertex from using Penthol’s trade secrets, and requires Vertex to return any of Penthol’s trade secrets; awards of actual, treble, consequential and exemplary damages, attorneys’ fees and costs of court; and other relief to which it may be entitled. Vertex contends the claims made by Penthol are completely without merit, and that the termination of the Penthol Agreement was wrongful and resulted in damages to Vertex that it will seek to recover. Further, Vertex contends that the termination of the Penthol Agreement by Penthol constitutes a breach by Penthol under the express terms of the Penthol Agreement, and that Vertex remains entitled to payment of the amounts due Vertex under the Penthol Agreement for unpaid commissions and unpaid performance incentives. On March 2, 2021, Vertex filed a Motion to Dismiss Penthol's lawsuit with the court. Vertex plans to seek the recovery of its legal fees and costs incurred in enforcing its rights under the terms of the Penthol Agreement.Vertex disputes Penthol’s allegations of wrongdoing and intends to vigorously defend itself in this matter.

We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in the Penthol matter, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Related Parties

The Company has a Related Party Transaction committee including at least two independent directors who review and pre-approve all related party transactions.
From time to time, the Company consults with a related party law firm. During the years ended December 31, 2020 and 2019, we paid $62,185 and $100,683, respectively, to such law firm for services rendered.

NOTE 5. FIXED ASSETS, NET
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2020	December 31, 2019
Equipment	7-20	$44,530,966	$42,879,308
Furniture and fixtures	7	108,896	108,896
Leasehold improvements	15	2,442,190	2,434,690
Office equipment	5	1,235,545	1,213,865
Vehicles	5	9,438,325	7,114,001
Building	20	274,203	274,203
Construction in progress		14,663,876	12,361,034
Land		3,083,551	3,083,551
Total fixed assets		75,777,552	69,469,548
Less accumulated depreciation		(29,337,036)	(24,708,151)
Net fixed assets		$46,440,516	$44,761,397
Depreciation expense was $4,757,855 and $5,189,331 for the years ended December 31, 2020 and 2019, respectively.
Construction in progress is related to refining equipment at our various facilities.
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
NOTE 6. SHARE PURCHASE, SUBSCRIPTION AGREEMENTS, AND ACQUISITION

Myrtle Grove Share Purchase and Subscription Agreement

Amounts received by MG SPV from its direct sale of Class B Units to Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) may only be used for additional investments in the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”) or for day-to-day operations at the MG Refinery. At December 31, 2020, $1.4 million reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of July 26, 2019 (the "MG Closing Date") and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. MG SPV did not pay the preferential yield during the year ended December 31, 2020. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, (b) any sale, lease, license or disposition of any material assets of the Company, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of the Company to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the year ended December 31, 2020.
Myrtle Grove Redeemable Noncontrolling Interest

As a result of the Share Purchase and Subscription Agreement (the “MG Share Purchase”), Tensile, through Tensile-Myrtle Grove Acquisition Corporation, acquired an approximate 15.58% ownership interest in Vertex Refining Myrtle Grove LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net loss of $176,774 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $1,181,550 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of December 31, 2020, of $5,472,841. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in accumulated deficit.
The table below presents the reconciliation of changes in redeemable noncontrolling interest during the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance	$4,396,894	$—
Capital contribution from non-controlling interest	—	3,150,000
Initial adjustment of carrying amount of non-controlling interest	—	(970,809)
Net loss attributable to redeemable non-controlling interest	(176,774)	(61,668)
Change in ownership	71,171	—
Accretion of non-controlling interest to redemption value	1,181,550	2,279,371
Ending balance	$5,472,841	$4,396,894

Heartland Share Purchase and Subscription Agreement
On January 17, 2020 (the “Heartland Closing Date”), Vertex Operating, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, and solely for the purposes of the Heartland Guaranty (defined below), the Company, and HPRM LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“Heartland SPV”), entered into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”).

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

Pursuant to the Heartland Share Purchase, Vertex Operating sold Tensile-Heartland the 13,500 Class A Units and 13,500 Class A-1 Preferred Units of Heartland SPV in consideration for $13.5 million. Also, on the Heartland Closing Date, Tensile-Heartland purchased 7,500 Class A Units and 7,500 Class A-1 Units in consideration for $7.5 million directly from Heartland SPV.

The approximate $7.5 million purchase amount and future free cash flows from the operation of Heartland SPV is being used to increase self-collections, maximize the throughput of the refinery, enhance the quality of the output and complete other projects.

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

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a) the fifth anniversary of the Heartland Closing Date and (ii) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the original per-unit price for such Class A Units plus any unpaid Class A preference. The Class A preference is defined as the greater of (A) the aggregate unpaid Class A yield and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of an Administrative Services Agreement entered into with Tensile, pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement entered into with Tensile, (b) any dissolution, winding up or liquidation of the Company, (c) any sale, lease, license or disposition of any material assets of the Company, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, the result of which is that the holders of the voting securities of the relevant entity as of the Heartland Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.

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

Distributions of available cash of Heartland SPV pursuant to the Heartland Company Agreement (including pursuant to liquidations of Heartland SPV), subject to certain exceptions set forth therein, are to be made (a) first, to the holders of the Class A Preferred Units, in an amount equal to the Class A preference; (b) second, the Class A Preferred Unit holders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate Heartland Invested Capital; (c) third, the Class B Unitholders (other than Class B Unitholders which received Class B Units upon conversion of Class A Preferred Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.

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

The Company's consolidated financial statements include the assets, liabilities and results of operations of Heartland SPV for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in net loss attributable to noncontrolling interests and redeemable noncontrolling interest in the consolidated statements of income and redeemable noncontrolling interests in the consolidated balance sheets.

The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2020:

December 31, 2020
Cash and cash equivalents	$7,890,886
Accounts receivable, net	3,591,468
Inventory	629,667
Prepaid expense and other current assets	926,203
Total current assets	13,038,224

Fixed assets, net	6,549,139
Finance lease right-of-use assets	1,031,353
Operating lease right-of-use assets	299,758
Intangible assets, net	1,064,624
Other assets	108,643
Total assets	$22,091,741

Accounts payable	$1,753,160
Accrued expenses	307,340
Finance lease liability-current	346,029
Operating lease liability-current	251,037
Total current liabilities	2,657,566

Finance lease liability-long term	643,446
Operating lease liability-long term	48,721
Total liabilities	$3,349,733

The assets of Heartland SPV may only be used to settle the obligations of Heartland SPV, and may not be used for other consolidated entities. The liabilities of Heartland SPV are non-recourse to the general credit of the Company’s other consolidated entities.

Heartland Redeemable Noncontrolling Interest

As a result of the Heartland Share Purchase (as defined and discussed above), Tensile, through Tensile-Heartland, acquired an approximate 65.00% ownership interest in Heartland SPV. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net income of $276,209 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date.

This adjustment of $13,953,692 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of December 31, 2020 of $26,138,833. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of December 31, 2020.

December 31, 2020
Beginning balance	$—
Initial carrying amount of non-controlling interest	11,908,932
Net income attributable to redeemable non-controlling interest	276,209
Accretion of non-controlling interest to redemption value	13,953,692
Ending balance	$26,138,833

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

Crystal is an Alabama limited liability company that was organized on September 7, 2016, for the purpose of purchasing, storing, selling, and distributing refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. Crystal markets its products to third-party customers, and customers will typically resell these products to retailers, end use consumers, and others. These assets are used in our Refining segment.

The following table presents summarized results of operations of Crystal for the period from June 1, 2020 to December 31, 2020, and are included in the accompanying consolidated statement of operations for the year ended December 31, 2020.

Revenue	$28,942,465
Net loss	(205,054)
The following table presents unaudited pro forma results of operations reflecting the acquisition of Crystal as if the acquisition had occurred as of January 1, 2019. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future.

	2020	2019
Revenue	$192,538,120	$261,669,500
Net loss	(11,881,125)	(5,724,176)

NOTE 7. INTANGIBLE ASSETS, NET
Components of intangible assets (subject to amortization) consist of the following items:

		December 31, 2020			December 31, 2019
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$1,329,580	$1,050,945	$278,635	$1,329,580	$884,917	$444,663
Vendor relations	10	6,654,497	4,862,663	1,791,834	6,654,497	4,197,213	2,457,284
Trademark/Trade name	6-16	1,249,887	626,899	622,988	1,249,887	531,885	718,002
TCEP Technology/Patent	15	13,287,000	7,066,443	6,220,557	13,287,000	6,180,643	7,106,357
Non-compete agreements	3-5	196,601	179,720	16,881	196,601	168,200	28,401
Internally-developed software	3-5	538,322	71,776	466,546	489,093	—	489,093
		$23,255,887	$13,858,446	$9,397,441	$23,206,658	$11,962,858	$11,243,800
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1,895,588 and $1,823,812 for the years ended December 31, 2020 and 2019, respectively.
Estimated future amortization expense is as follows:

2021	$1,895,588
2022	1,680,660
2023	1,323,276
2024	1,266,833
2025	1,078,630
Thereafter	2,152,454
$9,397,441

NOTE 8. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at December 31:

	2020	2019
Accounts receivable trade	$11,751,679	$12,540,553
Allowance for doubtful accounts	(612,746)	(402,475)
Accounts receivable trade, net	$11,138,933	$12,138,078

NOTE 9. LINE OF CREDIT AND LONG-TERM DEBT
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, the Company entered into a Credit Agreement (as amended to date, the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut

Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the Company's operating plant facilities and related machinery and equipment.

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 13% at December 31, 2020.

The EBC Credit Agreement was originally to mature on February 1, 2020, and has since been extended until February 1, 2022, as discussed below, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon.

The amounts borrowed under the EBC Credit Agreement are guaranteed by us and our subsidiaries pursuant to a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), whereby we also pledged substantially all of our assets and all of the securities of our subsidiaries as collateral securing the amount due under the terms of the EBC Credit Agreement. We also provided EBC mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Note 6. Share Purchase, Subscription Agreements and Acquisition” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, to secure the repayment of outstanding amounts and agreed to provide mortgages on certain other real property to be delivered post-closing. The post-closing mortgage properties provided were in Baytown, Pflugerville and Corpus Christi, Texas.

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.0 million of borrowing availability under the Revolving Credit Agreement (defined below) at any time ($1 million prior to December 31, 2020). As of December 31, 2020, the borrowing availability was $1,288,750, and the Company was in compliance with all covenants thereunder, following the Amendment and Waiver, discussed below.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries entered into a Revolving Credit Agreement ( as amended to date, the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At December 31, 2020, the maximum amount available to be borrowed was $1,288,750, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 0.15% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement was originally to mature on February 1, 2020, but has since been extended until February 1, 2022, as discussed below, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at both December 31, 2020 and 2019.
The amounts borrowed under the Revolving Credit Agreement are guaranteed by us and our subsidiaries pursuant to a separate Guaranty and Security Agreement, similar to the EBC Credit Agreement, described in greater detail above. We also provided Encina mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities, the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above under “Note 6. Share Purchase, Subscription Agreements, and Acquisition” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, to secure the repayment of outstanding amounts.
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place ($4 million for 2020), and requiring us to maintain at least $2.0 million of borrowing availability (reduced to $1.0 million prior to December 31, 2020, pursuant to the amendments described below) under the Revolving Credit Agreement in any 30 day period. During the year ended December 31, 2020, the Company was not in compliant with the capital expenditure limitation; however, the non-compliance was waived pursuant to the Amendment and Waiver, discussed below.
The Revolving Credit Agreement includes customary events of default for facilities of a similar nature and size as the Revolving Credit Agreement, including the same Events of Default as are described above under the description of the EBC Credit Agreement.
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2020 are $5,433,000 and $133,446, respectively.
Credit Agreement Amendments

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

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (0.15% at December 31, 2020) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, with a final balloon payment due at maturity. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company has maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan. The CapEx Loan had a balance of $1,378,819 as of December 31, 2020.

On November 27, 2020, the Company, Vertex Operating, the Agent and the EBC Lenders, entered into a Fifth Amendment and Limited Waiver to Credit Agreement (the “Amendment and Waiver”), pursuant to which the Lenders agreed to amend the Revolving Credit Agreement, to (1) provide for the Lender’s waiver of an event of default which occurred under the Revolving Credit Agreement, relating solely to the Company exceeding the $3 million capital expenditure limitation for 2020 set forth in the Revolving Credit Agreement; (2) amend the capital expenditure limit set forth in the Revolving Credit Agreement to $4 million for 2020 (compared to $3 million previously) and $3 million thereafter; and (3) amended the minimum required availability under the Revolving Credit Agreement to be $1 million prior to December 31, 2020 (which amount was previously $2 million) and $2 million thereafter. Notwithstanding the technical default under the Revolving Credit Agreement discussed above, the Lenders did not take any action to accelerate amounts due under the Revolving Credit Agreement, such amounts due thereunder were not automatically accelerated in connection with the default, and as discussed above, such technical default was waived by the Lenders according to the Amendment and Waiver.

Loan Agreements

On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.22 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing in February 2021, following an initial deferral period as specified under the PPP. Under the terms of the PPP, the entire amount may be forgiven to the extent loan proceeds are used for qualifying expenses. As of the date of this report, the Company believes it has used the PPP funds for qualifying expenses.

On May 27, 2020, the Company entered into a loan contract security agreement with John Deere to finance the purchase of $152,643 of equipment. The Note matures on June 27, 2024, and bears interest at a rate of 2.45% per annum, payable monthly commencing on June 27, 2020. The payment of the note is secured by the equipment purchased.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 4.00% to 4.90%. All such premium finance agreements have maturities of less than one year and have a balance of $1,183,543 at December 31, 2020 and $1,165,172 at December 31, 2019.

Finance Leases

On April 2, 2020, the Company obtained one finance lease with payments of $9,322 per month for three years and on July 28, 2020, the Company entered into another finance lease with payments of $3,545 per month for three years. The amount of the finance lease obligations related to these leases is $380,829 at December 31, 2020.

On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation is $450,564 at December 31, 2020.

During April and May 2019, the Company obtained five finance leases. Payments are approximately $ 11,710 per month for five years and the amount of the finance lease is $436,411 at December 31, 2020.

On March 1, 2018, the Company obtained one finance lease. Payments are $908 per month for three years and the amount of the finance lease obligation is $1,804 at December 31, 2020.

On May 29, 2018, the Company obtained one finance lease. Payments are $26,305 per quarter for four years and the amount of the finance lease obligation is $172,235 at December 31, 2020.

The Company's outstanding debt as of December 31, 2020 and December 31, 2019 is summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2020	Balance on December 31, 2019
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,433,000	$13,333,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	133,446	3,276,230
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,378,819	—
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$337,155	380,829	—
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	450,564	—
John Deere Note	Note	May 27, 2020	June 27, 2024	$152,643	131,303	—
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	—
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	172,235	264,014
Wells Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	1,804	12,341
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	436,411	551,260
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,183,543	1,165,172
Total					13,923,954	18,602,017
Deferred finance costs					—	(47,826)
Total, net of deferred finance costs					$13,923,954	$18,554,191

Future maturities of debt are summarized as follows:

Creditor	2021	2022	2023	2024	2025	Thereafter
Encina Business Credit, LLC	$900,000	$4,533,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	133,446	—	—	—	—	—
Encina Business Credit, LLC	368,867	1,009,952	—	—	—	—
AVT Equipment Lease-Ohio	126,965	138,162	115,702	—	—	—
AVT Equipment Lease-HH	148,398	161,487	140,679	—	—	—
John Deere Note	37,299	37,225	39,173	17,606	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Tetra Capital Lease	98,167	74,068	—	—	—	—
Wells Fargo Equipment Lease-VRM LA	1,804	—	—	—	—	—
Wells Fargo Equipment Lease-Ohio	120,896	127,265	133,968	54,282	—	—
Various institutions	1,183,543	—	—	—	—	—
Totals	$4,996,846	$8,425,698	$429,522	$71,888	$—	$—

NOTE 10. INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Current federal tax (expense)/benefit	$(69,000)	$(68,606)
Deferred federal tax (expense)/benefit	69,000	68,606
Total federal tax (expense)/benefit	$—	$—
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense presented in the accompanying consolidated statements of operations was as follows for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Statutory tax on book income	$(2,393,000)	$(1,152,000)
Permanent differences	7,000	139,000
Change in derivative liability	(344,000)	102,000
Tensile transaction gain	1,745,000	210,000
Change in valuation allowance	904,000	1,344,000
Prior year return true up	81,000	(643,000)
Income tax expense (benefit)	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Alternative minimum tax credits	$—	$69,000
Accrued bonus and stock based compensation	403,000	386,000
Basis of intangible assets	1,406,000	1,687,000
Bad debt reserve	120,000	85,000
Contribution carryover	41,000	38,000
Interest expense carryforward	—	487,000
Net operating loss carry forwards	15,168,000	13,682,000
Less valuation allowance	(14,357,000)	(13,453,000)
Total deferred tax assets	$2,781,000	$2,981,000

	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Basis of fixed assets	$(2,163,000)	$(2,788,000)
Contingent liability	—	—
Partnership income	(618,000)	(124,000)
Total deferred tax liabilities	$(2,781,000)	$(2,912,000)

Net deferred tax assets	$—	$69,000
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2020 and 2019, valuation allowances of approximately $14,357,000 and $13,453,000, respectively, has been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.

The Company is subject to examination by Federal and State tax authorities for fiscal years 2017 through 2020, except for utilization of net operating losses.
At December 31, 2020, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $72.1 million acquired as part of the April 2009 merger between World Waste Technologies, Inc. and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2020 reflect a reduction of approximately $31.6 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 will never expire.

NOTE 11. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $656,111 and $642,840 for the years ended December 31, 2020 and 2019, respectively, for options awarded by the Company.
Stock option activity for the years ended December 31, 2020 and 2019 is summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2018	3,460,750	$2.05	3.50	$3,469,298
Options granted	1,150,000	1.40	8.76	1,148,662
Options exercised	(112,500)	0.46	—	(41,789)
Options cancelled/forfeited/expired	(80,000)	0.46	—	(28,800)
Outstanding at December 31, 2019	4,418,250	$1.95	6.25	$4,547,371
Vested at December 31, 2019	2,383,625	$2.50	4.84	$2,625,779
Exercisable at December 31, 2019	2,383,625	$2.50	4.84	$2,625,779

Outstanding at December 31, 2019	4,418,250	$1.95	6.25	$4,547,371
Options granted	686,038	0.81	7.51	355,404
Options exercised	—	—	—	—
Options cancelled/forfeited/expired	—	—	—	—
Outstanding at December 31, 2020	5,104,288	$1.80	5.55	$4,902,775
Vested at December 31, 2020	3,096,000	$2.14	4.46	$3,110,775
Exercisable at December 31, 2020	3,096,000	$2.14	4.46	$3,110,775

On June 19, 2020, the Board of Directors approved the grant to three employees and one officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer) of options to purchase an aggregate of 416,885 and 269,153 shares of common stock, respectively, at an exercise price of $0.78 and $0.86 per share, respectively, with a ten year and five year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant date, under our 2019 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $355,404 which amount is being amortized at the rate of $7,404 per month starting in July 2020.

On October 9, 2019, the Board of Directors granted one employee options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.13 per share with a 5-year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $65,293 which amount is being amortized at the rate of $1,360 per month.

On October 29, 2019, the Board of Directors granted the same employee above options to purchase an aggregate of 125,000 shares of common stock at an exercise price of $1.00 per share with a 5-year term (subject to continued employment), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $93,471 which amount is being amortized at the rate of $1,947 per month.

On May 20, 2019, the Board of Directors granted 12 employees, 1 officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer), and 5 board members options to purchase an aggregate of 487,000, 163,000 and 300,000 shares of common stock, respectively, at an exercise price of $1.45, $1.60, and $1.45 per share, respectively, with a ten year, five year, and ten year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $989,898 which amount is being amortized at the rate of $20,623 per month.

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2020 and 2019 is as follows:

WARRANTS ISSUED AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2018	219,868	$3.01	0.93	$140,249
Warrants granted	1,500,000	2.25	9.70	1,496,372
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	(219,868)	3.01	—	(140,249)
Warrants at December 31, 2019	1,500,000	$2.25	9.70	$1,496,372
Vested at December 31, 2019	—	$—	0.00	$—
Exercisable at December 31, 2019	—	$—	0.00	$—

Outstanding at December 31, 2019	1,500,000	$2.25	9.70	$1,496,372
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2020	1,500,000	$2.25	8.70	$1,496,372
Vested at December 31, 2020	—	$—	0.00	$—
Exercisable at December 31, 2020	—	$—	0.00	$—
See "Note 14. Preferred Stock and Temporary Equity" for a description of the warrants that were granted in conjunction with our Series B and B1 Preferred stock.
NOTE 12. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2020 and December 31, 2019, respectively, includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2020 and December 31, 2019 excludes: 1) options to purchase 5,104,288 and 4,418,250 shares, respectively, of common stock, 2) warrants to purchase 4,600,921 and 8,633,188 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 4,102,690 and 3,826,055 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 7,399,649 and 9,028,085 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	2020	2019
Basic loss per Share
Numerator:
Net loss available to common shareholders	$(30,762,264)	$(11,445,628)
Denominator:
Weighted-average common shares outstanding	45,509,470	40,988,946
Basic loss per share	$(0.68)	$(0.28)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(30,762,264)	$(11,445,628)
Denominator:
Weighted-average shares outstanding	45,509,470	40,988,946
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	45,509,470	40,988,946
Diluted loss per share	$(0.68)	$(0.28)
NOTE 13. COMMON STOCK
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2020 and December 31, 2019, there were 45,554,841 and 43,395,563, respectively, shares of common stock issued and outstanding.
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
During the year ended December 31, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversion of Series B1 Preferred Stock, pursuant to the terms of such securities.
During the year ended December 31, 2019, the Company issued 1,642,317 shares of common stock in connection with the conversion of Series B1 Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 1,500,000 shares of common stock pursuant to the provisions of a subscription agreement entered into with Tensile. Also, the Company issued 12,500 shares of common stock in connection with the cashless exercise of options. Finally, the Company issued 65,925 shares of common stock in connection with the exercise of options for cash.
NOTE 14.  PREFERRED STOCK AND TEMPORARY EQUITY
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. As of December 31, 2020 and December 31, 2019, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2020 and December 31, 2019, there were 4,102,690 and 3,826,055 Series B Preferred shares issued and outstanding, respectively. As of December 31, 2020 and

December 31, 2019, there were 7,399,649 and 9,028,085 shares of Series B1 Preferred Stock issued and outstanding, respectively. There were no shares of Series C Preferred Stock issued or outstanding as of December 31, 2020 or 2019.
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
Shares of Series A Preferred automatically convert into shares of our common stock on the earliest to occur of the following:
•The affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred;
•If the closing market price of our common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period;
•If we consummate an underwritten public offering of our securities at a price per share not less than $10.00 and for a total gross offering amount of at least $10 million; or
•If a sale of the Company occurs resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $10.00.
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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the years ended December 31, 2020 and December 31, 2019:

	2020	2019
Balance at beginning of period	$11,006,406	$8,900,208
Less: conversions of shares to common	—	—
Plus: discount accretion	854,364	1,420,391
Plus: dividends in kind	857,569	685,807
Balance at end of period	$12,718,339	$11,006,406
The Series B Warrants and Series B1 Warrants were revalued at December 31, 2020 and December 31, 2019 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at $330,412 and $1,969,216, respectively. At December 31, 2020, the Series B Warrants and Series B1 Warrants were valued at approximately $0 and $330,412, respectively. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 65%-100%, risk free interest rate of 0.10%, and expected term of 1 year. The Series B Warrants expired pursuant to their terms on December 24, 2020.
As of December 31, 2020 and December 31, 2019, respectively, a total of $317,970 and $177,921 of dividends were accrued on our outstanding Series B Preferred Stock.
The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g., stock splits). The beneficial conversion feature (BCF) relates to potential differences between the effective conversion price (measured based on proceeds allocated to the Series B Preferred Stock) and the fair value of the stock into which Preferred B Shares are currently convertible (common stock). If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF. The BCF will be initially recognized as an offsetting reduction to Series B Preferred Stock (debit) - Temporary Equity, with the credit being recognized in equity (additional paid-in capital). The resulting debt issuance costs, debt discount, value allocated to warrants, and BCF should be accreted to the Series B Preferred Stock to ensure that the Series B Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.
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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at approximately $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $11,036,173 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of approximately $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the year ended December 31, 2020 and December 31, 2019:

	2020	2019
Balance at beginning of period	$12,743,047	$13,279,755
Less: conversions of shares to common	(3,368,474)	(2,562,015)
Plus: discount accretion	833,486	1,069,331
Plus: dividends in kind	828,114	955,976
Balance at end of period	$11,036,173	$12,743,047

For the years ending December 31, 2020 and December 31, 2019, respectively, a total of $288,580 and $211,256 of dividends were accrued on our outstanding Series B1 Preferred Stock.

The Certificate of Designation of the Series B1 Preferred Stock contains customary anti-dilution protection for proportional adjustments (e.g., stock splits). The May 2016 beneficial conversion feature (BCF) relates to the potential difference between the effective conversion price (measured based on proceeds allocated to the Series B1 Preferred Stock) and the fair value of the stock into which Series B1 Preferred Stock shares are currently convertible (common stock). If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF. The May 2016 BCF will be initially recognized as an offsetting reduction to Series B1 Preferred Stock (debit) - Temporary Equity, with the credit being recognized in equity (additional paid-in capital). The resulting May 2016 debt issuance costs, debt discount, value allocated to warrants, and BCF should be accreted to the Series B1 Preferred Stock to ensure that the Series B1 Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.

The May 2016 BCF was determined by calculating the intrinsic value of the conversion feature as follows:

May 13, 2016
Face amount of Series B1 Preferred Stock	$19,349,745
Less: allocated value of May 2016 Warrants	2,867,264
Allocated value of Series B1 Preferred Stock	$16,482,481
Shares of Common stock to be converted	12,403,683
Effective conversion price	$1.33
Market price	$1.52
Intrinsic value per share	$0.19
Intrinsic value of May 2016 beneficial conversion feature	$2,371,106

The following is an analysis of changes in the derivative liability:

Level Three Roll-Forward	Year Ended December 31,
	2020	2019
Balance at beginning of period	$1,969,216	$1,481,692
Change in fair value of warrants	(1,638,804)	487,524
Balance at end of period	$330,412	$1,969,216

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

The mark-to-market effects of these contracts as of December 31, 2020 and December 31, 2019 , are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

December 31, 2020
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Dec. 2020- Mar. 2021	$62.33	55,000	$(94,214)

December 31, 2019
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Dec. 2019- Mar. 2020	$40.88	130,000	$539,800
Swap	Dec. 2019- Mar. 2020	$81.19	130,000	$(673,428)
Futures	Dec. 2019- Mar. 2020	$84.83	105,000	$(242,222)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of December 31, 2020 and 2019 are presented in the table below.

Balance Sheet Classification	Contract Type	2020	2019

	Crude oil swaps	$—	$(133,628)
	Crude oil futures	(94,214)	(242,222)

Derivative commodity asset (liability)		$(94,214)	$(375,850)

For the years ended December 31, 2020 and 2019, we recognized a $3,456,487 gain and $2,458,359 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 16.  JOINT VENTURE
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income of $1,103,071 and $765,931, respectively for the years ended December 31, 2020 and December 31, 2019, respectively, and then added and deducted the 49% or $540,505 and $375,306, respectively, of income attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.

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

Segment information for the years ended December 31, 2020 and 2019 are as follows:

YEAR ENDED DECEMBER 31, 2020
	Black Oil	Refining and Marketing	Recovery	Total
Revenues:
Base oil	$24,317,358	$—	$2,905,816	$27,223,174
Pygas	—	6,627,128	—	6,627,128
Industrial fuel	1,289,274	234,792	—	1,524,066
Distillates (1)	—	28,942,465	—	28,942,465
Oil collection services	7,780,115	—	—	7,780,115
Metals (2)	—	—	14,141,604	14,141,604
Other re-refinery products (3)	5,842,731	—	(51,684)	5,791,047
VGO/Marine fuel sales	42,998,889	—	—	42,998,889
Total revenues	82,228,367	35,804,385	16,995,736	135,028,488
Cost of revenues (exclusive of depreciation and amortization shown separately below)	62,557,304	35,207,188	16,001,517	113,766,009
Depreciation and amortization attributable to costs of revenues	4,033,274	470,158	586,920	5,090,352
Gross profit (loss)	15,637,789	127,039	407,299	16,172,127
Selling, general and administrative expenses	20,763,607	2,528,988	2,851,669	26,144,264
Depreciation and amortization attributable to operating expenses	1,426,825	386,963	81,800	1,895,588
Income (loss) from operations	$(6,552,643)	$(2,788,912)	$(2,526,170)	$(11,867,725)

Total assets	$112,875,115	$3,545,842	$5,679,001	$122,099,958

YEAR ENDED DECEMBER 31, 2019
	Black Oil	Refining and Marketing	Recovery	Total
Revenues:
Base oil	$31,987,834	$—	$2,590,723	$34,578,557
Pygas	—	10,873,699	—	10,873,699
Industrial fuel	6,841,302	2,029,371	—	8,870,673
Distillates (1)	—	54,697	—	54,697
Oil collection services	5,650,687	—	—	5,650,687
Metals (2)	—	—	8,472,556	8,472,556
Other re-refinery products (3)	13,022,622	—	75,355	13,097,977
VGO/Marine fuel sales	81,766,719	—	—	81,766,719
Total revenues	139,269,164	12,957,767	11,138,634	163,365,565
Cost of revenues (exclusive of depreciation and amortization shown separately below)	113,196,583	10,651,069	10,929,461	134,777,113
Depreciation and amortization attributable to costs of revenues	4,224,726	579,846	551,705	5,356,277
Gross profit (loss)	21,847,855	1,726,852	(342,532)	23,232,175
Selling, general and administrative expenses	20,073,534	1,901,747	2,207,126	24,182,407
Depreciation and amortization attributable to operating expenses	1,340,420	401,592	81,800	1,823,812
Income (loss) from operations	$433,901	$(576,487)	$(2,631,458)	$(2,774,044)

Total assets	$114,976,772	$1,101,470	$4,681,677	$120,759,919

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

NOTE 18. LEASES

Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the audited consolidated balance sheets. The associated amortization expense for the years ended December 31, 2020 and 2019 were $332,497 and $166,946, respectively, and are included in depreciation and amortization on the audited consolidated statements of operations. The associated interest expense for the years ended December 31, 2020 and 2019, were $91,061 and $41,889, respectively, and are included in interest expense on the audited consolidated statements of operations for the year ended December 31, 2020. Please see “Note 9. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the years ended December 31, 2020 and 2019. Total operating lease costs, including some small leases with initial terms less than twelve months, for the years ended December 31, 2020 and 2019, was $6.0 million and $6.3 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. During the years ended December 31, 2020 and 2019, cash paid for amounts included in operating lease liabilities, including some small leases with initial terms less than twelve months was $2.3 million and $2.3 million, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $402,560 and $165,598 during the year ended December 31, 2020 and 2019, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2020:

	Facilities	Equipment	Plant	Railcar	Total
Year 1	$635,773	$161,539	$4,060,417	$757,056	$5,614,785
Year 2	429,753	26,953	4,060,417	173,496	4,690,619
Year 3	321,458	—	4,060,417	32,578	4,414,453
Year 4	300,000	—	4,060,417	—	4,360,417
Year 5	300,000	—	4,060,417	—	4,360,417
Thereafter	2,075,000	—	29,464,490	—	31,539,490
Total lease payments	$4,061,984	$188,492	$49,766,575	$963,130	$54,980,181
Less: interest	(1,449,444)	(6,927)	(20,162,643)	(45,291)	(21,664,305)
Present value of lease liabilities	$2,612,540	$181,565	$29,603,932	$917,839	$33,315,876

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2020:

Remaining lease term and discount rate:	December 31, 2020
Weighted average remaining lease terms (years)
Lease facilities	5.28
Lease equipment	1.17
Lease plant	12.26
Lease railcar	0.93
Weighted average discount rate
Lease facilities	9.24%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of December 31, 2020 and 2019.
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

NOTE 19. SUBSEQUENT EVENTS
Issuance of Series B and B1 Preferred Stock Shares
We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of December 31, 2020, in-kind by way of the issuance of 102,571 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2021 and the issuance of 184,996 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2021. If converted in full, the 102,571 shares of Series B Preferred Stock would convert into 102,571 shares of common stock and the 184,996 shares of Series B1 Preferred Stock would convert into 184,996 shares of common stock.
Conversions of Series B and B1 Preferred Stock and Warrants Exercises
On January 10, 2021, two holders of warrants to purchase shares of our common stock exercised warrants to purchase 40,065 shares of common stock for cash ($61,299 in aggregate or $1.53 per share), and were issued 40,065 shares of our common stock.

On January 26, 2021, two holders of our Series B1 Preferred Stock converted 1,884,925 shares of Series B1 Preferred Stock into 1,884,925 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock (of which 1,103,297 shares of common stock are still in the process of being issued).

On January 26, 2021, a holder of our Series B Preferred Stock converted 420,224 shares of Series B Preferred Stock into 420,224 shares of common stock, pursuant to the terms of such Series B1 Preferred Stock; however, such issuance in connection therewith has not been completed to date.

On January 26, 2021, two holders of warrants to purchase shares of our common stock exercised warrants to purchase 857,082 shares of common stock for cash ($1,311,335 in aggregate or $1.53 per share), and were issued 857,082 shares of our common stock.

On January 28, 2021, a holder of warrants to purchase shares of our common stock exercised warrants to purchase 70,385 shares of common stock for cash ($107,689 in aggregate or $1.53 per share), and was issued 70,385 shares of our common stock.

On February 3, 2021, a holder of warrants to purchase shares of our common stock exercised warrants to purchase 98,537 shares of common stock for cash ($150,762 in aggregate or $1.53 per share), provided that such shares of common stock have not been issued to date.

On February 4, 2021, two holders of warrants to purchase shares of our common stock exercised warrants to purchase 40,065 shares of common stock for cash ($61,299 in aggregate or $1.53 per share), and were issued 40,065 shares of common stock.

On February 8, 2021, a holder of warrants to purchase shares of our common stock exercised warrants to purchase 13,684 shares of common stock for cash ($20,937 in aggregate or $1.53 per share), and was issued 13,684 shares of our common stock.

On February 8, 2021, a holder of our Series B1 Preferred Stock converted 72,992 shares of such preferred stock into the same number of shares of common stock, on a one-for-one basis, pursuant to the terms of such Series B1 Preferred Stock.

On February 11, 2021, two holders of our Series B1 Preferred Stock converted an aggregate of 129,278 shares of such preferred stock into the same number of shares of common stock, on a one-for-one basis, pursuant to the terms of such Series B1 Preferred Stock.

Option Exercises

On February 18, 2021, the Company issued 9,498 shares of common stock in connection with the cashless exercise of options to purchase 18,750 shares of common stock and in March 2021, the Company issued 13,494 shares of common stock in connection with the cashless exercise of options to purchase 31,250 shares of common stock, each by the same holder, which shares were registered on a Form S-8 Registration Statement.

Series B Exchange Agreements

On February 23, 2021, the Company entered into a Series B Preferred Stock Exchange Agreement with Pennington Capital LLC, the holder of shares of Series B Preferred Stock, pursuant to which the holder exchanged 822,824 shares of the Series B Preferred Stock of the Company which it held, which had an aggregate liquidation preference of $2,550,754 ($3.10 per share), for 1,261,246 shares of the Company's common stock (based on an exchange ratio equal to approximately the five-day volume-weighted average price per share of the Company's common stock on the date the Exchange Agreement was entered into). The Series B Preferred Stock shares were subsequently returned to the Company and cancelled in consideration for the issuance of the 1,261,246 shares of common stock. The Exchange Agreement included customary representations and warranties of the parties. This could result in gain or loss recognition due to more shares being issued than were provided in the original agreement. As of the date of this filing, the Company continues to evaluate the impact on the financial statements.

On March 2, 2021, the Company entered into a Series B Preferred Stock Exchange Agreement with Carrhae & Co FBO Wasatch Micro Cap Value Fund, the holder of shares of Series B Preferred Stock, pursuant to which the holder exchanged 708,547 shares of the Series B Preferred Stock of the Company which it held, which had an aggregate liquidation preference of $2,196,496 ($3.10 per share), for 1,098,248 shares of the Company's common stock (based on an exchange ratio equal to $2.00 per share of common stock). The Series B Preferred Stock are in the process of being returned to the Company and cancelled in consideration for the issuance of the 1,098,248 shares of common stock (which have not been issued to date). The Exchange Agreement included customary representations and warranties of the parties. This could result in gain or loss recognition due to more shares being issued than were provided in the original agreement. As of the date of this filing, the Company continues to evaluate the impact on the financial statements.

Marrero Refinery Fire

On October 7, 2020, we had a fire at our Marrero, Louisiana refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire. The largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. As of

October 26, 2020, the facility was back up and running and filed a claim with our insurance company. On January 22, 2021, the Company received the initial insurance proceeds amount of $1,148,750 and on February 4, 2021 the final proceeds amount of $297,890. The Company recorded $1,446,640 as a receivable at year end.

Penthol Agreement Termination

On June 5, 2016, the Company and Penthol LLC reached an agreement for the Company to act as Penthol's exclusive agent to market and promote Group III base oil from the United Arab Emirates to the United States. The Company also agreed to provide logistical support. The start-up date was July 25, 2016, with a 5-year term through 2021. Over the Company's objection, Penthol terminated the Agreement effective January 19, 2021. The Company and Penthol are currently involved in litigation involving such termination and related matters as described in greater detail in “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the fiscal period covered by this report. As of December 31, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
    Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, we determined that a control deficiency existed that constituted a material weakness, as described below:

We did not design or maintain an effective control environment with formal accounting policies and controls to adequately identify and record complex and non-routine transactions, including the evaluation and review of work performed by specialists hired by us to assist in the assessments and conclusions surrounding such transactions.

    While the deficiency described above did not result in a material adjustment to our consolidated financial statements, the material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements and related disclosures that would not be prevented or detected on a timely basis.

    As of the date of this filing, we have taken the following remedial actions to address the material weakness described above: (a) engaging outside assistance from qualified experts with extensive expertise on various areas of accounting when or if we enter into or effect transactions which raise complex financial accounting issues and related disclosures, and (b)

implementing additional documentation and disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting
    We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. Other than as described above, there were no changes in our internal control over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and some continue to work remotely through December 31, 2020. These changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

Item 9B. Other Information
    To the extent that the Company’s agreement with Penthol LLC represented a material definitive agreement, the Company is providing the below disclosure in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 1.02, provided that such disclosures below shall not be deemed an admission by the Company that such agreement represented a material definitive agreement.

Item 1.02 Termination of a Material Definitive Agreement
On June 5, 2016, the Company and Penthol LLC reached an agreement for the Company to act as Penthol's exclusive agent to market and promote Group III base oil from the United Arab Emirates to the United States. The Company also agreed to provide logistical support. The start-up date was July 25, 2016, with a 5-year term through 2021. Over the Company's objection, Penthol terminated the Agreement effective January 19, 2021. The Company and Penthol are currently involved in litigation involving such termination and related matters as described in greater detail in “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2021 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and "Equity Compensation Plan Information" in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
    The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

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
(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
2.1(+)	Share Purchase and Subscription Agreement by and among Vertex Refining Myrtle Grove LLC, Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC, and solely for the purposes of Section 9.1, Vertex Energy, Inc., dated July 25, 2019		8-K	2.1	7/31/2019	001-11476
2.2(+)	Share Purchase and Subscription Agreement dated January 17, 2020, by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.2	1/24/2020	000-53619
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.4	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
3.5	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
3.6	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	4/29/2019	001-11476
4.1	Description of Securities of the Registrant		10-K	4.1	3/4/2020	001-11476
10.1(#)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.3	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.4	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.5	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.6	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.7	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.8	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.9	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.10	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476
10.11	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.12	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.13	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.14	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.15(##)	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K/A	10.2	11/10/2015	001-11476
10.16	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.17(##)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476
10.18(##)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.19(##)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.20	Form of Warrant for May 2016 Unit Offering		8-K	10.2	5/13/2016	001-11476
10.21	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476
10.22	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476
10.23	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476
10.24 (###)	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017*		10-K	10.66	12/31/2016	001-11476
10.25	Form of First Amendment and Consent to Credit Agreement dated October 9, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.3	12/19/2017	001-11476
10.26	Second Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.4	12/19/2017	001-11476
10.27	First Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.5	12/19/2017	001-11476
10.28%	Limited Liability Company Agreement of Vertex Refining Myrtle Grove LLC dated July 25, 2019		8-K	10.1	7/31/2019	001-11476
10.29	Right of First Offer Letter Agreement dated July 25, 2019, by and between Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.2	7/31/2019	001-11476
10.30	Common Stock Purchase Warrant initially held by Tensile Partners Master Fund LP to purchase up to 1,500,000 shares of common stock, dated July 25, 2019		8-K	10.4	7/31/2019	001-11476
10.31	Registration Rights and Lock-Up Agreement dated July 25, 2019, by and between Vertex Energy, Inc. and Tensile Partners Master Fund LP		8-K	10.5	7/31/2019	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.32%	Third Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex		8-K	10.8	7/31/2019	001-11476
10.33%	Third Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.9	7/31/2019	001-11476
10.34	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	2.1	10/29/2019	001-11476
10.35%£	Joint Supply and Marketing Agreement dated January 10, 2020, by and between Bunker One (USA) Inc. and Vertex Energy Operating, LLC		8-K	10.1	1/13/2020	001-11476
	Limited Liability Company Agreement of HPRM LLC dated January 17, 2020		8-K	10.2	1/24/2020	001-11476
10.36	Fourth Amendment to Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.1	4/24/2020	001-11476
10.37	Fourth Amendment to ABL Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.2	4/24/2020	001-11476
10.38	$4.222 Million Promissory Note payable by Vertex Energy, Inc. to Texas Citizens Bank N.A. dated effective April 28, 2020		8-K	10.1	5/6/2020	001-11476
10.39	Vertex Energy, Inc. 2020 Equity Incentive Plan		8-K	10.2	6/23/2020	001-11476
10.40	Form of 2019 Equity Incentive Plan Stock Option Agreement		8-K	10.3	6/23/2020	001-11476
10.41	Fifth Amendment To Credit Agreement dated August 7, 2020 by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, the other borrowers signatory thereto, Encina Business Credit, LLC, as agent, and the lenders signatory thereto		10-Q	10.8	8/11/2020	001-11476
10.42	Fifth Amendment and Limited Waiver to Credit Agreement (ABL Credit Agreement), by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated November 27, 2020		8-K	10.1	12/1/2020	001-11476
10.43	Form of 2019 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.3	2/25/2021	333-253523
10.44	Form of 2020 Equity Incentive Plan Stock Option Agreement		S-8	4.5	2/25/2021	333-253523
10.45	Form of 2020 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.6	2/25/2021	333-253523
10.46	Series B Preferred Stock Exchange Agreement dated February 23, 2021 by and between Vertex Energy, Inc. and Pennington Capital LLC		8-K	10.1	2/26/2021	001-11476
10.47	Series B Preferred Stock Exchange Agreement dated March 1, 2021 by and between Vertex Energy, Inc. and Carrhae & Co FBO Wasatch Micro Cap Value Fund		8-K	10.1	3/5/2021	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.2	9/30/2014	001-11476
99.5	Unaudited Pro Forma Condensed Consolidated Financial Information of Vertex Energy, Inc. showing the effects of the Heartland SPV transaction		8-K	99.2	1/24/2020	001-11476
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K	X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: March 8, 2021	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2021	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 8, 2021	Date:	March 8, 2021

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 8, 2021	Date:	March 8, 2021

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 8, 2021	Date:	March 8, 2021

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 8, 2021