Form 10-Q
period 2021-03-31
Vertex Energy Inc.
filed 2021-05-13
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 51,742,499 shares of common stock are issued and outstanding as of May 12, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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
•rules and regulations making our operations more costly or restrictive, including IMO 2020;
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
•decreases in global demand for, and the price of, oil, due to COVID-19, and/or state, federal and foreign responses thereto;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$12,426,704	$10,895,044
Restricted cash	100,125	100,125
Accounts receivable, net	12,995,738	11,138,933
Inventory	6,979,844	4,439,839
Derivative commodity asset	342,031	—
Prepaid expenses and other current assets	2,559,313	3,211,448
Total current assets	35,403,755	29,785,389

Noncurrent assets
Fixed assets, at cost	76,793,532	75,777,552
Less accumulated depreciation	(30,578,049)	(29,337,036)
Fixed assets, net	46,215,483	46,440,516
Finance lease right-of-use assets	1,432,728	1,536,711
Operating lease right-of use assets	33,057,790	33,315,876
Intangible assets, net	8,914,572	9,397,441
Other assets	1,622,225	1,624,025
TOTAL ASSETS	$126,646,553	$122,099,958

	March 31, 2021	December 31, 2020
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$10,318,483	$10,484,911
Accrued expenses	1,862,430	2,053,106
Dividends payable	372,169	606,550
Finance lease liability-current	503,534	496,231
Operating lease liability-current	5,519,665	5,614,785
Current portion of long-term debt, net of unamortized finance costs	8,883,009	4,367,169
Revolving note	—	133,446
Derivative commodity liability	—	94,214
Total current liabilities	27,459,290	23,850,412
Long-term liabilities
Long-term debt, net of unamortized finance costs	2,429,075	7,981,496
Finance lease liability-long-term	816,257	945,612
Operating lease liability-long-term	27,538,125	27,701,091
Derivative warrant liability	1,004,680	330,412
Total liabilities	59,247,427	60,809,023

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 2,035,666 and 4,102,690 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively with a liquidation preference of $6,310,565 and $12,718,339 at March 31, 2021 and December 31, 2020, respectively.	6,310,565	12,718,339

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 5,497,450 and 7,399,649 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively with a liquidation preference of $8,576,022 and $11,543,452 at March 31, 2021 and December 31, 2020, respectively.	8,292,470	11,036,173

Redeemable non-controlling interest	33,527,825	31,611,674
Total temporary equity	48,130,860	55,366,186
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 shares issued and outstanding at March 31, 2021 and December 31, 2020, with a liquidation preference of $625,590 at March 31, 2021 and December 31, 2020.	420	420

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, no shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 51,742,499 and 45,554,841 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	51,742	45,555
Additional paid-in capital	106,823,405	94,569,674
Accumulated deficit	(89,373,746)	(90,008,778)
Total Vertex Energy, Inc. stockholders' equity	17,501,821	4,606,871
Non-controlling interest	1,766,445	1,317,878
Total equity	19,268,266	5,924,749
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$126,646,553	$122,099,958

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenues	$58,083,993	$36,203,429
Cost of revenues (exclusive of depreciation and amortization shown separately below)	43,346,274	26,836,854
Depreciation and amortization attributable to costs of revenues	1,347,820	1,178,594
Gross profit	13,389,899	8,187,981

Operating expenses:
Selling, general and administrative expenses	7,926,580	6,700,518
Depreciation and amortization attributable to operating expenses	482,869	455,953

Total operating expenses	8,409,449	7,156,471

Income from operations	4,980,450	1,031,510

Other income (expense):
Other income	—	80
Gain on sale of assets	1,424	—
Gain (loss) on change in value of derivative warrant liability	(1,780,203)	1,698,747
Interest expense	(236,333)	(340,086)
Total other income (expense)	(2,015,112)	1,358,741
Income before income tax	2,965,338	2,390,251
Income tax benefit (expense)	—	—
Net income	2,965,338	2,390,251
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	1,990,969	(398,609)
Net income attributable to Vertex Energy, Inc.	974,369	2,788,860

Accretion of redeemable noncontrolling interest to redemption value	(373,748)	(10,966,349)
Accretion of discount on Series B and B1 Preferred Stock	(223,727)	(932,003)
Dividends on Series B and B1 Preferred Stock	258,138	(344,499)
Net income (loss) available to common shareholders	$635,032	$(9,453,991)
Income (loss) per common share
Basic	$0.01	$(0.21)
Diluted	$0.01	$(0.21)
Shares used in computing earnings per share
Basic	47,709,450	45,372,358
Diluted	49,006,195	45,372,358

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

Three Months Ended March 31, 2021
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2021	45,554,841	$45,555	419,859	$420	—	$—	$94,569,674	$(90,008,778)	$1,317,878	$5,924,749
Exercise of options	22,992	23	—	—	—	—	(23)	—	—	—
Exercise of B1 warrants	1,079,753	1,080	—	—	—	—	2,756,877	—	—	2,757,957
Exchanges of Series B Preferred stock to common	2,359,494	2,359	—	—	—	—	4,114,570	630,321	—	4,747,250
Share based compensation expense	—	—	—	—	—	—	150,514	—	—	150,514
Conversion of Series B Preferred stock to common	638,224	638	—	—	—	—	1,977,856	—	—	1,978,494
Conversion of Series B1 Preferred stock to common	2,087,195	2,087	—	—	—	—	3,253,937	—	—	3,256,024
Dividends on Series B and B1	—	—	—	—	—	—	—	(372,183)	—	(372,183)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(223,727)	—	(223,727)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(373,748)	—	(373,748)
Net income	—	—	—	—	—	—	—	974,369	1,990,969	2,965,338
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(1,542,402)	(1,542,402)
Balance on March 31, 2021	51,742,499	$51,742	419,859	$420	—	$—	$106,823,405	$(89,373,746)	$1,766,445	$19,268,266

Three Months Ended March 31, 2020
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2020	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Share based compensation expense	—	—	—	—	—	—	163,269	—	—	163,269
Adjustment of carrying amount of non-controlling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Conversion of Series B1 Preferred stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Dividends on Series B and B1	—	—	—	—	—	—	—	(344,499)	—	(344,499)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(932,003)	—	(932,003)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(10,966,349)	—	(10,966,349)
Net income (loss)	—	—	—	—	—	—	—	2,788,860	(398,609)	2,390,251
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	517,877	517,877
Balance on March 31, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,076,832	$(68,700,505)	$896,641	$26,318,943

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$2,965,338	$2,390,251
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation expense	150,514	163,269
Depreciation and amortization	1,830,689	1,634,547
Loss (gain) on sale of assets	(1,424)	—
Bad debt and reduction in allowance for bad debt	16,715	23,925
(Decrease) increase in fair value of derivative warrant liability	1,780,203	(1,698,747)
(Gain) loss on commodity derivative contracts	721,531	(4,427,782)
Net cash settlements on commodity derivatives	(1,306,344)	4,507,370
Amortization of debt discount and deferred costs	—	47,826
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(1,873,520)	2,260,654
Inventory	(2,540,005)	2,112,459
Prepaid expenses	800,702	1,061,222
Accounts payable	(166,427)	(1,603,145)
Accrued expenses	(190,676)	(3,269,590)
Other assets	1,800	(87,251)
Net cash provided by operating activities	2,189,096	3,115,008
Cash flows from investing activities
Internally developed software	—	(49,229)
Purchase of fixed assets	(1,018,979)	(442,180)
Proceeds from sale of fixed assets	1,600	—
Net cash used in investing activities	(1,017,379)	(491,409)
Cash flows from financing activities
Payments on finance leases	(122,052)	(53,119)
Proceeds from exercise of stock warrants	1,652,022	—
Contributions received from redeemable noncontrolling interest	—	21,000,000
Line of credit (payments) proceeds, net	(133,446)	(3,276,230)
Payments on note payable	(1,036,581)	(8,098,879)
Net cash provided by financing activities	359,943	9,571,772
Net change in cash, cash equivalents and restricted cash	1,531,660	12,195,371
Cash, cash equivalents, and restricted cash at beginning of the period	10,995,169	4,199,825
Cash, cash equivalents, and restricted cash at end of period	$12,526,829	$16,395,196

SUPPLEMENTAL INFORMATION
Cash paid for interest	$236,677	$352,806
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Exchanges of Series B Preferred Stock into common stock	$4,397,236	$—
Conversion of Series B Preferred Stock into common stock	$1,978,494	$—
Conversion of Series B1 Preferred Stock into common stock	$3,256,024	$3,368,474
Accretion of discount on Series B and B1 Preferred Stock	$223,727	$932,003
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$(258,138)	$344,499
Initial adjustment of carrying amount redeemable noncontrolling interests	$—	$9,091,068
Accretion of redeemable noncontrolling interest to redemption value	$373,748	$10,966,349

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 9, 2021 (the "Form 10-K"). The December 31, 2020 balance sheet was derived from the audited financial statements of our 2020 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2020 as reported in Form 10-K have been omitted.

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during 2020 and into the first quarter of 2021, we expect GDP to continue to be impacted globally for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

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

	March 31, 2021 unaudited	March 31, 2020
Cash and cash equivalents	$12,426,704	$16,295,062
Restricted cash	100,125	100,134
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$12,526,829	$16,395,196

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the three months ended March 31, 2021.

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
Redeemable Noncontrolling Interests

As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland

Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying March 31, 2021 and December 31, 2020 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2021 and 2020 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	27%	15%	47%	23%
Customer 2	7%	17%	10%	18%
Customer 3	1%	4%	4%	11%
Customer 4	10%	7%	—%	—%

For each of the three months ended March 31, 2021 and 2020, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	48%	—%	—%	58%	—%	—%
Customer 2	13%	—%	—%	13%	—%	—%
Customer 3	—%	—%	9%	—%	—%	37%
Customer 4	—%	30%	—%	—%	—%	—%

The Company had one and no vendors that represented 10% of total purchases or payables for the three months ended March 31, 2021 and 2020, respectively.

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

Related Parties
From time to time, the Company consults with a related party law firm. During the three months ended March 31, 2021 and 2020, we paid $33,228 and $24,689, respectively, to such law firm for services rendered.
NOTE 4. REVENUES

Disaggregation of Revenue

The following tables present our revenues disaggregated by geographical market and revenue source:

	Three Months Ended March 31, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$10,864,410	$—	$—	$10,864,410
Southern United States	21,293,838	19,273,952	6,651,793	47,219,583
	$32,158,248	$19,273,952	$6,651,793	$58,083,993
Sources of Revenue
Base oil	$9,113,893	$—	$295,315	$9,409,208
Pygas	—	2,972,431	—	2,972,431
Industrial fuel	—	311,693	—	311,693
Distillates	—	15,989,828	—	15,989,828
Oil collection services	1,561,927	—	76,431	1,638,358
Metals	—	—	6,280,047	6,280,047
Other re-refinery products	1,468,229	—	—	1,468,229
VGO/Marine fuel sales	20,014,199	—	—	20,014,199
Total revenues	$32,158,248	$19,273,952	$6,651,793	$58,083,993

	Three Months Ended March 31, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$9,488,331	$—	$—	$9,488,331
Southern United States	20,043,039	2,510,593	4,161,466	26,715,098
	$29,531,370	$2,510,593	$4,161,466	$36,203,429
Sources of Revenue
Base oil	$7,362,727	$—	$802,899	$8,165,626
Pygas	—	2,457,841	—	2,457,841
Industrial fuel	1,157,136	52,752	—	1,209,888
Oil collection services	1,198,828	—	—	1,198,828
Metals	—	—	3,358,567	3,358,567
Other re-refinery products	2,656,704	—		2,656,704
VGO/Marine fuel sales	17,155,975	—	—	17,155,975
Total revenues	$29,531,370	$2,510,593	$4,161,466	$36,203,429

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021 Unaudited	December 31, 2020
Accounts receivable trade	$13,593,869	$11,751,679
Allowance for doubtful accounts	(598,131)	(612,746)
Accounts receivable trade, net	$12,995,738	$11,138,933

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

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (1.15% at March 31, 2021) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, with a final balloon payment due at maturity. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company has maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan.

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

As of the date of this filing, the Company is in the process of extending the maturity date of the Encina debt to February 1, 2023. The Company presented the Encina debt in the current portion of long-term debt balance on the consolidated balance sheet at March 31,2021.

Loan Agreements

On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.22 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing in February 2021, following an initial deferral period as specified under the PPP. Under the terms of the PPP, the entire amount may be forgiven to the extent loan proceeds are used for qualifying expenses. As of the date of this report, the Company believes it has used the PPP funds for qualifying expenses and has applied for forgiveness.

On May 27, 2020, the Company entered into a loan contract security agreement with John Deere to finance $152,643 to purchase equipment. The Note matures on June 27, 2024, and bears interest at a rate of 2.45% per annum, payable monthly commencing on June 27, 2020. The payment of the note is secured by the equipment purchased.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $473,417 at March 31, 2021 and $1,183,543 at December 31, 2020.

Finance Leases

On April 2, 2020, the Company obtained one finance lease with payments of $9,322 per month for three years and on July 28, 2020, the Company entered into another finance lease with payments of $3,545 per month for three years. The amount of the finance lease obligation has been reduced to $350,086 at March 31, 2021.

On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation has been reduced to $414,632 at March 31, 2021.

The Company's outstanding debt facilities as of March 31, 2021 and December 31, 2020 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,208,000	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,286,603	1,378,819
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	406,765	436,411
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$466,030	350,086	380,829
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	414,632	450,564
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	122,063	131,303
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	148,309	172,235
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	4,222,000
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	473,417	1,183,543
Total					$12,631,875	$13,923,954

Future contractual maturities of notes payable as of March 31, 2021 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$5,208,000	$—	$—	$—	$—	$—
Encina Business Credit, LLC	1,286,603	—	—	—	—	—
John Deere Note	37,528	38,459	39,413	6,663	—	—
Well Fargo Equipment Lease- Ohio	122,458	128,908	135,698	19,701	—	—
AVT Equipment Lease-Ohio	129,676	141,111	79,299	—	—	—
AVT Equipment Lease-HH	151,568	164,934	98,130	—	—	—
Tetra Capital Lease	99,832	48,477	—	—	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Various institutions	473,417	—	—	—	—	—
Totals	$9,386,543	$2,866,428	$352,540	$26,364	$—	$—

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020 excludes: 1) options to purchase 4,065,059 and 4,418,250 shares, respectively, of common stock, 2) warrants to purchase 1,983,510 and 8,633,193 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 2,035,666 and 3,883,449 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 5,497,450 and 7,004,236 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 419,859 shares of common stock as of March 31, 2021 and 2020.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	2021	2020
Basic loss per Share
Numerator:
Net income (loss) available to common shareholders	$635,032	$(9,453,991)
Denominator:
Weighted-average common shares outstanding	47,709,450	45,372,358
Basic loss per share	$0.01	$(0.21)

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$635,032	$(9,453,991)
Denominator:
Weighted-average shares outstanding	47,709,450	45,372,358
Effect of dilutive securities
Stock options and warrants	876,886	—
Preferred stock	419,859	—
Diluted weighted-average shares outstanding	49,006,195	45,372,358
Diluted loss per share	$0.01	$(0.21)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2021, there were 51,742,499 common shares issued and outstanding.

During the three months ended March 31, 2021, the Company issued 6,164,666 shares of common stock in connection with the conversions and exercises of Series B and B1 Convertible Preferred Stock and warrants into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 22,992 shares of common stock in connection with the exercise of options.

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

As described in ASC 260-10-S99-2, when preferred stock is redeemed, the difference between fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the registrant’s balance sheet (net of issuance costs) should be subtracted from (or added to) net income to arrive at income available to common shareholders in the calculation of earnings per share. As a result, the Company recorded a credit to retained earnings with a corresponding debit to APIC of $630,321 and added to net income to arrive to net income available to common shareholders.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of March 31, 2021 and December 31, 2020, there were 419,859 shares of Series A Preferred Stock issued and outstanding. As of March 31, 2021 and December 31, 2020, there were 2,035,666 and 4,102,690 shares of Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2021 and December 31, 2020, there were 5,497,450 and 7,399,649 shares of Series B1 Preferred Stock issued and outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the three months ended March 31, 2021 and 2020:

	2021	2020
Balance at beginning of period	$12,718,339	$11,006,406
Less: conversions of shares to common	(1,978,494)	—
Less: exchanges of shares to common	(4,747,250)	—
Plus: discount accretion	—	413,889
Plus: dividends in kind	317,970	177,921
Balance at end of period	$6,310,565	$11,598,216

At March 31, 2021 and December 31, 2020, a total of $157,778 and $317,970 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended March 31, 2021 and 2020, we paid dividends in-kind in additional shares of Series B Preferred Stock of $317,970 and $177,921, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrues a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, for the three months ended March 31, 2021 and 2020:

	2021	2020
Balance at beginning of period	$11,036,173	$12,743,047
Less: conversions of shares to common	(3,256,024)	(3,368,474)
Plus: discount accretion	223,727	518,114
Plus: dividends in kind	288,594	211,269
Balance at end of period	$8,292,470	$10,103,956

The Series B1 Warrants were revalued at March 31, 2021 and December 31, 2020 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,004,680 and $330,412, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-114%, risk free interest rate of 0.06% and expected term of 0.75 years. The Series B Warrants expired pursuant to their terms on December 24, 2020.

As of March 31, 2021 and December 31, 2020, respectively, a total of $214,405 and $288,594 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended March 31, 2021 and 2020, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $288,594 and $211,269, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrues a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock is redeemed or converted into common stock.
The following is an analysis of changes in the derivative liability for the three months ended March 31:

Level Three Roll-Forward
	2021	2020
Balance at beginning of period	$330,412	$1,969,216
Value of warrants exercised	(1,105,935)	—
Change in valuation of warrants	1,780,203	(1,698,747)
Balance at end of period	$1,004,680	$270,469

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

(2) The Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility; and distillates.

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

Segment information for the three months ended March 31, 2021 and 2020 is as follows:

THREE MONTHS ENDED MARCH 31, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$9,113,893	$—	$295,315	$9,409,208
Pygas	—	2,972,431	—	2,972,431
Industrial fuel	—	311,693	—	311,693
Distillates (1)	—	15,989,828	—	15,989,828
Oil collection services	1,561,927	—	76,431	1,638,358
Metals (2)	—	—	6,280,047	6,280,047
Other re-refinery products (3)	1,468,229	—	—	1,468,229
VGO/Marine fuel sales	20,014,199	—	—	20,014,199
Total revenues	32,158,248	19,273,952	6,651,793	58,083,993
Cost of revenues (exclusive of depreciation and amortization shown separately below)	19,836,446	18,150,770	5,359,058	43,346,274
Depreciation and amortization attributable to costs of revenues	1,074,260	125,634	147,926	1,347,820
Gross profit	11,247,542	997,548	1,144,809	13,389,899
Selling, general and administrative expenses	6,421,696	759,410	745,474	7,926,580
Depreciation and amortization attributable to operating expenses	353,948	108,471	20,450	482,869
Income from operations	$4,471,898	$129,667	$378,885	$4,980,450

THREE MONTHS ENDED MARCH 31, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$7,362,727	$—	$802,899	$8,165,626
Pygas	—	2,457,841	—	2,457,841
Industrial fuel	1,157,136	52,752	—	1,209,888
Distillates (1)	—	—	—	—
Oil collection services	1,198,828	—	—	1,198,828
Metals (2)	—	—	3,358,567	3,358,567
Other re-refinery products (3)	2,656,704	—		2,656,704
VGO/Marine fuel sales	17,155,975	—	—	17,155,975
Total revenues	29,531,370	2,510,593	4,161,466	36,203,429
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,066,240	2,596,052	4,174,562	26,836,854
Depreciation and amortization attributable to costs of revenues	936,895	105,768	135,931	1,178,594
Gross profit (loss)	8,528,235	(191,227)	(149,027)	8,187,981
Selling, general and administrative expenses	5,411,222	592,389	696,907	6,700,518
Depreciation and amortization attributable to operating expenses	335,105	100,398	20,450	455,953
Income (loss) from operations	$2,781,908	$(884,014)	$(866,384)	$1,031,510

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
The year to date income at March 31, 2021 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $49.1 million as of March 31, 2021 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax income of approximately $3.0 million from January 1, 2021 through March 31, 2021.
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

The mark-to-market effects of these contracts as of March 31, 2021 and December 31, 2020, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of March 31, 2021
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Mar. 2021- Jun. 2021	$74.39	75,000	$342,031

As of December 31, 2020
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Dec. 2020-Mar. 2021	$62.33	55,000	$(94,214)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 are presented in the table below.

Balance Sheet Classification	Contract Type	2021	2020

	Crude oil futures	$342,031	$(94,214)

Derivative commodity asset (liability)		$342,031	$(94,214)

For the three months ended March 31, 2021 and 2020, we recognized a $721,531 loss and a $4,427,782 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 13. LEASES

Finance Leases

Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended March 31, 2021 and 2020 were $103,983 and $53,121, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended March 31, 2021 and 2020 were $26,623 and $10,919, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three months ended March 31, 2021 and 2020. Total operating lease costs for the three months ended March 31, 2021 and 2020 were $1.5 million and $1.5 million, respectively.
Cash Flows
An initial right-of-use asset of $37.8 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in operating lease liabilities, including some small leases with initial terms less than twelve months was $0.3 million during the three months ended March 31, 2021 and 2020, and is included in operating cash flows. Cash paid for amounts included in finance lease was $122,052 and $53,119 during the three months ended March 31, 2021 and 2020, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2021:

March 31, 2021
	Facilities	Equipment	Plant	Railcar	Total
Year 1	$690,975	$145,827	$4,060,417	$622,446	$5,519,665
Year 2	510,446	2,280	4,060,417	243,300	4,816,443
Year 3	325,383	—	4,060,417	70,500	4,456,300
Year 4	319,200	—	4,060,417	—	4,379,617
Year 5	316,000	—	4,060,417	—	4,376,417
Thereafter	2,025,000	—	28,449,386	—	30,474,386
Total lease payments	$4,187,004	$148,107	$48,751,471	$936,246	$54,022,828
Less: interest	(1,449,593)	(4,391)	(19,476,415)	(34,639)	(20,965,038)
Present value of lease liabilities	$2,737,411	$143,716	$29,275,056	$901,607	$33,057,790

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2021:

Remaining lease term and discount rate:	March 31, 2021
Weighted average remaining lease terms (years)
Lease facilities	5.68
Lease equipment	0.92
Lease plant	12.01
Lease railcar	1.10
Weighted average discount rate
Lease facilities	9.17%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of March 31, 2021 and 2020.
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

NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement
Amounts received by MG SPV from its direct sale of Class B Units to Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) may only be used for additional investments in the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”) or for day to day operations at the MG refinery. At March 31, 2021, $0.6 million reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of July 26, 2019 (the "MG Closing Date") and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. The Company did not pay the preferential yield during the three months ended March 31, 2021. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the three months ended March 31, 2021.
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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net loss of $65,901 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $373,749 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of

March 31, 2021 of $5,780,689. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Beginning balance	$5,472,841	$4,396,894
Net loss attributable to redeemable non-controlling interest	(65,901)	(31,092)
Change in ownership	—	71,171
Accretion of non-controlling interest to redemption value	373,749	207,246
Ending balance	$5,780,689	$4,644,219

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

The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$9,638,301	$7,748,360
Accounts receivable, net	4,782,206	3,699,655
Inventory	740,156	727,684
Prepaid expense and other current assets	500,722	243,581
Total current assets	15,661,385	12,419,280

Fixed assets, net	6,607,607	5,983,134
Finance lease right-of-use assets	956,035	777,091
Operating lease right-of-use assets	306,876	505,020
Intangible assets, net	1,001,896	1,252,807
Other assets	106,643	120,504
Total assets	$24,640,442	$21,057,836

Accounts payable	$1,858,512	$1,822,171
Accrued expenses	353,574	491,505
Finance lease liability-current	351,966	209,368
Operating lease liability-current	259,925	300,937
Total current liabilities	2,823,977	2,823,981

Finance lease liability-long term	553,193	555,375
Operating lease liability-long term	46,951	204,083
Total liabilities	$3,424,121	$3,583,439

The assets of Heartland SPV may only be used to settle the obligations of Heartland SPV, and may not be used for other consolidated entities. The liabilities of Heartland SPV are non-recourse to the general credit of the Company’s other consolidated entities.

Heartland Redeemable Noncontrolling Interest

As a result of the Heartland Share Purchase (as defined and discussed above), Tensile, through Tensile-Heartland, acquired an approximate 65.00% ownership interest in Heartland SPV, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions. This is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control.

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net income of $1,608,303 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At March 31, 2021, the cumulative amount resulting form the application of the measurement guidance in ASC 810-10 exceeded the redemption value of $27,609,142. The carrying amount of redeemable noncontrolling interests to the redemption value as of March 31, 2021 of $27,747,136. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Beginning balance	$26,138,833	$—
Initial adjustment of carrying amount of non-controlling interest	—	11,908,932
Net income (loss) attributable to redeemable non-controlling interest	1,608,303	(486,785)
Accretion of non-controlling interest to redemption value	—	10,759,103
Ending balance	$27,747,136	$22,181,250

The amount of accretion of redeemable noncontrolling interest to redemption value of $373,748 is presented as an adjustment to net income attributable to Vertex Energy, Inc., to arrive at net income available to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the three months ended March 31, 2021.

NOTE 15. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of March 31, 2021, in-kind by way of the issuance of 50,896 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2021 and the issuance of 137,439 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2021. If converted in full, the 50,896 shares of Series B Preferred Stock would convert into 50,896 shares of common stock and the 137,439 shares of Series B1 Preferred Stock would convert into 137,439 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Part II", "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 9, 2021 (the "Annual Report").

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during 2020 and the first quarter of 2021, we expect GDP to continue to be impacted globally for at least the early part of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

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

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as the impact of vaccines and virus mutations and the potential seasonality of new outbreaks.

Description of Business Activities:
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending March 31, 2021, we aggregated approximately 65.1 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 74.0 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
Our Black Oil segment collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process (“TCEP”) and we also utilize third-party processing facilities. TCEP’s original purpose was to re-fine used oil into marine cutterstock; however, between the third quarter of 2015 and the third quarter of 2019, and since the first quarter of 2020, the original purpose of TCEP has not been economically viable and we have instead been using TCEP to re-fine used oil into marine cutterstock; prior to shipping to our facility in Marrero, Louisiana.
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

We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 30 transportation trucks and more than 80 aboveground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil segment and the Refining and Marketing segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. Also, as discussed above under “Description of Business Activities”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock, provided that we are currently using such technology solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the aggregation of feedstock, re-refining it into higher value-end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil segment. We have a toll-based processing agreement in place with KMTEX to re-refine feedstock streams, under our direction, into various end products that we specify. KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
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
    We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. Our TCEP technology converts feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which went into effect on January 1, 2020. As described above, due to the decline in oil prices and challenges in obtaining feedstock in the early part of 2020, we have been using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana since the first quarter of 2020. We have no current plans to construct any other TCEP facilities at this time.

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

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating segments as follows:
BLACK OIL - Revenues from our Black Oil segment are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process. Through the operations at our Columbus, Ohio facility, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with our Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC (“Omega Refining”), Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC, Nickco Recycling, Inc., Ygriega Environmental Services, LLC, Specialty Environmental Services and Crystal Energy, LLC acquisitions, described in greater detail in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Set forth below are our results of operations for the three months ended March 31, 2021 as compared to the same period in 2020.

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2021	2020
Revenues	$58,083,993	$36,203,429	$21,880,564	60%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	43,346,274	26,836,854	(16,509,420)	(62)%
Depreciation and amortization attributable to costs of revenues	1,347,820	1,178,594	(169,226)	(14)%
Gross profit*	13,389,899	8,187,981	5,201,918	64%

Operating expenses:
Selling, general and administrative expenses	7,926,580	6,700,518	(1,226,062)	(18)%
Depreciation and amortization attributable to operating expenses	482,869	455,953	(26,916)	(6)%
Total operating expenses	8,409,449	7,156,471	(1,252,978)	(18)%

Income from operations	4,980,450	1,031,510	3,948,940	383%

Other income (expense):
Other income	—	80	(80)	(100)%
Gain (loss) on asset sales	1,424	—	1,424	100%
Gain (loss) on change in value of derivative liability	(1,780,203)	1,698,747	(3,478,950)	(205)%
Interest expense	(236,333)	(340,086)	103,753	31%
Total other income (expense)	(2,015,112)	1,358,741	(3,373,853)	(248)%

Income before income tax	2,965,338	2,390,251	575,087	24%

Income tax benefit (expense)	—	—	—	—%

Net income	2,965,338	2,390,251	575,087	24%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	1,990,969	(398,609)	2,389,578	599%
Net income attributable to Vertex Energy, Inc.	$974,369	$2,788,860	$(1,814,491)	(65)%

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

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the three months ended March 31, 2021, we had a loss of $720,000 in our hedging instruments as compared to a gain of $4.4 million for the three months ended March 31, 2020. We recognize our hedging activities from commodity derivatives in our cost of goods sold. During the three months ended March 31, 2021, compared to the same period in 2020, we saw a 20% decrease in the discount we were paying for feedstock into our refineries. In addition, we saw a 9% decrease in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the first quarter of 2021 as compared to the same period in 2020.

    Total revenues increased by 60% for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to higher commodity prices (commodity prices reached were near historic lows at the end of the quarter ended March 31,

2020, as a result of the COVID-19 pandemic) and increased volumes at our refineries; including $16 million of revenue generated from our wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment, which operations were acquired in June 2020, in connection with our acquisition of Crystal Energy, LLC ("Crystal”), for the three months ended March 31, 2021, compared to the same period in 2020. Total volume increased 18% during the three months ended March 31, 2021 compared to the same period in 2020. Volumes were impacted as a result of feedstock availability specifically used motor oil, in the overall marketplace. This volume impact was largely due to lingering impacts of the shelter in place orders in the locations in which we collect used motor oil and other products as a result of the COVID-19 pandemic, which directly impacted the generation of used oil and petroleum products.

During the three months ended March 31, 2021, total cost of revenues (exclusive of depreciation and amortization) was $43,346,274 compared to $26,836,854 for the three months ended March 31, 2020, an increase of $16,509,420 or 62% from the prior period. The main reason for the increase was the result of the increase in commodity prices, which impacted our feedstock pricing and the additional cost of sales related to our Crystal operations. Our cost of revenues are a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks (which relates to everything from how efficient our collection trucks are in their collection routes to how efficiently we operate our facilities), and the cost of turn-arounds and other maintenance at our facilities.

We had selling, general and administrative expenses of $7,926,580 for the three months ended March 31, 2021, compared to $6,700,518 from the prior year's period, an increase of $1,226,062 or 18% from the prior year's period. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to our expansion of trucks and facilities through acquisitions and organic growth.

For the three months ended March 31, 2021, total depreciation and amortization expense attributable to cost of revenues was $1,347,820, compared to $1,178,594 for the three months ended March 31, 2020, an increase of $169,226 mainly due to additional investments in rolling stock and facility assets during the fourth quarter of 2020, which increased depreciation and amortization in the first quarter of 2021.

We had gross profit as a percentage of revenue of 23.1% for the three months ended March 31, 2021, compared to gross profit as a percentage of revenues of 22.6% for the three months ended March 31, 2020. The main reason for the improvement was the slight increase in volumes at our refineries, along with increases in commodity prices during the period.

    Additionally, our per barrel margin increased 38% for the three months ended March 31, 2021, relative to the three months ended March 31, 2020. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($13,389,899 for the 2021 period versus $8,187,981 for the 2020 period). This increase was a result of the improvements in our product spreads related to increases in feedstock product prices and decreases in operating costs at our refining facilities, during the three months ended March 31, 2021, compared to the same period during 2020.
Overall, commodity prices were up for the three months ended March 31, 2021, compared to the same period in 2020. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2021, increased $14.91 per barrel from a three-month average of $37.64 for the three months ended March 31, 2020 to $52.55 per barrel for the three months ended March 31, 2021. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended March 31, 2021 increased $6.39 per barrel from a three-month average of $59.61 for the three months ended March 31, 2020 to $66.00 per barrel for the three months ended March 31, 2021.

We had income from operations of $4,980,450 for the three months ended March 31, 2021, compared to income from operations of $1,031,510 for the three months ended March 31, 2020, an increase of $3,948,940 or 383% from the prior year’s three-month period. The increase in income from operations was mostly due to the improvements seen in commodity prices and overall margin improvement in our finished products along with overall reductions in operating expenses at our facilities along with increases in charges throughout our collection operations. As market conditions change, the charges for our oil collection services will fluctuate.
    We had interest expense of $236,333 for the three months ended March 31, 2021, compared to interest expense of $340,086 for the three months ended March 31, 2020, a decrease in interest expense of $103,753 or 31% from the prior period, due to having a lower balance owed under our line of credit and term loan along with a lower interest rate on the term debt outstanding during the three months ended March 31, 2021, compared to the prior year’s period. The Company received a total of $21.0 million from the June 2019 and January 2020, Tensile transactions, described in greater detail above under “Part I” - “Item 1. Financial Statements” - “Note 14. Share Purchase and Subscription Agreements”, of which approximately $9.0 million was used to pay down our debt obligations.

    We had a $1,780,203 loss on change in value of derivative liability for the three months ended March 31, 2021, in connection with certain warrants granted in May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a gain on change in the value of our derivative liability of $1,698,747 in the prior year's period (which also included warrants granted in June 2015, which had expired as of December 31, 2020). This change was mainly due to the fluctuation in the market price of our common stock, warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

We had a gain on asset sales of $1,424 for the three months ended March 31, 2021, in connection with sale of equipment compared to no gain or loss on asset sales in the prior year’s period.

    We had net income of $2,965,338 for the three months ended March 31, 2021, compared to net income of $2,390,251 for the three months ended March 31, 2020, an increase in net income of $575,087 or 24% from the prior period. The main reason for the increase in net income for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was attributable to the increase in gross profit as discussed above, offset by the decrease in gain in derivative liability for the three months ended March 31, 2021 described above, which is a non-cash adjustment.

Each of our segments’ income (loss) from operations during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2021	2020
Revenues	$32,158,248	$29,531,370	$2,626,878	9%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	19,836,446	20,066,240	229,794	1%
Depreciation and amortization attributable to costs of revenues	1,074,260	936,895	(137,365)	(15)%
Gross profit*	11,247,542	8,528,235	2,719,307	32%
Selling general and administrative expense	6,421,696	5,411,222	(1,010,474)	(19)%
Depreciation and amortization attributable to operating expenses	353,948	335,105	(18,843)	(6)%
Income from operations	$4,471,898	$2,781,908	$1,689,990	61%

Refining and Marketing Segment
Revenues	$19,273,952	$2,510,593	$16,763,359	668%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,150,770	2,596,052	(15,554,718)	(599)%
Depreciation and amortization attributable to costs of revenues	125,634	105,768	(19,866)	(19)%
Gross profit*	997,548	(191,227)	1,188,775	622%
Selling general and administrative expense	759,410	592,389	(167,021)	(28)%
Depreciation and amortization attributable to operating expenses	108,471	100,398	(8,073)	(8)%
Income (loss) from operations	$129,667	$(884,014)	$1,013,681	115%

Recovery Segment
Revenues	$6,651,793	$4,161,466	$2,490,327	60%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,359,058	4,174,562	(1,184,496)	(28)%
Depreciation and amortization attributable to costs of revenues	147,926	135,931	(11,995)	(9)%
Gross profit*	1,144,809	(149,027)	1,293,836	868%
Selling general and administrative expense	745,474	696,907	(48,567)	(7)%
Depreciation and amortization attributable to operating expenses	20,450	20,450	—	—%
Income (loss) from operations	$378,885	$(866,384)	$1,245,269	144%

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

Our Black Oil segment generated revenues of $32,158,248 for the three months ended March 31, 2021, with cost of revenues (exclusive of depreciation and amortization) of $19,836,446, and depreciation and amortization attributable to cost of revenues of $1,074,260. During the three months ended March 31, 2020, these revenues were $29,531,370 with cost of revenues (exclusive of depreciation and amortization) of $20,066,240 and depreciation and amortization attributable to cost of revenues of $936,895. Income from operations improved for the three months ended March 31, 2021, compared to 2020, as a result of improvements in commodity prices which resulted in improved margins as well as reductions in operating expenses through our various facilities as well as by diligent management of our street collections and pricing.

Our Black Oil segment's volume decreased approximately 7% during the three months ended March 31, 2021, compared to the same period in 2020. This decrease was largely due to continued impacts of the shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic, which directly impacted the generation of used oil, which caused a reduction in volumes. The Heartland facility experienced lower demands for finished products during the three months ended March

31, 2021 compared to the same period in 2020. Volumes collected through our H&H Oil, L.P. (“H&H Oil”) (based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 17% during the three months ended March 31, 2021, compared to the same period in 2020. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities. We started to see improvements in our collection volumes at the end of the period.

    During the three months ended March 31, 2021, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $18,150,770, of which the processing costs for our Refining and Marketing business located at KMTEX were $420,420, and depreciation and amortization attributable to cost of revenues was $125,634. Revenues for the same period were $19,273,952. During the three months ended March 31, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $2,596,052, which included the processing costs at KMTEX of $454,007, and depreciation and amortization attributable to cost of revenues was $105,768. Revenues for the same period were $2,510,593.

Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our assets from Crystal in June 2020. With the acquisition of the Crystal assets, we now operate as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. Revenues in the Refining segment were up 668% during the three months ended March 31, 2021, as compared to the same period in 2020 mostly as a result of the added business line. Overall volume for the Refining and Marketing segment increased 267% during the three months ended March 31, 2021, as compared to the same period in 2020. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. In addition, volumes were slightly impacted as a result of 'stay-at-home' orders during the period. Our pygas volumes increased 1% for the three months ended March 31, 2021, as compared to the same period in 2020. Our fuel oil cutter volumes decreased 19% for the three months ended March 31, 2021, as compared to the same period in 2020, due to lower volumes of feedstock available from third party facilities in the Gulf coast region as a result of weather delays. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

    Our Recovery segment generated revenues of $6,651,793 for the three months ended March 31, 2021, with cost of revenues (exclusive of depreciation and amortization) of $5,359,058, and depreciation and amortization attributable to cost of revenues of $147,926. During the three months ended March 31, 2020, these revenues were $4,161,466 with cost of revenues (exclusive of depreciation and amortization) of $4,174,562, and depreciation and amortization attributable to cost of revenues of $135,931. Income from operations increased for the three months ended March 31, 2021, compared to 2020, as a result of increased volumes attributable to our Recovery segment and margins related thereto, through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex previously acted as Penthol C.V. of the Netherlands aka Penthol LLC's (a Penthol subsidiary in the United States) (“Penthol’s”) exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Revenues for this segment increased 60% as a result of an increase in volumes during the three months ended March 31, 2021, compared to the same period in 2020. Volumes were up in our metals segment during the three months ended March 31, 2021, compared to the same period during 2020, due to certain one-time projects. This segment periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this segment from period to period.

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

The following table sets forth the high and low spot prices during the three months ended March 31, 2021, for our key benchmarks.

2021
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.79	March 12	$1.32	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.13	March 11	$1.36	January 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$59.54	March 5	$45.08	January 4
NYMEX Crude oil (dollars per barrel)	$66.09	March 5	$47.62	January 4
Reported in Platt's US Marketscan (Gulf Coast)

    The following table sets forth the high and low spot prices during the three months ended March 31, 2020, for our key benchmarks.

2020
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	January 3	$0.74	March 18
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.75	January 3	$0.40	March 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.34	January 29	$15.64	March 31
NYMEX Crude oil (dollars per barrel)	$63.27	January 6	$20.09	March 30
Reported in Platt's US Marketscan (Gulf Coast)

We saw an increase in February and March of 2021, in each of the benchmark commodities we track compared to the same period in 2020. The increase in market prices was a result of the gradual opening up of states and marketplaces which were shut-down a year ago as a result of COVID-19, which led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in response to efforts to control the spread of COVID-19, such as 'shelter-in-place' orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter of 2020 and global storage considerations. Moving into the second, third and fourth quarters of 2021, we anticipate that our results of operations will continue to be significantly impacted by the price of, and demand for oil, COVID-19 and the global response thereto.

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

    We had total assets of $126,646,553 as of March 31, 2021, compared to $122,099,958 at December 31, 2020. The increase was mainly due to exercises of warrants that provided cash, along with increases in accounts receivable and inventory levels, during the three months ended March 31, 2021, compared to the prior year's period.

    We had total current liabilities of $27,459,290 as of March 31, 2021, compared to $23,850,412 at December 31, 2020. We had total liabilities of $59,247,427 as of March 31, 2021, compared to total liabilities of $60,809,023 as of December 31, 2020. The decrease in current liabilities and total liabilities was mainly due to the decrease in outstanding debt during the three months ended March 31, 2021, compared to the prior year’s period.
    We had working capital of $7,944,465 as of March 31, 2021, compared to working capital of $5,934,977 as of December 31, 2020. The increase in working capital from December 31, 2020 to March 31, 2021 is mainly due to the generation of additional liquidity as a result of warrant exercises and the reduction in debt during the three months ended March 31, 2021 as described above.

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

    The Company's outstanding debt facilities as of March 31, 2021 and December 31, 2020 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$5,208,000	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,286,603	1,378,819
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	406,765	436,411
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$466,030	350,086	380,829
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	414,632	450,564
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	122,063	131,303
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	148,309	172,235
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	4,222,000	4,222,000
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	473,417	1,183,543
Total					$12,631,875	$13,923,954

    Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$5,208,000	$—	$—	$—	$—	$—
Encina Business Credit, LLC	1,286,603	—	—	—	—	—
John Deere Note	37,528	38,459	39,413	6,663	—	—
Well Fargo Equipment Lease- Ohio	122,458	128,908	135,698	19,701	—	—
AVT Equipment Lease-Ohio	129,676	141,111	79,299	—	—	—
AVT Equipment Lease-HH	151,568	164,934	98,130	—	—	—
Tetra Capital Lease	99,832	48,477	—	—	—	—
Texas Citizens Bank	1,877,461	2,344,539	—	—	—	—
Various institutions	473,417	—	—	—	—	—
Totals	$9,386,543	$2,866,428	$352,540	$26,364	$—	$—

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

In addition to the above, we may also seek to acquire additional businesses, facilities, operations or assets and/or could consider selling assets if a more strategic acquisition presents itself. Finally, in the event we deem such transaction in our best interest, we may enter into a business combination or similar transaction in the future.

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

    Cash flows for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Beginning cash, cash equivalents and restricted cash	$10,995,169	$4,199,825
Net cash provided by (used in):
Operating activities	2,189,096	3,115,008
Investing activities	(1,017,379)	(491,409)
Financing activities	359,943	9,571,772
Net increase (decrease) in cash, cash equivalents and restricted cash	1,531,660	12,195,371
Ending cash, cash equivalents and restricted cash	$12,526,829	$16,395,196

Net cash provided by operating activities was $2,189,096 for the three months ended March 31, 2021, as compared to net cash used in operating activities of $3,115,008 during the corresponding period in 2020. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the decrease in cash provided by operating activities for the three month period ended March 31, 2021, compared to the same period in 2020, was the fluctuation in market and commodity prices during the three months ended March 31, 2021, an increase of $1,873,520 in accounts receivable and $2,540,005 in inventory, and $1,306,344 of net cash settlements on commodity derivatives.

Investing activities used cash of $1,017,379 for the three months ended March 31, 2021, as compared to having used $491,409 of cash during the corresponding period in 2020, due mainly to the purchase of fixed assets.

    Financing activities provided cash of $359,943 for the three months ended March 31, 2021, as compared to providing cash of $9,571,772 during the corresponding period in 2020. Financing activities for the three months ended March 31, 2021 were comprised of proceeds from the exercise of warrants of $1,652,022, offset by approximately $1.0 million used to pay down our long-term debt, and payments on our line of credit. Financing activities for the three months ended March 31, 2020 were comprised of contributions from the Tensile transactions of $21.0 million, offset by approximately $8.1 million used to pay down our long-term debt, and $3.3 million of payments on our line of credit.

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
    Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2021.
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
Redeemable Noncontrolling Interest
    As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Variable Interest Entities
    The Company has investments in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, (2) as a group, (the holders of the equity investment at risk), do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”
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

    Interest Rate Risk

At March 31, 2021, the Company had approximately $6.5 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.15% at March 31, 2021) plus 6.50% per year.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

    We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and continued to work remotely through March 31, 2021, but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

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

Item 1A. Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 9, 2021 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K for the year ended December 31, 2020, under “Risk Factors”, which risk factors from the Form 10-K are incorporated by reference in this Item 1A. Risk Factors, subject to updates to such risk factors as provided below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.”, from the Form 10-K is replaced and superseded by the following:

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

A public health pandemic, including COVID-19, poses the risk that the Company or its affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent the Company from accessing or operating its facilities, delivering products or continuing to obtain feedstocks. While a substantial portion of the Company’s businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that the Company’s businesses will be classified as essential in each of the jurisdictions in which it operates.

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

While the overall impact of the COVID-19 coronavirus on our results of operations at this point is uncertain, we anticipate that the factors discussed above and others, which have had a negative effect on our 2020 and 2021 first quarter operations, will continue to have a negative effect on our results of operations for the remainder of the 2021 year, depending on how long the global slowdown associated with the virus and its after-effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

The risk factor entitled “We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future”, from the Form 10-K is replaced and superseded by the following:

We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future.

We were required to redeem any non-converted shares of (a) Series B Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $3.10 per share (or $6.5 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remained outstanding on June 24, 2020, at the rate of $1.56 per share (or $8.8 million in aggregate as of the date of this filing), subject to the terms of the certificate of designations of such Series B and B1 Preferred Stock and applicable law. The certificate of designations of the Series B and B1 Preferred Stock provide that the mandatory redemption date of the Series B and B1 Preferred Stock is automatically extended in the event that the terms of the Company’s senior credit facility (i.e., the Credit Agreements), prohibit the redemption of such Series B and B1 Preferred Stock and because the Credit Agreements prohibit such redemption, the redemption date of the Series B and B1 Preferred Stock has automatically been extended past June 24, 2020, until such date, if ever, as the Company’s senior credit facilities (and any facilities which replace or refinance the Credit Agreements) no longer prohibit such redemptions. Effective on June 24, 2020, the dividend rate of such Series B and B1 Preferred Stock increased to 10% per annum. Notwithstanding the dividend rate increase, because the interest is payable in-kind (or in registered shares of common stock, if allowed under the applicable certificate of designation of the preferred stock, at the option of the Company), the increase in dividend rate and the additional shares of Series B and B1 Preferred Stock and/or common stock due to the holders of such Series B and B1 Preferred Stock in connection therewith, may cause significant dilution to existing shareholders.

Notwithstanding the above, pursuant to the Nevada Revised Statutes, no redemption of the Series B or B1 Preferred Stock is allowed unless such redemption would not result in the Company (i) having less (a) assets than its (b) total liabilities plus the liquidation rights of any preferred stock or other preferred right holders and/or (ii) being unable to pay its debts as they become due after such redemption. Furthermore, the Series B and B1 Preferred Stock designations currently only provide for an ‘all or nothing’ type redemption, and as such, regardless of the compliance of the redemptions of the Series B and B1 Preferred Stock with the terms of the Company’s senior credit agreements, the Company anticipates being legally unable to redeem the Series B and B1 Preferred Stock due to the requirements of Nevada law and the ‘all or nothing’ requirement of such preferred stock until such time as the Company has sufficient cash on hand to pay the entire liquidation preference of the Series B and B1 Preferred Stock ($15.3 million) and has sufficient cash left over to pay its debts as they become due.

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

Finally, notwithstanding the prohibitions on redemptions described above, the Company does not currently have the funds required to redeem such Series B and B1 Preferred Stock (i.e., an aggregate of $15.3 million), and does not anticipate having such funds in the near term, if at all. Consequently, the Company does not anticipate redeeming the Series B and B1 Preferred Stock at any time in the foreseeable future.

The risk factor entitled “Our hedging activities may prevent us from benefiting fully from increases in oil prices and may expose us to other risks, including counterparty risk.”, from the Form 10-K is replaced and superseded by the following:

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

To the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. For the three months ended March 31, 2021 and 2020, we recognized a $721,531 loss and a $4,427,782 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

Item 2. Recent Sales of Unregistered Securities

    There have been no sales of unregistered securities during the quarter ended March 31, 2021 and from the period from April 1, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, or a Current Report on Form 8-K, except as set forth below:

    For the period from January 1, 2021 to March 31, 2021, a total of approximately $157,778 of dividends accrued on our outstanding Series B Preferred Stock and for the period from January 1, 2021 to March 31, 2021, a total of approximately $214,405 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 50,896 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2021 and the issuance of 137,439 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2021. The maximum number of shares of common stock issuable upon conversion of the 50,896 shares of Series B Preferred Stock issued in lieu of March 31, 2021 dividends, if converted in full, would total 50,896 shares of common stock and the maximum number of shares of common stock issuable upon conversion of the 137,439 shares of Series B1 Preferred Stock issued in lieu of March 31, 2021 dividends, if converted in full, would total 137,439 shares of common stock.

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

    As a result of the issuances described above, and certain other transactions which occurred during the period as previously reported, there are 419,859 outstanding shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 419,859 shares of common stock; 2,086,562 outstanding shares of Series B Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 2,086,562 shares of common stock; and 5,634,889 outstanding shares of Series B1 Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 5,634,889 shares of common stock.

Use of Proceeds from Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.

    None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
10.1	Form of 2019 Equity Incentive Plan Restricted Stock Grant		S-8	4.3	2/25/2021	333-253523
10.2	Form of 2020 Equity Incentive Plan Stock Option Agreement		S-8	4.5	2/25/2021	333-253523
10.3	Form of 2020 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.6	2/25/2021	333-253523
10.4	Series B Preferred Stock Exchange Agreement dated February 23, 2021 by and between Vertex Energy, Inc. and Pennington Capital LLC		8-K	10.1	2/26/2021	001-11476
10.5	Series B Preferred Stock Exchange Agreement dated March 1, 2021 by and between Vertex Energy, Inc. and Carrhae & Co FBO Wasatch Micro Cap Value Fund		8-K	10.1	3/5/2021	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: May 12, 2021	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)