Form 10-Q
period 2021-06-30
Vertex Energy Inc.
filed 2021-08-10
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

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

866-660-8156
Registrant's telephone number, including area code

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 60,941,960 shares of common stock are issued and outstanding as of August 9, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021 (under the heading “Risk Factors” and in other parts of that report), which factors include:

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
•risks associated with our planned sale of substantially all of our used motor oil assets and operations and the planned acquisition of the Mobile Refinery (defined and discussed below);

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

    You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$14,966,612	$10,895,044
Restricted cash	100,125	100,125
Accounts receivable, net	18,379,672	11,138,933
Accounts receivable, other	170,075	—
Inventory	8,869,840	4,439,839
Prepaid expenses and other current assets	1,324,816	3,211,448
Total current assets	43,811,140	29,785,389

Noncurrent assets
Fixed assets, at cost	78,549,353	75,777,552
Less accumulated depreciation	(31,865,623)	(29,337,036)
Fixed assets, net	46,683,730	46,440,516
Finance lease right-of-use assets	1,328,739	1,536,711
Operating lease right-of use assets	33,141,878	33,315,876
Intangible assets, net	8,431,703	9,397,441
Other assets	1,711,036	1,624,025
TOTAL ASSETS	$135,108,226	$122,099,958

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$15,383,088	$10,484,911
Accrued expenses	2,175,449	2,053,106
Dividends payable	—	606,550
Finance lease liability-current	511,121	496,231
Operating lease liability-current	5,540,226	5,614,785
Current portion of long-term debt, net of unamortized finance costs	6,215,145	4,367,169
Revolving note	1,165,183	133,446
Derivative commodity liability	8,707	94,214
Total current liabilities	30,998,919	23,850,412
Long-term liabilities
Long-term debt, net of unamortized finance costs	133,709	7,981,496
Finance lease liability-long-term	678,547	945,612
Operating lease liability-long-term	27,601,652	27,701,091
Derivative warrant liability	20,164,443	330,412
Total liabilities	79,577,270	60,809,023

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 0 and 4,102,690 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively with a liquidation preference of $— and $12,718,339 at June 30, 2021 and December 31, 2020, respectively.	—	12,718,339

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 0 and 7,399,649 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively with a liquidation preference of $— and $11,543,452 at June 30, 2021 and December 31, 2020, respectively.	—	11,036,173

Redeemable non-controlling interest	37,027,813	31,611,674

	June 30, 2021	December 31, 2020
Total temporary equity	37,027,813	55,366,186
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 391,602 and 419,859 shares issued and outstanding at June 30, 2021 and December 31, 2020, with a liquidation preference of $583,487 at June 30, 2021 and December 31, 2020.	392	420

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, no shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 59,909,219 and 45,554,841 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	59,909	45,555
Additional paid-in capital	125,803,839	94,569,674
Accumulated deficit	(109,420,115)	(90,008,778)
Total Vertex Energy, Inc. stockholders' equity	16,444,025	4,606,871
Non-controlling interest	2,059,118	1,317,878
Total equity	18,503,143	5,924,749
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$135,108,226	$122,099,958

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$65,194,911	$21,374,127	$123,278,904	$57,577,556
Cost of revenues (exclusive of depreciation and amortization shown separately below)	52,904,991	22,197,805	96,251,265	49,034,659
Depreciation and amortization attributable to costs of revenues	1,393,350	1,239,564	2,741,170	2,415,986
Gross profit (loss)	10,896,570	(2,063,242)	24,286,469	6,126,911

Operating expenses:
Selling, general and administrative expenses	8,825,940	6,030,560	16,752,520	12,731,078
Depreciation and amortization attributable to operating expenses	482,869	473,897	965,738	932,033

Total operating expenses	9,308,809	6,504,457	17,718,258	13,663,111

Income (loss) from operations	1,587,761	(8,567,699)	6,568,211	(7,536,200)

Other income (expense):
Other income	4,222,000	20	4,222,000	100
Gain on sale of assets	—	12,344	1,424	12,344
Loss on change in value of derivative warrant liability	(21,507,332)	(110,965)	(23,287,535)	1,587,782
Interest expense	(259,091)	(222,173)	(495,424)	(562,259)
Total other income (expense)	(17,544,423)	(320,774)	(19,559,535)	1,037,967
Loss before income tax	(15,956,662)	(8,888,473)	(12,991,324)	(6,498,233)
Income tax benefit (expense)	—	—	—	—
Net loss	(15,956,662)	(8,888,473)	(12,991,324)	(6,498,233)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	3,417,907	109,165	5,408,876	(289,444)
Net loss attributable to Vertex Energy, Inc.	(19,374,569)	(8,997,638)	(18,400,200)	(6,208,789)

Accretion of redeemable noncontrolling interest to redemption value	(388,245)	(1,381,889)	(761,993)	(12,348,238)
Accretion of discount on Series B and B1 Preferred Stock	(283,555)	(539,235)	(507,282)	(1,471,238)
Dividends on Series B and B1 Preferred Stock	—	(360,217)	258,138	(704,716)
Net loss available to common shareholders	$(20,046,369)	$(11,278,979)	$(19,411,337)	$(20,732,981)
Loss per common share
Basic	$(0.38)	$(0.25)	$(0.39)	$(0.46)
Diluted	$(0.38)	$(0.25)	$(0.39)	$(0.46)
Shares used in computing earnings per share
Basic	52,683,012	45,554,841	50,209,970	45,463,600
Diluted	52,683,012	45,554,841	50,209,970	45,463,600

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)

Six Months Ended June 30, 2021
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2021	45,554,841	$45,555	419,859	$420	—	$—	$94,569,674	$(90,008,778)	$1,317,878	$5,924,749
Exercise of options	22,992	23	—	—	—	—	(23)	—	—	—
Exercise of B1 warrants	1,079,753	1,080	—	—	—	—	2,756,877	—	—	2,757,957
Exchanges of Series B Preferred stock to common	2,359,494	2,359	—	—	—	—	4,114,570	630,321	—	4,747,250
Share based compensation expense	—	—	—	—	—	—	150,514	—	—	150,514
Conversion of Series B Preferred stock to common	638,224	638	—	—	—	—	1,977,856	—	—	1,978,494
Conversion of Series B1 Preferred stock to common	2,087,195	2,087	—	—	—	—	3,253,937	—	—	3,256,024
Dividends on Series B and B1	—	—	—	—	—	—	—	(372,183)	—	(372,183)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(223,727)	—	(223,727)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(373,748)	—	(373,748)
Net income	—	—	—	—	—	—	—	974,369	1,990,969	2,965,338
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(1,542,402)	(1,542,402)
Balance on March 31, 2021	51,742,499	$51,742	419,859	$420	—	$—	$106,823,405	$(89,373,746)	$1,766,445	$19,268,266
Exercise of options to common	505,376	505	—	—	—	—	229,007	—	—	229,512
Exercise of options to common- unissued	—	—	—	—	—	—	474,866	—	—	474,866
Leverage Lubricants contribution	—	—	—	—	—	—	—	—	(13,491)	(13,491)
Exercise of B1 warrants	156,792	157	—	—	—	—	1,634,409	—	—	1,634,566
Exercise of B1 warrants-unissued	—	—	—	—	—	—	1,185,831	—	—	1,185,831
Share based compensation expense	—	—	—	—	—	—	205,039	—	—	205,039
Conversion of Series A Preferred stock to common	28,257	28	(28,257)	(28)	—	—	—	—	—	—
Conversion of Series B Preferred stock to common	1,841,406	1,842	—	—	—	—	5,706,517	—	—	5,708,359
Conversion of Series B Preferred stock to common-unissued	—	—	—	—	—	—	759,983	—	—	759,983

Conversion of Series B1 Preferred stock to common	5,634,889	5,635	—	—	—	—	8,784,782	—	—	8,790,417
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(283,555)	—	(283,555)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(388,245)	—	(388,245)
Net loss	—	—	—	—	—	—	—	(19,374,569)	3,417,907	(15,956,662)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,111,743)	(3,111,743)
Balance on June 30, 2021	59,909,219	$59,909	391,602	$392	—	$—	$125,803,839	$(109,420,115)	$2,059,118	$18,503,143

Six Months Ended June 30, 2020
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2020	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Share based compensation expense	—	—	—	—	—	—	163,269	—	—	163,269
Adjustment of carrying amount of non-controlling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Conversion of Series B1 Preferred stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Dividends on Series B and B1	—	—	—	—	—	—	—	(344,499)	—	(344,499)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(932,003)	—	(932,003)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(10,966,349)	—	(10,966,349)
Net income	—	—	—	—	—	—	—	2,788,860	(398,609)	2,390,251
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	517,877	517,877
Balance on March 31, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,076,832	$(68,700,505)	$896,641	$26,318,943
Share based compensation expense	—	—	—	—	—	—	156,539	—	—	156,539
Dividends on Series B and B1	—	—	—	—	—	—	—	(360,217)	—	(360,217)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(539,235)	—	(539,235)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,381,889)	—	(1,381,889)
Net income (loss)								(8,997,638)	109,165	(8,888,473)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(127,044)	(127,044)
Balance on June 30, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,233,371	$(79,979,484)	$878,762	$15,178,624
See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net loss	$(12,991,324)	$(6,498,233)
Adjustments to reconcile net loss to cash provided by operating activities
Stock based compensation expense	355,553	319,809
Depreciation and amortization	3,706,908	3,348,008
Gain on forgiveness of debt	(4,222,000)	—
Gain on sale of assets	(1,424)	(12,344)
Bad debt expense	737,002	65,443
Increase (decrease) in fair value of derivative warrant liability	23,287,535	(1,587,782)
Loss (gain) on commodity derivative contracts	1,925,158	(4,484,798)
Net cash settlements on commodity derivatives	(1,960,424)	4,781,183
Amortization of debt discount and deferred costs	—	47,826
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable and other receivables	(8,093,446)	4,986,003
Inventory	(4,398,143)	3,711,239
Prepaid expenses	1,836,390	1,834,361
Accounts payable	4,828,808	(269,740)
Accrued expenses	120,577	(2,150,272)
Other assets	(84,953)	(378,547)
Net cash provided by operating activities	5,046,217	3,712,156
Cash flows from investing activities
Acquisition	—	(1,822,690)
Internally developed software	—	(49,229)
Purchase of fixed assets	(2,748,528)	(1,526,379)
Proceeds from sale of fixed assets	1,600	22,844
Net cash used in investing activities	(2,746,928)	(3,375,454)
Cash flows from financing activities
Payments on finance leases	(252,175)	(162,312)
Proceeds from exercise of options and warrants to common stock	2,829,228	—
Contributions received from noncontrolling interest and redeemable noncontrolling interest	—	21,000,000
Line of credit (payments) proceeds, net	1,031,737	(3,276,230)
Payments on note payable	(1,836,511)	(8,618,202)
Net cash provided by financing activities	1,772,279	13,317,899
Net change in cash, cash equivalents and restricted cash	4,071,568	13,654,601
Cash, cash equivalents, and restricted cash at beginning of the period	10,995,169	4,199,825
Cash, cash equivalents, and restricted cash at end of period	$15,066,737	$17,854,426

SUPPLEMENTAL INFORMATION
Cash paid for interest	$483,285	$562,259
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Exchanges of Series B Preferred Stock into common stock	$4,747,250	$—
Conversion of Series B Preferred Stock into common stock	$8,446,836	$—
Conversion of Series B1 Preferred Stock into common stock	$12,046,441	$3,368,474
Accretion of discount on Series B and B1 Preferred Stock	$507,282	$1,471,238
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$(258,138)	$704,716
Initial adjustment of carrying amount redeemable noncontrolling interests	$—	$9,091,068
Accretion of redeemable noncontrolling interest to redemption value	$761,993	$12,348,238

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 9, 2021 (the "Form 10-K"). The December 31, 2020 balance sheet was derived from the audited financial statements of our 2020 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2020 as reported in Form 10-K have been omitted.

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during 2020 and into the first and second quarter of 2021, we expect GDP to continue to be impacted globally for the remainder of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in the second half of 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we saw a significant decline in the volume of feedstocks (specifically used oil) that we were able to collect during 2020, and therefore process through our facilities. A prolonged economic slowdown, renewed periods of social quarantine (imposed by the government or otherwise), or another prolonged period of decreased travel due to COVID-19 or the responses thereto, similar to those experienced during 2020, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic, the efficacy of, and the willingness of the general public to obtain, vaccines, as well as the rate of transmission of new COVID-19 variants.

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

	June 30, 2021 unaudited	June 30, 2020
Cash and cash equivalents	$14,966,612	$17,754,301
Restricted cash	100,125	100,125
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$15,066,737	$17,854,426

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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the three and six months ended June 30, 2021.

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
Redeemable Noncontrolling Interests

As more fully described in "Note 14. Share Purchase and Subscription Agreements", the Company is party to put/call option agreements with the holder of Vertex Refining Myrtle Grove LLC (“MG SPV”) and HPRM LLC, a Delaware limited liability company, (“Heartland SPV”), which entities were formed as special purpose vehicles in connection with the transactions described in greater detail below, non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying June 30, 2021 and December 31, 2020 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2021 and 2020 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	25%	12%	38%	7%
Customer 2	10%	23%	12%	16%
Customer 3	10%	5%	3%	7%

For each of the six months ended June 30, 2021 and 2020, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	46%	—%	—%	53%	—%	—%
Customer 2	18%	—%	—%	17%	—%	—%
Customer 3	—%	27%	—%	—%	16%	—%
Customer 4	—%	—%	72%	—%	—%	22%

The Company had one and no vendors that represented 10% of total purchases or payables for the six months ended June 30, 2021 and 2020, respectively.

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

Related Parties
From time to time, the Company consults with a related party law firm. During the six months ended June 30, 2021 and 2020, we paid $134,185 and $30,061, respectively, to such law firm for services rendered.
Accounts receivable, other, represents the amounts due from our non interest holder partner, who have a 49% ownership of associated entities, which is not interest bearing. During the period ended June 30, 2021 and 2020, the related party balance was $170,075 and $0 respectively.
Leverage Lubricants, LLC
On May 1, 2021, Vertex Energy Operating, LLC obtained a 51% membership interest in Leverage Lubricants, LLC. Leverage Lubricants is in the business of wholesale specialty blending of lubricants and warehousing and distribution of petroleum based products and related services.

May 2021 Purchase Agreement
On May 26, 2021, Vertex Operating, entered into a definitive Sale and Purchase Agreement (the “Refinery Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company (“Seller”), to purchase the Seller’s Mobile, Alabama refinery, certain real property associated therewith, and related assets, including all inventory at the refinery as of closing and certain equipment, rolling stock, and other personal property associated with the Mobile refinery (collectively, the “Mobile Refinery” and the “Mobile Acquisition”). The Mobile Refinery is located on an 800+ acre site in the city and county of Mobile, Alabama. The 91,000 barrel-per-day nameplate capacity Mobile Refinery is capable of sourcing a flexible mix of cost-advantaged light-sweet domestic and international feedstocks. Approximately 70% of the refinery’s current annual production is distillate, gasoline and jet fuel, with the remainder being vacuum gas oil, liquefied petroleum gas (LPG) and other products. The facility distributes its finished product across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.

In addition to refining assets, the transaction will include the acquisition by the Company of approximately 3.2 million barrels of inventory and product storage, logistics and distribution assets, together with more than 800+ acres of developed and undeveloped land.

The initial base purchase price for the assets is $75 million. In addition, Vertex Operating will also pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $225,000 and those relating to a turnaround at the Mobile Refinery that is slated to occur in fourth quarter of 2021, in the approximate amount of $13 million.

In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided the Seller a promissory note in the amount of $10 million (the “Deposit Note”). Pursuant to the terms of the Refinery Purchase Agreement, the terms of such agreement (other than exclusivity through December 31, 2021, or such earlier date that the Refinery Purchase Agreement is terminated), were not legally binding on the Seller until such time as Vertex Operating funds the Deposit Note in cash (which note has been paid in full to date). The Deposit Note did not accrue interest unless or until an event of default occurs under such note, at which time interest accrues at 12% per annum until paid. The entire balance of the Deposit Note was due upon the earlier of (i) 45 calendar days following the date of the Deposit Note (i.e., July 10, 2021); and (ii) five calendar days following the closing of any transaction between Vertex Operating and any third party, which Deposit Note was paid in full prior to such applicable due date.

In the event of the closing of the transactions contemplated by the Refinery Purchase Agreement, the funded portion of the Deposit Note, and any interest thereon (the “Deposit”) is credited against the purchase price due to the Seller. In the event the Refinery Purchase Agreement is terminated, the Deposit is non-refundable except as more particularly described in the Refinery

Purchase Agreement, which provides that in some circumstances the Company may receive a complete refund of the Deposit or must pay a portion of (or in some cases all) the costs for the Swapkit (defined below) and/or the audit of the Seller’s operations, to the extent requested by the Company.

The Refinery Purchase Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Vertex Operating or Seller in the event the closing has not occurred by May 26, 2022 (the “Outside Date”, subject to extensions as discussed in the Purchase and Sale Agreement), in the event such failure to close is not a result of Vertex Operating’s or Seller’s breach of the agreement, respectively, or the failure to obtain any government consent; by Vertex Operating or Seller, if the other party has breached any representation, warranty or covenant set forth in the agreement, subject to certain cases to the right to cure such breach, or required regulatory approvals have not been received as of the Outside Date; or by Seller if Vertex Operating fails to remit payment of the Deposit by the Deposit Note Due Date, at which time Seller also has the right to pursue collection under the terms of the Deposit Note, plus interest, if any, and to retain any amounts thereby collected.

The Refinery Purchase Agreement provides that if all conditions to closing are satisfied other than government approvals and required permits and registrations, then the Outside Date is extended to such date as the parties mutually agree; provided, however, in the event the parties do not mutually agree, then the Outside Date is automatically extended to May 26, 2023.

The Refinery Purchase Agreement contemplates the Company and the Seller entering into various supply and offtake agreements at closing.

The Mobile Acquisition is expected to close near the end of the third quarter of 2021, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the Mobile Acquisition, receipt of regulatory approvals and required consents, absence of a material adverse effect and the Company raising sufficient cash to pay such aggregate purchase price. The Company anticipates financing the transaction through the entry into a debt facility and funds generated through the sale of common equity. The Company has not entered into any agreements regarding such fundings to date, and such fundings may not be available on favorable terms, if at all. The Company may also generate cash through asset divestitures. The conditions to the closing of the Mobile Acquisition may not be met, and such closing may not ultimately occur on the terms set forth in the Refinery Purchase Agreement, if at all.

Upon completion of the transaction and provided that Vertex’s fundraising initiatives are successful, Vertex plans to launch an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis.

In connection with the entry into the Refinery Purchase Agreement, Vertex Operating and the Seller entered into a Swapkit Purchase Agreement (the “Swapkit Agreement”). Pursuant to the agreement, Vertex Operating agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”), at a cost of $8.7 million, which is payable at closing (subject to certain adjustments), or in certain circumstances, upon termination of the Purchase and Sale Agreement.

Safety-Kleen Sale Agreement
On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex Refining LA, LLC (“Vertex LA”), Vertex Refining OH, LLC (“Vertex OH”), Cedar Marine Terminals, L.P. (“CMT”), H & H Oil, L.P. (“H&H”), as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”), dated as of June 28, 2021.

Pursuant to the Sale Agreement, Safety-Kleen agreed to acquire the Company’s Marrero used oil refinery in Louisiana (currently owned by Vertex LA); our Heartland used oil refinery in Ohio (currently owned by Vertex OH); our H&H and Heartland used motor oil (“UMO”) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights CMT holds to a lease on the Cedar Marine terminal in Baytown, Texas (the “UMO Business”).

The initial base purchase price for the assets is $140 million, which is subject to customary adjustments to account for working capital, taxes and assumed liabilities.

The Sale Agreement also requires us to place $7 million of shares of our common stock into escrow for a period of 18 months following the closing (the “Escrow Period”), in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. Such shares are to be valued at the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on and including the closing date (the “10-Day VWAP”). On the last day of each fiscal quarter during the Escrow Period, the value of the shares of common stock held in escrow is calculated (based on the

10-Day VWAP, using the last day of each quarter as the ending trading day in lieu of the closing date), and if such value is less than $7 million (less any value of shares released from escrow to satisfy indemnification claims under the Sale Agreement, based on the 10-Day VWAP ending on the trading day immediately prior to the date any such shares are released from escrow), we are required to deposit additional shares into escrow such that the value of shares held in the escrow account is at least $7 million at all times. Notwithstanding the above, in no event will the number of shares issued into the escrow account, or otherwise pursuant to the terms of the Sale Agreement, exceed 19.9% of the Company’s outstanding common stock on the date the Sale Agreement was entered into. Upon termination of the Escrow Period, any shares remaining in escrow (subject to pending claims) are to be returned to the Company for cancellation.

The Sale Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Safety-Kleen in the event the closing has not occurred by December 31, 2021 (the “Outside Date”, subject to certain extensions as discussed in the Sale Agreement), in the event such failure to close is not a result of Safety-Kleen’s breach of the agreement, provided that if the failure to close is the result of the failure to obtain certain government consents or the failure of the Company to obtain the required shareholder approval for the transaction, either party may extend the Outside Date for up to an additional 90 days; by the Company or Safety-Kleen, if the other party has breached the agreement, subject to certain cases to the right to cure such breach; by the Company if it becomes apparent that the closing of the Sale Agreement will not occur due to certain reasons, including if any of Safety-Kleen’s required conditions to closing conditions will not be fulfilled by the Outside Date, unless such failure is the result of the Company. In the event that the Sale Agreement is terminated as a result of the failure of the Company’s shareholders to approve the transaction, we are required to reimburse all of Safety-Kleen’s out-of-pocket expenses (including all fees and expenses of counsel, accountants, investment bankers, financing sources, experts and consultants) incurred in connection with the authorization, preparation, negotiation, execution and performance of the Sale Agreement and the transactions contemplated therein (the “Reimbursement”).

If Safety-Kleen terminates the Sale Agreement for certain reasons, including in certain cases due to a breach of the agreement by the Company in the event the Company solicits other competing transactions or takes other similar actions; because the Company considers a competing transaction and the shareholders of the Company fail to approve the Sale Agreement; or the Company’s board of directors refuses to complete the transaction due to a competing transaction, then we are required to pay Safety-Kleen a break-fee of $3,000,000, less amounts paid as Reimbursement (the “Break-Fee”), which will be the sole remedy of Safety-Kleen in such situation.

The Sale Agreement is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the transaction, and receipt of regulatory approvals and required consents. The Sale Agreement also requires us to hold a shareholders meeting to seek shareholder approval for the Sale Agreement, and the closing is conditioned on the Company’s shareholders approving such Sale Agreement. The conditions to the closing of the Sale Agreement may not be met, and such closing may not ultimately occur on the terms set forth in the Sale Agreement, if at all.

Houlihan Lokey and H.C. Wainwright acted as financial advisors to the Company on the transaction. Vallum Advisors acted as financial communications counsel to the Company.

NOTE 4. REVENUES

Disaggregation of Revenue

The following tables present our revenues disaggregated by geographical market and revenue source:

	Three Months Ended June 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$15,641,683	$—	$—	$15,641,683
Southern United States	18,714,713	23,836,691	7,001,824	49,553,228
	$34,356,396	$23,836,691	$7,001,824	$65,194,911
Sources of Revenue
Base oil	$12,928,334	$—	$—	$12,928,334
Pygas	—	3,861,942	—	3,861,942
Industrial fuel	—	409,522	—	409,522
Distillates	—	19,565,227	—	19,565,227
Oil collection services	2,022,975	—	68,309	2,091,284
Metals	—	—	6,847,085	6,847,085
Other re-refinery products	2,066,008	—	86,430	2,152,438
VGO/Marine fuel sales	17,339,079	—	—	17,339,079
Total revenues	$34,356,396	$23,836,691	$7,001,824	$65,194,911

	Six Months Ended June 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$26,506,093	$—	$—	$26,506,093
Southern United States	40,008,551	43,110,644	13,653,616	96,772,811
	$66,514,644	$43,110,644	$13,653,616	$123,278,904
Sources of Revenue
Base oil	$22,042,228	$—	$295,315	$22,337,543
Pygas	—	6,834,373	—	6,834,373
Industrial fuel	—	721,215	—	721,215
Distillates	—	35,555,056	—	35,555,056
Oil collection services	3,584,901	—	144,739	3,729,640
Metals	—	—	13,127,132	13,127,132
Other re-refinery products	3,534,237	—	86,430	3,620,667
VGO/Marine fuel sales	37,353,278	—	—	37,353,278
Total revenues	$66,514,644	$43,110,644	$13,653,616	$123,278,904

	Three Months Ended June 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$6,167,062	$—	$—	$6,167,062
Southern United States	5,376,074	6,297,328	3,533,663	15,207,065
	$11,543,136	$6,297,328	$3,533,663	$21,374,127
Sources of Revenue
Base oil	$4,919,622	$—	$555,350	$5,474,972
Pygas	—	1,172,766	—	1,172,766
Industrial fuel	83,940	—	—	83,940
Distillates	—	5,124,562	—	5,124,562
Oil collection services	2,058,734	—	—	2,058,734
Metals	—	—	2,978,313	2,978,313
Other re-refinery products	849,885	—	—	849,885
VGO/Marine fuel sales	3,630,955	—	—	3,630,955
Total revenues	$11,543,136	$6,297,328	$3,533,663	$21,374,127

	Six Months Ended June 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$15,725,630	$—	$—	$15,725,630
Southern United States	25,348,876	8,807,920	7,695,130	41,851,926
	$41,074,506	$8,807,920	$7,695,130	$57,577,556
Sources of Revenue
Base oil	$12,282,349	$—	$1,358,250	$13,640,599
Pygas	—	3,630,606	—	3,630,606
Industrial fuel	1,241,076	52,752	—	1,293,828
Distillates	—	5,124,562	—	5,124,562
Oil collection services	3,257,562	—	—	3,257,562
Metals	—	—	6,336,880	6,336,880
Other re-refinery products	3,506,589	—	—	3,506,589
VGO/Marine fuel sales	20,786,930	—	—	20,786,930
Total revenues	$41,074,506	$8,807,920	$7,695,130	$57,577,556

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021 Unaudited	December 31, 2020
Accounts receivable trade	$19,696,183	$11,751,679
Allowance for doubtful accounts	(1,316,511)	(612,746)
Accounts receivable trade, net	$18,379,672	$11,138,933

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

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (0.16% at June 30, 2021) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, with a final balloon payment due at maturity. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company has maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan.

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

On January 18, 2021, the Company, Vertex Operating and EBC as agent for the lenders named therein, and such lenders, entered into a Sixth Amendment to Credit Agreement (the “6th Amendments”), which amended the EBC Credit Agreement and a separate ABL Credit Agreement dated February 1, 2017, between Vertex Operating, the Company, substantially all of the Company’s subsidiaries, EBC, as agent for the lenders named therein, and such lenders (as amended to date, the “ABL Credit Agreement”), to permit availability at any time to be less than (a) $1,000,000 at any time during the period commencing on December 31, 2020 through and including March 31, 2021 and (b) $2,000,000 at any time from and after April 1, 2021.

On May 26, 2021, the Company, Vertex Operating and EBC as agent for the lenders named therein, and such lenders, entered into a Seventh Amendment to Credit Agreement and a Seventh Amendment to ABL Credit Agreement (collectively, the “7th Amendments”), which amended the EBC Credit Agreement and ABL Credit Agreement, to allow the Company to enter into the a purchase agreement, subject to the Company agreeing to not use any funds from the ABL Credit Agreement towards such purchase agreement or to pay amounts in connection with a $10 million deposit note in connection with such purchase agreement.

As of the date of this filing, the Company is in discussions with EBC regarding the potential extension of the maturity date of the EBC debt to February 1, 2023. The Company presented the EBC debt in the current portion of long-term debt balance on the consolidated balance sheet at June 30, 2021.

Loan Agreements

On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.22 million, pursuant to the Paycheck Protection Program (the “PPP” and the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note was unsecured, was to mature on April 28, 2022, and accrued interest at a rate of 1.00% per annum, payable monthly commencing in February 2021, following an initial deferral period as specified under the PPP.

Under the terms of the CARES Act, PPP loan recipients can apply for, and the U.S. Small Business Administration (“SBA”), which administers the CARES Act, can grant forgiveness of, all or a portion of loans made under the PPP if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the PPP Loan proceeds for qualifying expenses and applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. On June 22, 2021, the Company received a notification from the Lender that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $4.222 million and accrued interest and that the remaining PPP Loan balance is zero. The forgiveness of the PPP Loan was recognized during the quarter ending June 30, 2021.

On May 27, 2020, the Company entered into a loan contract security agreement with John Deere to finance $152,643 to purchase equipment. The Note matures on June 27, 2024, and bears interest at a rate of 2.45% per annum, payable monthly commencing on June 27, 2020. The payment of the note is secured by the equipment purchased.

On July 18, 2020, Leverage Lubricants LLC, which Vertex Energy Operating, LLC holds 51% interest, entered into a SBA loan in the amount of $58,700. The loan matures on July 18, 2050 and bears interest at the rate of 3.75% per annum.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $0 at June 30, 2021 and $1,183,543 at December 31, 2020.

Finance Leases

On April 2, 2020, the Company obtained one finance lease with payments of $9,322 per month for three years and on July 28, 2020, the Company entered into another finance lease with payments of $3,545 per month for three years. The amount of the finance lease obligation has been reduced to $318,689 at June 30, 2021.

On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation has been reduced to $377,933 at June 30, 2021.

The Company's outstanding debt facilities as of June 30, 2021 and December 31, 2020 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$4,983,000	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	1,165,183	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,194,386	1,378,819
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	376,738	436,411
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$466,030	318,689	380,829
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	377,933	450,564
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	112,768	131,303
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	116,308	172,235
Loan-Leverage Lubricants	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	—
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	—	4,222,000
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	—	1,183,543
Total					$8,703,705	$13,923,954

Future contractual maturities of notes payable as of June 30, 2021 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$4,983,000	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	1,165,183	—	—	—	—	—
Encina Business Credit, LLC	1,194,386	—	—	—	—	—
John Deere Note	37,759	38,696	36,313	—	—	—
Well Fargo Equipment Lease- Ohio	124,041	130,574	122,123	—	—	—
AVT Equipment Lease-Ohio	132,443	186,246	—	—	—	—
AVT Equipment Lease-HH	154,805	223,128	—	—	—	—
Tetra Capital Lease	99,832	16,476	—	—	—	—
Loan-Leverage Lubricants	—	413	1,273	1,321	1,371	54,322
Texas Citizens Bank	—	—	—	—	—	—
Various institutions	—	—	—	—	—	—
Totals	$7,891,449	$595,533	$159,709	$1,321	$1,371	$54,322

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 excludes: 1) options to purchase 5,641,778 and 5,140,288 shares, respectively, of common stock, 2) warrants to purchase 1,864,376 and 8,633,193 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 0 and 3,883,449 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 0 and 7,004,236 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 391,602 and 419,859 shares of common stock as of June 30, 2021 and 2020.

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2021, there were 59,909,219 common shares issued and outstanding.

During the six months ended June 30, 2021, the Company issued 13,826,010 shares of common stock in connection with the conversion of Series A, Series B and B1 Convertible Preferred Stock, and exercise of warrants into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 528,368 shares of common stock in connection with the exercise of options.

During the six months ended June 30, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversion of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

Series B Exchange Agreements

On February 23, 2021, the Company entered into a Series B Preferred Stock Exchange Agreement with Pennington Capital LLC, the then holder of shares of Series B Preferred Stock, pursuant to which the holder exchanged 822,824 shares of the Series B Preferred Stock of the Company which it held, which had an aggregate liquidation preference of $2,550,754 ($3.10 per share), for 1,261,246 shares of the Company's common stock (based on an exchange ratio equal to approximately the five-day volume-weighted average price per share of the Company's common stock on the date the Exchange Agreement was entered into). The Series B Preferred Stock shares were subsequently returned to the Company and cancelled in consideration for the issuance of the 1,261,246 shares of common stock. The Exchange Agreement included customary representations and warranties of the parties. This resulted in a deemed dividend recognition of $267,899 due to more shares being issued than were provided in the original agreement.

On March 2, 2021, the Company entered into a Series B Preferred Stock Exchange Agreement with Carrhae & Co FBO Wasatch Micro Cap Value Fund, the then holder of shares of Series B Preferred Stock, pursuant to which the holder exchanged 708,547 shares of the Series B Preferred Stock of the Company which it held, which had an aggregate liquidation preference of $2,196,496 ($3.10 per share), for 1,098,248 shares of the Company's common stock (based on an exchange ratio equal to $2.00 per share of common stock). The Series B Preferred Stock returned to the Company and cancelled in consideration for the issuance of the 1,098,248 shares of common stock. The Exchange Agreement included customary representations and warranties of the parties. This resulted in a deemed dividend recognition of $362,422 due to more shares being issued than were provided in the original agreement.

As described in ASC 260-10-S99-2, when preferred stock is exchanged, the difference between fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the registrant’s balance sheet (net of issuance costs) should be subtracted from (or added to) net income to arrive at income available to common shareholders in the calculation of earnings per share. As a result, the Company recorded a credit to retained earnings with a corresponding debit to additional paid in capital (APIC) of $630,321 which was added to net income to arrive at net income available to common shareholders, as a result of the transactions above.

Series B and B1 Conversions

During the three months ended June 30, 2021, holders our Series B and Series B1 Preferred Stock converted 58,114 and 2,500,000 shares, respectively, of such preferred stock into the same number of shares of common stock, on a one-for-one basis, pursuant to the terms of such preferred stock.

During the three months ended March 31, 2021, holders our Series B and Series B1 Preferred Stock converted 638,224 and 2,087,195 shares, respectively, of such preferred stock into the same number of shares of common stock, on a one-for-one basis, pursuant to the terms of such preferred stock.

Series B and B1 Automatic Conversions

Pursuant to the terms of the Series B Preferred Stock and Series B1 Preferred Stock of the Company, in the event that the closing sales price of the Company’s common stock was at least $6.20 (as to the Series B Preferred Stock) and $3.90 (as to the Series B1 Preferred Stock) per share for at least 20 consecutive trading days, such shares of Series B Preferred Stock and Series B1 Preferred Stock were to convert automatically into common stock of the Company on a one-for-one basis (the “Automatic Conversion Provisions”).

Effective on June 24, 2021 (as to the Series B1 Preferred Stock) and June 25, 2021 (as to the Series B Preferred Stock), the Automatic Conversion Provisions of the Series B Preferred Stock and Series B1 Preferred Stock were triggered, and the outstanding shares of the Company’s Series B Preferred Stock and Series B1 Preferred Stock automatically converted into common stock of the Company.

Specifically, the 1,783,292 then outstanding shares of Series B Preferred Stock automatically converted into 1,783,292 shares of common stock and the 3,134,889 then outstanding shares of Series B1 Preferred Stock automatically converted into 3,134,889 shares of common stock (or 4,918,181 shares of common stock in total).

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of June 30, 2021 and December 31, 2020, there were 391,602 and 419,859 shares, respectively, of Series A Preferred Stock issued and outstanding. As of June 30, 2021 and December 31, 2020, there were 0 and 4,102,690 shares of Series B Preferred Stock issued and outstanding, respectively. As of June 30, 2021 and December 31, 2020, there were 0 and 7,399,649 shares of Series B1 Preferred Stock issued and outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the six months ended June 30, 2021 and 2020:

	2021	2020
Balance at beginning of period	$12,718,339	$11,006,406
Less: conversions of shares to common	(8,446,837)	—
Less: exchanges of shares to common	(4,747,250)	—
Plus: discount accretion	—	854,364
Plus: dividends in kind	475,748	358,512
Balance at end of period	$—	$12,219,282

At June 30, 2021 and December 31, 2020, a total of $0 and $317,970 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended June 30, 2021 and 2020, we paid dividends in-kind in additional shares of Series B Preferred Stock of $157,778 and $180,591, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrued a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock was redeemed or converted into common stock, which preferred stock was automatically converted into common stock effective on June 25, 2021.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, for the six months ended June 30, 2021 and 2020:

	2021	2020
Balance at beginning of period	$11,036,173	$12,743,047
Less: conversions of shares to common	(12,046,441)	(3,368,474)
Plus: discount accretion	507,282	616,874
Plus: dividends in kind	502,986	375,177
Balance at end of period	$—	$10,366,624

As of June 30, 2021 and December 31, 2020, respectively, a total of $0 and $288,594 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended June 30, 2021 and 2020, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $214,405 and $163,908, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrued a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock was redeemed or converted into common stock, which preferred stock was automatically converted into common stock effective on June 24, 2021.

The Series B1 Warrants were revalued at June 30, 2021 and December 31, 2020 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $20,164,443 and $330,412, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-202%, risk free interest rate of 0.06% and expected term of 0.50 years. The Series B Warrants expired pursuant to their terms on December 24, 2020.

The following is an analysis of changes in the derivative liability for the six months ended June 30:

Level Three Roll-Forward
	2021	2020
Balance at beginning of period	$330,412	$1,969,216
Value of warrants exercised	(3,453,504)	—
Change in valuation of warrants	23,287,535	(1,587,782)
Balance at end of period	$20,164,443	$381,434

NOTE 10.  SEGMENT REPORTING
The Company’s reportable segments include the (1) Black Oil, (2) Refining and Marketing, and (3) Recovery segments.

(1) The Black Oil segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; and (e) the sale of VGO (vacuum gas oil)/marine fuel.

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

Segment information for the three and six months ended June 30, 2021 and 2020 is as follows:

THREE MONTHS ENDED JUNE 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$12,928,334	$—	$—	$12,928,334
Pygas	—	3,861,942	—	3,861,942
Industrial fuel	—	409,522	—	409,522
Distillates (1)	—	19,565,227	—	19,565,227
Oil collection services	2,022,975	—	68,309	2,091,284
Metals (2)	—	—	6,847,085	6,847,085
Other re-refinery products (3)	2,066,008	—	86,430	2,152,438
VGO/Marine fuel sales	17,339,079	—	—	17,339,079
Total revenues	34,356,396	23,836,691	7,001,824	65,194,911
Cost of revenues (exclusive of depreciation and amortization shown separately below)	24,165,394	22,467,363	6,272,234	52,904,991
Depreciation and amortization attributable to costs of revenues	1,089,417	126,429	177,504	1,393,350
Gross profit	9,101,585	1,242,899	552,086	10,896,570
Selling, general and administrative expenses	7,516,867	688,108	620,965	8,825,940
Depreciation and amortization attributable to operating expenses	353,947	108,472	20,450	482,869
Income from operations	$1,230,771	$446,319	$(89,329)	$1,587,761

THREE MONTHS ENDED JUNE 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$4,919,622	$—	$555,350	$5,474,972
Pygas	—	1,172,766	—	1,172,766
Industrial fuel	83,940	—	—	83,940
Distillates (1)	—	5,124,562	—	5,124,562
Oil collection services	2,058,734	—	—	2,058,734
Metals (2)	—	—	2,978,313	2,978,313
Other re-refinery products (3)	849,885	—	—	849,885
VGO/Marine fuel sales	3,630,955	—	—	3,630,955
Total revenues	11,543,136	6,297,328	3,533,663	21,374,127
Cost of revenues (exclusive of depreciation and amortization shown separately below)	11,848,334	5,958,778	4,390,693	22,197,805
Depreciation and amortization attributable to costs of revenues	982,085	113,986	143,493	1,239,564
Gross profit (loss)	(1,287,283)	224,564	(1,000,523)	(2,063,242)
Selling, general and administrative expenses	4,869,390	578,027	583,143	6,030,560
Depreciation and amortization attributable to operating expenses	347,667	105,780	20,450	473,897
Loss from operations	$(6,504,340)	$(459,243)	$(1,604,116)	$(8,567,699)

SIX MONTHS ENDED JUNE 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$22,042,228	$—	$295,315	$22,337,543
Pygas	—	6,834,373	—	6,834,373
Industrial fuel	—	721,215	—	721,215
Distillates (1)	—	35,555,056	—	35,555,056
Oil collection services	3,584,901	—	144,739	3,729,640
Metals (2)	—	—	13,127,132	13,127,132
Other re-refinery products (3)	3,534,237	—	86,430	3,620,667
VGO/Marine fuel sales	37,353,278	—	—	37,353,278
Total revenues	66,514,644	43,110,644	13,653,616	123,278,904
Cost of revenues (exclusive of depreciation and amortization shown separately below)	44,001,840	40,618,133	11,631,292	96,251,265
Depreciation and amortization attributable to costs of revenues	2,163,678	252,062	325,430	2,741,170
Gross profit	20,349,126	2,240,449	1,696,894	24,286,469
Selling, general and administrative expenses	13,938,563	1,447,518	1,366,439	16,752,520
Depreciation and amortization attributable to operating expenses	707,895	216,943	40,900	965,738
Income from operations	$5,702,668	$575,988	$289,555	$6,568,211

SIX MONTHS ENDED JUNE 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Base oil	$12,282,349	$—	$1,358,250	$13,640,599
Pygas	—	3,630,606	—	3,630,606
Industrial fuel	1,241,076	52,752	—	1,293,828
Distillates (1)	—	5,124,562	—	5,124,562
Oil collection services	3,257,562	—	—	3,257,562
Metals (2)	—	—	6,336,880	6,336,880
Other re-refinery products (3)	3,506,589	—	—	3,506,589
VGO/Marine fuel sales	20,786,930	—	—	20,786,930
Total revenues	41,074,506	8,807,920	7,695,130	57,577,556
Cost of revenues (exclusive of depreciation and amortization shown separately below)	31,914,575	8,554,830	8,565,254	49,034,659
Depreciation and amortization attributable to costs of revenues	1,918,980	219,754	277,252	2,415,986
Gross profit (loss)	7,240,951	33,336	(1,147,376)	6,126,911
Selling, general and administrative expenses	10,280,613	1,170,416	1,280,049	12,731,078
Depreciation and amortization attributable to operating expenses	682,783	206,178	43,072	932,033
Loss from operations	$(3,722,445)	$(1,343,258)	$(2,470,497)	$(7,536,200)

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
The year to date loss at June 30, 2021 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $37.9 million as of June 30, 2021 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $13.0 million from January 1, 2021 through June 30, 2021.
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

The mark-to-market effects of these contracts as of June 30, 2021 and December 31, 2020, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of June 30, 2021
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Jun. 2021- Aug. 2021	$89.39	40,000	$(8,707)

As of December 31, 2020
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Dec. 2020-Mar. 2021	$62.33	55,000	$(94,214)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 are presented in the table below.

Balance Sheet Classification	Contract Type	2021	2020

Derivative commodity liability	Futures	$(8,707)	$(94,214)

For the three months ended June 30, 2021 and 2020, we recognized a $1,203,628 loss and a $57,016 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues. For the six months ended June 30, 2021 and 2020, we recognized a $1,925,158 loss and a $4,484,798 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 13. LEASES

Finance Leases

Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended June 30, 2021 and 2020 were $103,989 and $73,552, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended June 30, 2021 and 2020 were $22,880 and $22,019, respectively, and are included in interest expense on the unaudited consolidated statements of operations. The associated amortization expenses for the six months ended June 30, 2021 and 2020 were $207,972 and $126,673, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the six months ended June 30, 2021 and 2020 were $49,503 and $32,938, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and six months ended June 30, 2021 and 2020. Total operating lease costs for both the three months ended June 30, 2021 and 2020 were $1.5 million. Total operating lease costs for both the six months ended June 30, 2021 and 2020 were $3.0 million.

Cash Flows
Cash paid for amounts included in operating lease liabilities, including some small leases with initial terms less than twelve months was $0.2 million and $0.9 million during the six months ended June 30, 2021 and 2020, and is included in operating cash flows. Cash paid for amounts included in finance lease was $252,175 and $162,312 during the six months ended June 30, 2021 and 2020, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2021:

June 30, 2021
	Facilities	Equipment	Plant	Railcar	Total
Year 1	$716,215	$115,223	$4,060,417	$648,371	$5,540,226
Year 2	574,638	7,500	4,060,417	443,541	5,086,096
Year 3	414,039	7,500	4,060,417	219,412	4,701,368
Year 4	338,400	6,250	4,060,417	—	4,405,067
Year 5	322,400	—	4,060,417	—	4,382,817
Thereafter	1,925,000	—	27,434,282	—	29,359,282
Total lease payments	$4,290,692	$136,473	$47,736,367	$1,311,324	$53,474,856
Less: interest	(1,413,113)	(5,424)	(18,797,855)	(116,586)	(20,332,978)
Present value of lease liabilities	$2,877,579	$131,049	$28,938,512	$1,194,738	$33,141,878

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2021:

Remaining lease term and discount rate:	June 30, 2021
Weighted average remaining lease terms (years)
Lease facilities	5.40
Lease equipment	0.80
Lease plant	11.80
Lease railcar	1.40
Weighted average discount rate
Lease facilities	9.10%
Lease equipment	8.00%
Lease plant	9.37%
Lease railcar	8.00%
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
The largest facility lease has an initial term through 2032. That lease does not have an extension option. The two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right-of-use asset and lease obligation.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement
Amounts received by MG SPV from its direct sale of Class B Units to Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) may only be used for additional investments in the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”) or for day to day operations at the MG Refinery. At June 30, 2021, $0.1 million reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of July 26, 2019 (the "MG Closing Date") and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. The Company did not pay the preferential yield during the six months ended June 30, 2021. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the six months ended June 30, 2021.
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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net loss of $128,981 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $761,993 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of June 30, 2021 of $6,105,853. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Beginning balance	$5,472,841	$4,396,894
Net loss attributable to redeemable non-controlling interest	(128,981)	(82,401)
Change in ownership	—	71,171
Accretion of non-controlling interest to redemption value	761,993	519,792
Ending balance	$6,105,853	$4,905,456

Heartland Share Purchase and Subscription Agreement

On January 17, 2020 (the “Heartland Closing Date”), Vertex Operating, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, and solely for the purposes of the Heartland Guaranty (defined below), the Company, and Heartland SPV, entered into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”).

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

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a) the fifth anniversary of the Heartland Closing Date and (b) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the original per-unit price for such Class A Units plus any unpaid Class A preference. The Class A preference is defined as the greater of (A) the aggregate unpaid Class A yield and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of an Administrative Services Agreement entered into with Tensile, pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement entered into with Tensile, (b) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Heartland Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.

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
The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$11,417,106	$7,890,886
Accounts receivable, net	8,056,815	3,591,468
Inventory	800,575	629,667
Prepaid expense and other current assets	239,730	926,203
Total current assets	20,514,226	13,038,224

Fixed assets, net	7,102,863	6,549,139
Finance lease right-of-use assets	880,717	1,031,353
Operating lease right-of-use assets	306,866	299,758
Intangible assets, net	939,168	1,064,624
Other assets	106,643	108,643
Total assets	$29,850,483	$22,091,741

Accounts payable	$2,235,371	$1,753,160
Accrued expenses	395,845	307,340
Finance lease liability-current	356,317	346,029
Operating lease liability-current	235,644	251,037
Total current liabilities	3,223,177	2,657,566

Finance lease liability-long term	455,419	643,446
Operating lease liability-long term	71,222	48,721
Total liabilities	$3,749,818	$3,349,733

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net income of $4,783,127 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At June 30, 2021, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 exceeded the redemption value of $29,162,156.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Beginning balance	$26,138,833	$—
Initial adjustment of carrying amount of non-controlling interest	—	11,908,932
Net income (loss) attributable to redeemable non-controlling interest	4,783,127	(308,432)
Accretion of non-controlling interest to redemption value	—	11,828,445
Ending balance	$30,921,960	$23,428,945

The amount of accretion of redeemable noncontrolling interest to redemption value of $761,994 is presented as an adjustment to net income attributable to Vertex Energy, Inc., to arrive at net income available to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the six months ended June 30, 2021.

NOTE 15. SUBSEQUENT EVENTS

Encina Credit Agreement Term Loan

On July 1, 2021, the Company and Vertex Operating entered into an Eighth Amendment to Credit Agreement with EBC (the “8th Amendment”), which amendment amended the EBC Credit Agreement between the Company and certain of its subsidiaries, including Vertex Operating. Pursuant to the 8th Amendment, Encina Business Credit SPV, LLC agreed to loan the Company $5 million under the terms of the EBC Credit Agreement (the “Term Loan”), under the stipulation that the Company use such loaned funds solely to paydown amounts owed under the $10 million deposit note payable in connection with the entry into a purchase agreement ( the "Deposit Note"). The $5 million Term Loan bears interest at the variable-rate of LIBOR (0.16% at June 30, 2021) plus 6.5% per year, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the Term Loan in monthly installments of 1/48th of the amount borrowed, each month that the Term Loan is outstanding, with a final balloon payment due at maturity. The Term Loan is subject to customary events of defaults and other covenants set forth in the EBC Credit Agreement. The Term Loan is secured by Encina’s security interests over substantially all of our assets.

Tensile Transactions

On July 1, 2021, the Operating Agreement of MG SPV was amended to provide that from the date of such agreement until December 31, 2021, the Company (through Vertex Operating), is required to fund the working capital requirements of MG SPV, which advances are initially characterized as debt, but that Tensile MG may convert such debt into additional Class A Units of MG SPV (after December 31, 2021), at $1,000 per unit (the “MG SPV Amendment”).

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note are due ninety days after the date of the note or within five (5) days of the closing of the Sale Agreement describe below (whichever is earlier), and may be prepaid at any time without penalty. In the event the Heartland Note is not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible. The Heartland Note includes customary events of defaults. The Company used the funds borrowed under the Heartland Note, to paydown a portion of the Deposit Note, with the remaining funds coming from a loan from EBC as discussed above.

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

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2021 means the year ended December 31, 2021, fiscal 2020 means the year ended December 31, 2020, and fiscal 2019 means the year ended December 31, 2019.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying unaudited consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•Description of Business Activities. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A, and including an update on the effect of the COVID-19 pandemic on us and a summary of certain recent events.

•Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021, and 2020.

•Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•Critical Accounting Policies and Use of Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Description of Business Activities
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending June 30, 2021, we aggregated approximately 82.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 71.9 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
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
Products and Services

We generate substantially all of our revenue from the providing of oil collection services and sale of seven product categories. All of these products are commodities that are subject to various degrees of product quality and performance specifications.

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

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during 2020 and into the first and second quarter of 2021, we expect GDP to continue to be impacted globally for the remainder of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in the second half of 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, limited our access to their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we saw a significant decline in the volume of feedstocks (specifically used oil) that we were able to collect during 2020, and therefore process through our facilities. A prolonged economic slowdown, renewed periods of social quarantine (imposed by the government or otherwise), or another prolonged period of decreased travel due to COVID-19 or the responses thereto, similar to those experienced during 2020, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic, the efficacy of, and the willingness of the general public to obtain, vaccines, as well as the rate of transmission of new COVID-19 variants.

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

Recent Events

May 2021 Purchase Agreement

On May 26, 2021, Vertex Operating, entered into a definitive Sale and Purchase Agreement (the “Refinery Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company (“Seller”), to purchase the Seller’s Mobile, Alabama refinery, certain real property associated therewith, and related assets, including all inventory at the refinery as of closing and certain equipment, rolling stock, and other personal property associated with the Mobile refinery (collectively, the “Mobile Refinery” and the “Mobile Acquisition”). The Mobile Refinery is located on an 800+ acre site in the city and county of Mobile, Alabama. The 91,000 barrel-per-day nameplate capacity Mobile Refinery is capable of sourcing a flexible mix of cost-advantaged light-sweet domestic and international feedstocks. Approximately 70% of the refinery’s current annual production is distillate, gasoline and jet fuel, with the remainder being vacuum gas oil, liquefied petroleum gas (LPG) and other products. The facility distributes its finished product across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.

In addition to refining assets, the transaction will include the acquisition by the Company of approximately 3.2 million barrels of inventory and product storage, logistics and distribution assets, together with more than 800+ acres of developed and undeveloped land.

The initial base purchase price for the assets is $75 million. In addition, Vertex Operating will also pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $225,000 and those relating to a turnaround at the Mobile Refinery that is slated to occur in fourth quarter of 2021, in the approximate amount of $13 million.

In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided the Seller a promissory note in the amount of $10 million (the “Deposit Note”). Pursuant to the terms of the Refinery Purchase Agreement, the terms of such agreement (other than exclusivity through December 31, 2021, or such earlier date that the Refinery Purchase Agreement is terminated), were not legally binding on the Seller until such time as Vertex Operating funds the Deposit Note in cash (which note has been paid in full to date). The Deposit Note did not accrue interest unless or until an event of default occurs under such note, at which time interest accrues at 12% per annum until paid. The entire balance of the Deposit Note was due upon the earlier of (i) 45 calendar days following the date of the Deposit Note (i.e., July 10, 2021); and (ii) five calendar days following the closing of any transaction between Vertex Operating and any third party, which Deposit Note was paid in full prior to such applicable due date.

In the event of the closing of the transactions contemplated by the Refinery Purchase Agreement, the funded portion of the Deposit Note, and any interest thereon (the “Deposit”) is credited against the purchase price due to the Seller. In the event the Refinery Purchase Agreement is terminated, the Deposit is non-refundable except as more particularly described in the Refinery Purchase Agreement, which provides that in some circumstances the Company may receive a complete refund of the Deposit or must pay a portion of (or in some cases all) the costs for the Swapkit (defined below) and/or the audit of the Seller’s operations, to the extent requested by the Company.

The Refinery Purchase Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Vertex Operating or Seller in the event the closing has not occurred by May 26, 2022 (the “Outside Date”, subject to extensions as discussed in the Purchase and Sale Agreement), in the event such failure to close is not a result of Vertex Operating’s or Seller’s breach of the agreement, respectively, or the failure to obtain any government consent; by Vertex Operating or Seller, if the other party has breached any representation, warranty or covenant set forth in the agreement, subject to certain cases to the right to cure such breach, or required regulatory approvals have not been received as of the Outside Date; or by Seller if Vertex Operating fails to remit payment of the Deposit by the Deposit Note Due Date, at which time Seller also has the right to pursue collection under the terms of the Deposit Note, plus interest, if any, and to retain any amounts thereby collected.

The Refinery Purchase Agreement provides that if all conditions to closing are satisfied other than government approvals and required permits and registrations, then the Outside Date is extended to such date as the parties mutually agree; provided, however, in the event the parties do not mutually agree, then the Outside Date is automatically extended to May 26, 2023.

The Refinery Purchase Agreement contemplates the Company and the Seller entering into various supply and offtake agreements at closing.

The Mobile Acquisition is expected to close near the end of the third quarter of 2021, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the Mobile Acquisition, receipt of regulatory approvals and required consents, absence of a material adverse effect and the Company raising sufficient cash to pay such aggregate purchase price. The Company anticipates financing the transaction through the entry into a debt facility and funds generated through the sale of common equity. The Company has not entered into any agreements regarding such fundings to date, and such fundings may not be available on favorable terms, if at all. The Company may also generate cash through asset divestitures. The conditions to the closing of the Mobile Acquisition may not be met, and such closing may not ultimately occur on the terms set forth in the Refinery Purchase Agreement, if at all.

Upon completion of the transaction and provided that Vertex’s fundraising initiatives are successful, Vertex plans to launch an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis.

In connection with the entry into the Refinery Purchase Agreement, Vertex Operating and the Seller entered into a Swapkit Purchase Agreement (the “Swapkit Agreement”). Pursuant to the agreement, Vertex Operating agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”), at a cost of $8.7 million, which is payable at closing (subject to certain adjustments), or in certain circumstances, upon termination of the Purchase and Sale Agreement.

Series B and B1 Preferred Stock Automatic Conversion

Pursuant to the terms of the Series B Preferred Stock and Series B1 Preferred Stock of the Company, in the event that the closing sales price of the Company’s common stock was at least $6.20 (as to the Series B Preferred Stock) and $3.90 (as to the Series B1 Preferred Stock) per share for at least 20 consecutive trading days, such shares of Series B Preferred Stock and Series B1 Preferred Stock were to convert automatically into common stock of the Company on a one-for-one basis (the “Automatic Conversion Provisions”).

Effective on June 24, 2021 (as to the Series B1 Preferred Stock) and June 25, 2021 (as to the Series B Preferred Stock), the Automatic Conversion Provisions of the Series B Preferred Stock and Series B1 Preferred Stock were triggered, and the outstanding shares of the Company’s Series B Preferred Stock and Series B1 Preferred Stock automatically converted into common stock of the Company.

Specifically, the 1,783,292 then outstanding shares of Series B Preferred Stock automatically converted into 1,783,292 shares of common stock and the 3,134,889 then outstanding shares of Series B1 Preferred Stock automatically converted into 3,134,889 shares of common stock (or 4,918,181 shares of common stock in total).

As a result, there are no outstanding shares of Series B or B1 Preferred Stock as of June 30, 2021, or as of the date of this Report.

Safety-Kleen Sale Agreement

On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex Refining LA, LLC (“Vertex LA”), Vertex Refining OH, LLC (“Vertex OH”), Cedar Marine Terminals, L.P. (“CMT”), H & H Oil, L.P. (“H&H”), as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”), dated as of June 28, 2021.

Pursuant to the Sale Agreement, Safety-Kleen agreed to acquire the Company’s Marrero used oil refinery in Louisiana (currently owned by Vertex LA); our Heartland used oil refinery in Ohio (currently owned by Vertex OH); our H&H and Heartland used motor oil (“UMO”) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights CMT holds to a lease on the Cedar Marine terminal in Baytown, Texas (the “UMO Business”).

The initial base purchase price for the assets is $140 million, which is subject to customary adjustments to account for working capital, taxes and assumed liabilities.

The Sale Agreement also requires us to place $7 million of shares of our common stock into escrow for a period of 18 months following the closing (the “Escrow Period”), in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. Such shares are to be valued at the volume weighted average price of the Company’s common stock for the ten consecutive trading days ending on and including the closing date (the “10-Day VWAP”). On the last day of each fiscal quarter during the Escrow Period, the value of the shares of common stock held in escrow is calculated (based on the 10-Day VWAP, using the last day of each quarter as the ending trading day in lieu of the closing date), and if such value is less than $7 million (less any value of shares released from escrow to satisfy indemnification claims under the Sale Agreement, based on the 10-Day VWAP ending on the trading day immediately prior to the date any such shares are released from escrow), we are required to deposit additional shares into escrow such that the value of shares held in the escrow account is at least $7 million at all times. Notwithstanding the above, in no event will the number of shares issued into the escrow account, or otherwise pursuant to the terms of the Sale Agreement, exceed 19.9% of the Company’s outstanding common stock on the date the Sale Agreement was entered into. Upon termination of the Escrow Period, any shares remaining in escrow (subject to pending claims) are to be returned to the Company for cancellation.

The Sale Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Safety-Kleen in the event the closing has not occurred by December 31, 2021 (the “Outside Date”, subject to certain extensions as discussed in the Sale Agreement), in the event such failure to close is not a result of Safety-Kleen’s breach of the agreement, provided that if the failure to close is the result of the failure to obtain certain government consents or the failure of the Company to obtain the required shareholder approval for the transaction, either party may extend the Outside Date for up to an additional 90 days; by the Company or Safety-Kleen, if the other party has breached the agreement, subject to certain cases to the right to cure such breach; by the Company if it becomes apparent that the closing of the Sale Agreement will not occur due to certain reasons, including if any of Safety-Kleen’s required conditions to closing conditions will not be fulfilled by the Outside Date, unless such failure is the result of the Company. In the event that the Sale Agreement is terminated as a result of the failure of the Company’s shareholders to approve the transaction, we are required to reimburse all of Safety-Kleen’s out-of-pocket expenses (including all fees and expenses of counsel, accountants, investment bankers, financing sources, experts and consultants) incurred in connection with the authorization, preparation, negotiation, execution and performance of the Sale Agreement and the transactions contemplated therein (the “Reimbursement”).

If Safety-Kleen terminates the Sale Agreement for certain reasons, including in certain cases due to a breach of the agreement by the Company in the event the Company solicits other competing transactions or takes other similar actions; because the Company considers a competing transaction and the shareholders of the Company fail to approve the Sale Agreement; or the Company’s board of directors refuses to complete the transaction due to a competing transaction, then we are required to pay Safety-Kleen a break-fee of $3,000,000, less amounts paid as Reimbursement (the “Break-Fee”), which will be the sole remedy of Safety-Kleen in such situation.

The Sale Agreement is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the transaction, and receipt of regulatory approvals and required consents. The Sale Agreement also requires us to hold a shareholders meeting to seek shareholder approval for the Sale Agreement, and the closing is conditioned on the Company’s shareholders approving such Sale Agreement. The conditions to the closing of the Sale Agreement may not be met, and such closing may not ultimately occur on the terms set forth in the Sale Agreement, if at all.

Houlihan Lokey and H.C. Wainwright acted as financial advisors to the Company on the transaction. Vallum Advisors acted as financial communications counsel to the Company.

Tensile Transactions

On July 1, 2021, the Operating Agreement of MG SPV was amended to provide that from the date of such agreement until December 31, 2021, the Company (through Vertex Operating), is required to fund the working capital requirements of MG SPV, which advances are initially characterized as debt, but that Tensile MG may convert such debt into additional Class A Units of MG SPV (after December 31, 2021), at $1,000 per unit (the “MG SPV Amendment”).

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note are due ninety days after the date of the note or within five (5) days of the closing of the Sale Agreement (whichever is earlier), and may be prepaid at any time without penalty. In the event the Heartland Note is not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible. The Heartland Note includes customary events of defaults. The Company used the funds borrowed under the Heartland Note, to paydown a portion of the Deposit Note, with the remaining funds coming from a loan from EBC as discussed below.

On July 25, 2019, Tensile purchased 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock with an exercise price of $2.25 per share, and we entered into a Registration Rights and Lock-Up Agreement with Tensile which required us to register the shares of common stock issued to Tensile, and the shares of common stock issuable upon exercise of the warrants issued to Tensile, and Tensile agreed to certain restrictions on the sale of the shares held by Tensile. On July 1, 2021, we entered into a First Amendment to Registration Rights and Lock-Up Agreement with Tensile (the “RRA Amendment”) to adjust the restriction on Tensile’s ability to sell shares of common stock under the lock-up to provide for Tensile to not sell more than 500,000 shares of common stock in any seven day period until July 25, 2024, without the prior written consent of the Company.

Encina Credit Agreement Term Loan

On July 1, 2021, the Company and Vertex Operating entered into an Eighth Amendment to Credit Agreement with EBC as agent for the lenders party there, and such lenders (the “8th Amendment”), which amendment amended the EBC Credit Agreement between the Company and certain of its subsidiaries, including Vertex Operating. Pursuant to the 8th Amendment, Encina Business Credit SPV, LLC agreed to loan the Company $5 million under the terms of the EBC Credit Agreement (the “Term Loan”), under the stipulation that the Company use such loaned funds solely to paydown amounts owed under the Deposit Note. The $5 million Term Loan bears interest at the variable-rate of LIBOR (0.16% at June 30, 2021) plus 6.5% per year, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the Term Loan in monthly installments of 1/48th of the amount borrowed, each month that the Term Loan is outstanding, with a final balloon payment due at maturity. The Term Loan is subject to customary events of defaults and other covenants set forth in the EBC Credit Agreement. The Term Loan is secured by Encina’s security interests over substantially all of our assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Set forth below are our results of operations for the three months ended June 30, 2021 as compared to the same period in 2020.

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2021	2020
Revenues	$65,194,911	$21,374,127	$43,820,784	205%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	52,904,991	22,197,805	(30,707,186)	(138)%
Depreciation and amortization attributable to costs of revenues	1,393,350	1,239,564	(153,786)	(12)%
Gross profit (loss)*	10,896,570	(2,063,242)	12,959,812	628%

Operating expenses:
Selling, general and administrative expenses	8,825,940	6,030,560	(2,795,380)	(46)%
Depreciation and amortization attributable to operating expenses	482,869	473,897	(8,972)	(2)%
Total operating expenses	9,308,809	6,504,457	(2,804,352)	(43)%

Income (loss) from operations	1,587,761	(8,567,699)	10,155,460	119%

Other income (expense):
Other income	4,222,000	20	4,221,980	21,109,900%
Gain on asset sales	—	12,344	(12,344)	(100)%
Loss on change in value of derivative liability	(21,507,332)	(110,965)	(21,396,367)	(19,282)%
Interest expense	(259,091)	(222,173)	(36,918)	(17)%
Total other expense	(17,544,423)	(320,774)	(17,223,649)	(5,369)%

Loss before income tax	(15,956,662)	(8,888,473)	(7,068,189)	(80)%

Income tax benefit (expense)	—	—	—	—%

Net loss	(15,956,662)	(8,888,473)	(7,068,189)	(80)%
Net income attributable to non-controlling interest and redeemable non-controlling interest	3,417,907	109,165	3,308,742	3,031%
Net loss attributable to Vertex Energy, Inc.	$(19,374,569)	$(8,997,638)	$(10,376,931)	(115)%

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

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the three months ended June 30, 2021, we had a loss of $1,203,628 in our hedging instruments as compared to a gain of $57,016 for the three months ended June 30, 2020. We recognize our hedging activities from commodity derivatives in our cost of goods sold. During the three months ended June 30, 2021, compared to the same period in 2020, we saw a 13% decrease in the discount we were paying for feedstock into our refineries. In addition, we saw a 33% decrease in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the second quarter of 2021 as compared to the same period in 2020.

    Total revenues increased by 205% for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to higher commodity prices (commodity prices reached near historic lows during the quarter ended June 30, 2020, as a result of the COVID-19 pandemic) and increased volumes at our refineries; including $36 million of revenue generated from our wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment, which operations were acquired in June 2020, in connection with our acquisition of Crystal Energy, LLC ("Crystal”), for the three months ended June 30, 2021, compared to the same period in 2020. Total volume increased 21% during the three months ended June 30, 2021, compared to the same period in 2020. Volumes were impacted as a result of feedstock availability specifically used motor oil, in the overall marketplace. This volume impact was largely due to lingering impacts of the shelter in place orders in the locations in which we collect used motor oil and other products as a result of the COVID-19 pandemic, which directly impacted the generation of used oil and petroleum products during the period ended 2020.

During the three months ended June 30, 2021, total cost of revenues (exclusive of depreciation and amortization) was $52,904,991 compared to $22,197,805 for the three months ended June 30, 2020, an increase of $30,707,186 or 138% from the prior period. The main reason for the increase was the result of the increase in commodity prices, which impacted our feedstock pricing and the additional cost of sales related to our Crystal operations. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks (which relates to everything from how efficient our collection trucks are in their collection routes to how efficiently we operate our facilities), and the cost of turn-arounds and other maintenance at our facilities.

We had selling, general and administrative expenses of $8,825,940 for the three months ended June 30, 2021, compared to $6,030,560 from the prior year's period, an increase of $2,795,380 or 46% from the prior year's period. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to our expansion of trucks and facilities through acquisitions and organic growth. In addition, we had significant business development expenses related to the transactions contemplated by the Sale Agreement and the Purchase Agreement and related transactions.

For the three months ended June 30, 2021, total depreciation and amortization expense attributable to cost of revenues was $1,393,350, compared to $1,239,564 for the three months ended June 30, 2020, an increase of $153,786 mainly due to additional investments in rolling stock and facility assets during the fourth quarter of 2020, which increased depreciation and amortization in the first and second quarters of 2021.

We had gross profit as a percentage of revenue of 16.7% for the three months ended June 30, 2021, compared to gross loss as a percentage of revenues of 9.7% for the three months ended June 30, 2020. The main reason for the improvement was the increase in volumes at our refineries, along with increases in commodity prices during the period.

    Additionally, our per barrel margin increased 667% for the three months ended June 30, 2021, relative to the three months ended June 30, 2020. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit (loss) for the applicable period ($10,896,570 for the 2021 period versus ($2,063,242) for the 2020 period). This increase was a result of the improvements in our product spreads related to increases in feedstock product prices and decreases in operating costs at our refining facilities, during the three months ended June 30, 2021, compared to the same period during 2020. During the current period our operating expenses were reduced by approximately 33%.
Overall, commodity prices were up for the three months ended June 30, 2021, compared to the same period in 2020. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2021, increased $33.89 per barrel from a three-month average of $24.70 for the three months ended June 30, 2020 to $58.59 per barrel for the three months ended June 30, 2021. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended June 30, 2021 increased $50.88 per barrel from a three-month average of $35.67 for the three months ended June 30, 2020 to $86.55 per barrel for the three months ended June 30, 2021.

We had income from operations of $1,587,761 for the three months ended June 30, 2021, compared to loss from operations of $8,567,699 for the three months ended June 30, 2020, an increase of $10,155,460 or 119% from the prior year’s three-month period. The increase in income from operations was mostly due to the improvements seen in commodity prices and overall margin improvement in our finished products along with overall reductions in operating expenses at our facilities along with increases in charges throughout our collection operations. As market conditions change, the charges for our oil collection services will fluctuate.

We had other income of $4,222,000 for the three months ended June 30, 2021, compared to $100 for the three months ended June 30, 2020. This is due to the debt forgiveness of the PPP Loan during the second quarter of 2021 (see “Note 6. Line of Credit and Long-Term Debt” – “Loan Agreements” for more information).

    We had interest expense of $259,091 for the three months ended June 30, 2021, compared to interest expense of $222,173 for the three months ended June 30, 2020, an increase in interest expense of $36,918 or 17% from the prior period, due to having a higher interest rate on the term debt outstanding during the three months ended June 30, 2021, compared to the prior year’s period.
    We had a $21,507,332 loss on change in value of derivative liability for the three months ended June 30, 2021, in connection with certain warrants granted in May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a loss on change in the value of our derivative liability of $110,965 in the prior year's period (which also included warrants granted in June 2015, which had expired as of December 31, 2020). This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase in the market price of our common stock during the current period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had a net loss of $15,956,662 for the three months ended June 30, 2021, compared to net loss of $8,888,473 for the three months ended June 30, 2020, an increase in net loss of $7,068,189 or 80% from the prior period. The main reason for the increase in net loss for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was attributable to the increase in loss on change in value of derivative liability as discussed above, which is a non-cash adjustment, offset by the increase in gross profit and other income for the three months ended June 30, 2021, each as described above.

Each of our segments’ income (loss) from operations during the three months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2021	2020
Revenues	$34,356,396	$11,543,136	$22,813,260	198%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	24,165,394	11,848,334	(12,317,060)	(104)%
Depreciation and amortization attributable to costs of revenues	1,089,417	982,085	(107,332)	(11)%
Gross profit (loss)*	9,101,585	(1,287,283)	10,388,868	807%
Selling general and administrative expense	7,516,867	4,869,390	(2,647,477)	(54)%
Depreciation and amortization attributable to operating expenses	353,947	347,667	(6,280)	(2)%
Income (loss) from operations	$1,230,771	$(6,504,340)	$7,735,111	119%

Refining and Marketing Segment
Revenues	$23,836,691	$6,297,328	$17,539,363	279%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	22,467,363	5,958,778	(16,508,585)	(277)%
Depreciation and amortization attributable to costs of revenues	126,429	113,986	(12,443)	(11)%
Gross profit*	1,242,899	224,564	1,018,335	453%
Selling general and administrative expense	688,108	578,027	(110,081)	(19)%
Depreciation and amortization attributable to operating expenses	108,472	105,780	(2,692)	(3)%
Income (loss) from operations	$446,319	$(459,243)	$905,562	197%

Recovery Segment
Revenues	$7,001,824	$3,533,663	$3,468,161	98%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,272,234	4,390,693	(1,881,541)	(43)%
Depreciation and amortization attributable to costs of revenues	177,504	143,493	(34,011)	(24)%
Gross profit (loss)*	552,086	(1,000,523)	1,552,609	155%
Selling general and administrative expense	620,965	583,143	(37,822)	(6)%
Depreciation and amortization attributable to operating expenses	20,450	20,450	—	—%
Loss from operations	$(89,329)	$(1,604,116)	$1,514,787	94%

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

Our Black Oil segment generated revenues of $34,356,396 for the three months ended June 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $24,165,394, and depreciation and amortization attributable to cost of revenues of $1,089,417. During the three months ended June 30, 2020, these revenues were $11,543,136 with cost of revenues (exclusive of depreciation and amortization) of $11,848,334 and depreciation and amortization attributable to cost of revenues of $982,085. Income from operations improved for the three months ended June 30, 2021, compared to 2020, as a result of improvements in commodity prices which resulted in improved margins as well as reductions in operating expenses through our various facilities as well as by diligent management of our street collections and pricing.

Our Black Oil segment's volume increased approximately 50% during the three months ended June 30, 2021, compared to the same period in 2020. This increase was largely due to continued impacts of the change in shelter in place orders in the locations in which we collect used motor oil as a result of the COVID-19 pandemic compared to 2020, which directly impacted the generation of used oil, which caused a reduction in volumes during the prior period. The Heartland facility experienced increased demand for finished products during the three months ended June 30, 2021 compared to the same period in 2020. Volumes collected through our H&H Oil, L.P. (“H&H Oil”) (based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 50% during the three months ended June 30, 2021, compared to the same period in 2020. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities. We started to see improvements in our collection volumes at the end of the period.

    During the three months ended June 30, 2021, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $22,467,363, of which the processing costs for our Refining and Marketing business located at KMTEX were $435,605, and depreciation and amortization attributable to cost of revenues was $126,429. Revenues for the same period were $23,836,691. During the three months ended June 30, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $5,958,778, which included the processing costs at KMTEX of $419,818, and depreciation and amortization attributable to cost of revenues was $113,986. Revenues for the same period were $6,297,328.

Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our assets from Crystal in June 2020. With the acquisition of Crystal, we began operating as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. Revenues in the Refining segment were up 279% during the three months ended June 30, 2021, as compared to the same period in 2020 mostly as a result of the added business line. Overall volume for the Refining and Marketing segment increased 588% during the three months ended June 30, 2021, as compared to the same period in 2020. This is a result of a focus on the production of higher quality finished products, which in turn has decreased the amount of volume being produced. In addition, volumes were slightly impacted as a result of 'stay-at-home' orders during the period ended June 30, 2020. Our pygas volumes decreased 2% for the three months ended June 30, 2021, as compared to the same period in 2020. Our fuel oil cutter volumes increased 100% for the three months ended June 30, 2021, as compared to the same period in 2020, due to improvements in the volume of feedstock available from third party facilities in the Gulf coast region. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

    Our Recovery segment generated revenues of $7,001,824 for the three months ended June 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $6,272,234, and depreciation and amortization attributable to cost of revenues of $177,504. During the three months ended June 30, 2020, these revenues were $3,533,663 with cost of revenues (exclusive of depreciation and amortization) of $4,390,693, and depreciation and amortization attributable to cost of revenues of $143,493. Loss from operations decreased for the three months ended June 30, 2021, compared to 2020, as a result of increased volumes attributable to our Recovery segment and margins related thereto, through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex previously acted as Penthol C.V. of the Netherlands aka Penthol LLC's (a Penthol subsidiary in the United States) (“Penthol’s”) exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Vertex and Penthol are currently involved in ongoing litigation described in greater detail above under “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. Revenues for this segment increased 98% as a result of an increase in volumes during the three months ended June 30, 2021, compared to the same period in 2020. Volumes were down in our metals segment during the three months ended June 30, 2021, compared to the same period during 2020, due to certain one-time projects. This segment periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this segment from period to period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Set forth below are our results of operations for the six months ended June 30, 2021 as compared to the same period in 2020.

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2021	2020
Revenues	$123,278,904	$57,577,556	$65,701,348	114%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	96,251,265	49,034,659	(47,216,606)	(96)%
Depreciation and amortization attributable to costs of revenues	2,741,170	2,415,986	(325,184)	(13)%
Gross Profit*	24,286,469	6,126,911	18,159,558	296%

Operating expenses:
Selling, general and administrative expenses	16,752,520	12,731,078	(4,021,442)	(32)%
Depreciation and amortization attributable to operating expenses	965,738	932,033	(33,705)	(4)%
Total operating expenses	17,718,258	13,663,111	(4,055,147)	(30)%
Income (loss) from operations	6,568,211	(7,536,200)	14,104,411	187%

Other income (expense):
Other Income	4,222,000	100	4,221,900	4,221,900%
Gain on sale of assets	1,424	12,344	(10,920)	(88)%
Gain (loss) on change in value of derivative liability	(23,287,535)	1,587,782	(24,875,317)	(1,567)%
Interest expense	(495,424)	(562,259)	66,835	12%
Total other income (expense)	(19,559,535)	1,037,967	(20,597,502)	(1,984)%

Loss before income taxes	(12,991,324)	(6,498,233)	(6,493,091)	(100)%

Income tax (expense) benefit	—	—	—	—%

Net loss	(12,991,324)	(6,498,233)	(6,493,091)	(100)%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest	5,408,876	(289,444)	5,698,320	1,969%
Net loss attributable to Vertex Energy, Inc.	$(18,400,200)	$(6,208,789)	$(12,191,411)	(196)%

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

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. During the six months ended June 30, 2021, we had a loss of $1,925,158 in our hedging instruments as compared to a gain of $4,484,798 for the six months ended June 30, 2020. We recognize our hedging activities from commodity derivatives in our cost of goods sold. As demand for used oil feedstock increases, the prices we are required to pay for such feedstock typically increases as well – i.e., the discount pricing to non-used oil shrinks, which increases our acquisition costs. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. As demand for used oil feedstock increases, the prices we are required to pay for such feedstock typically increases as well – i.e., the discount pricing to non-used oil shrinks, which increases our acquisition costs.

Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks (which relates to everything from how efficient our collection trucks are in their collection routes to how efficiently we operate our facilities), and the cost of turn-arounds and other maintenance at our facilities.

    Total revenues increased by 114% for the six months ended June 30, 2021 compared to the same period in 2020, due primarily to higher commodity prices and increased volumes at our refineries, during the six months ended June 30, 2021, compared to the prior year's period. Total volume was up 6% during the six months ended June 30, 2021, compared to the same period in 2020.

During the six months ended June 30, 2021, total cost of revenues (exclusive of depreciation and amortization) was $96,251,265, compared to $49,034,659 for the six months ended June 30, 2020, an increase of $47,216,606 or 96% from the prior period. The main reason for the increase was the result of higher commodity prices, which impacted our feedstock pricing, an increase in volumes throughout the business.

    Additionally, our per barrel margin increased 322% for the six months ended June 30, 2021, relative to the six months ended June 30, 2020, due to increased volumes, along with increases in commodity prices for the finished products we sell during the six months ended June 30, 2021, compared to the same period during 2020. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($24,286,469 for the 2021 period versus $6,126,911 for the 2020 period). The 96% increase in cost of revenues (exclusive of depreciation and amortization) for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is mainly a result of the increase in commodity prices, and increased volumes at our refining facilities during the period, offset by relative increases in operating expenses at our facilities.

Volumes in our street collections were up 33% for the six months ended June 30, 2021, as compared to the same period in 2019, and we saw an 8% increase in what we were paying for feedstock into our refineries during the period. In addition, we saw no material change in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the six months ended June 30, 2021, as compared to the same period in 2020. The cost of the oil collected was up 31% and revenue was up 8% from the prior period. The maintaining of collection costs on a per barrel basis is a function of route efficiencies and increased volumes of collections when compared to fixed costs across our collection operations, as well as aggressive price changes on the street. Overall, this provided an additional 10% of gross margin to the business or approximately $2 million, for the six-month period ended June 30, 2021. These improvements were mostly a result of an improvement in logistic costs for the period, as well as efficiencies in operations of our refineries and reductions in maintenance costs for the period. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

For the six months ended June 30, 2021, total depreciation and amortization expense attributable to cost of revenues was $2,741,170, compared to $2,415,986 for the six months ended June 30, 2020, an increase of $325,184, mainly due to additional investments in rolling stock and facility assets during the fourth quarter of 2020, which increased depreciation and amortization in the first half of 2021.

We had gross profit as a percentage of revenue of 19.7% for the six months ended June 30, 2021, compared to gross profit as a percentage of revenues of 10.6% for the six months ended June 30, 2020. The main reason for the improvement was the increase in volumes at our refineries, along with increases in commodity prices during the period.

In addition, commodity prices increased approximately 68% for the six months ended June 30, 2021, compared to the same period in 2020. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the six months ended June 30, 2021, increased $22.89 per barrel from a six-month average of $46.53 for the six months ended June 30, 2020, to $69.42 per barrel for the six months ended June 30, 2021.

We had selling, general, and administrative expenses of $16,752,520 for the six months ended June 30, 2021, compared to $12,731,078 of selling, general, and administrative expenses for the prior year's period, an increase of $4,021,442 or 32%. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion through organic growth.

    We had income from operations of $6,568,211 for the six months ended June 30, 2021, compared to a loss from operations of $7,536,200 for the six months ended June 30, 2020, an increase of $14,104,411 or 187% from the prior year’s six-month period.  The increase in income from operations was mostly due to the improvements seen in commodity prices and overall margin improvement in our finished products along with overall reductions in operating expenses at our facilities along with increases in charges throughout our collection operations. As market conditions change, the charges for our oil collection services will fluctuate.

    We had interest expense of $495,424 for the six months ended June 30, 2021, compared to interest expense of $562,259 for the six months ended June 30, 2020, a decrease in interest expense of $66,835 or 12%, due to a lower amount of term debt outstanding during the six months ended June 30, 2021, compared to the prior period. The Company received a total of $21.0 million from certain transactions undertaken with Tensile during January 2020, of which approximately $9.0 million was used to pay down our debt obligations.

We had other income of $4,222,000 for the six months ended June 30, 2021, compared to $100 for the six months ended June 30, 2020. This is due to the debt forgiveness of the PPP loan during the second quarter of 2021 (see “Note 6. Line of Credit and Long-Term Debt” – “Loan Agreements” for more information).

    We had a gain on the sale of assets of $1,424 for the six months ended June 30, 2021, compared to a gain on the sale of assets of $12,344 for the six months ended June 30, 2020.

    We had a $23,287,535 loss on change in value of derivative liability for the six months ended June 30, 2021, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements", compared to a gain on change in the value of our derivative liability of $1,587,782 in the prior year's period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase in the market price of our common stock during the current period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had a net loss of $12,991,324 for the six months ended June 30, 2021, compared to a net loss of $6,498,233 for the six months ended June 30, 2020, an increase in net loss of $6,493,091 or 100% from the prior period due to the reasons described above. The majority of our net loss for the six months ended June 30, 2021, was attributable to the loss on change in value of derivative liability due to change in market conditions, which is a non-cash expense.

Each of our segments’ income (loss) from operations during the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2021	2020
Revenues	$66,514,644	$41,074,506	$25,440,138	62%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	44,001,840	31,914,575	(12,087,265)	(38)%
Depreciation and amortization attributable to costs of revenues	2,163,678	1,918,980	(244,698)	(13)%
Gross profit*	20,349,126	7,240,951	13,108,175	181%
Selling, general and administrative expense	13,938,563	10,280,613	(3,657,950)	(36)%
Depreciation and amortization attributable to operating expenses	707,895	682,783	(25,112)	(4)%
Income (loss) from operations	$5,702,668	$(3,722,445)	$9,425,113	253%

Refining Segment
Revenues	$43,110,644	$8,807,920	$34,302,724	389%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	40,618,133	8,554,830	(32,063,303)	(375)%
Depreciation and amortization attributable to costs of revenues	252,062	219,754	(32,308)	(15)%
Gross profit*	2,240,449	33,336	2,207,113	6,621%
Selling, general and administrative expense	1,447,518	1,170,416	(277,102)	(24)%
Depreciation and amortization attributable to operating expenses	216,943	206,178	(10,765)	(5)%
Income (loss) from operations	$575,988	$(1,343,258)	$1,919,246	143%

Recovery Segment
Revenues	$13,653,616	$7,695,130	$5,958,486	77%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	11,631,292	8,565,254	(3,066,038)	(36)%
Depreciation and amortization attributable to costs of revenues	325,430	277,252	(48,178)	(17)%
Gross profit (loss)*	1,696,894	(1,147,376)	2,844,270	248%
Selling, general and administrative expense	1,366,439	1,280,049	(86,390)	(7)%
Depreciation and amortization attributable to operating expenses	40,900	43,072	2,172	5%
Income (loss) from operations	$289,555	$(2,470,497)	$2,760,052	112%

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

    Our Black Oil segment generated revenues of $66,514,644 for the six months ended June 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $44,001,840, and depreciation and amortization attributable to cost of revenues of $2,163,678. During the six months ended June 30, 2020, these revenues were $41,074,506 with cost of revenues (exclusive of depreciation and amortization) of $31,914,575, and depreciation and amortization attributable to cost of revenues of $1,918,980 Income from operations improved for the six months ended June 30, 2021, compared to 2020, as a result of improvements in commodity prices which resulted in improved margins as well as reductions in operating expenses through our various facilities as well as by diligent management of our street collections and pricing.

Our Black Oil segment's volume increased approximately 12% during the six months ended June 30, 2021, compared to the same period in 2020. This increase was largely due to the overall improvement from the change in the 'stay-at-home' orders that were imposed as a result of the COVID-19 pandemic during 2020. Volumes collected through our H&H Oil and Heartland collection facilities increased 33% during the six months ended June 30, 2021, compared to the same period in 2020. This increase was a result of the increase in pay for oil on the street experienced as a result of increased demand for UMO. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third-party oil processed in our facilities.

    Our Refining segment includes the business operations of our Refining and Marketing operations, as well as Crystal. Since the acquisition of Crystal in June 2020, we have operated as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. During the six months ended June 30, 2021, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $40,618,133, of which the processing costs for our Refining and Marketing business located at KMTEX were $856,025, and depreciation and amortization attributable to cost of revenues of $252,062. Revenues for the same period were $43,110,644. During the six months ended June 30, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $8,554,830, which included the processing costs at KMTEX of $873,825, and depreciation and amortization attributable to cost of revenues of $219,754. Revenues for the same period were $8,807,920.

Our Refining segment includes the business operations of our Refining and Marketing operations, as well as our assets from Crystal Energy which was acquired in June 2020. Overall volume for the Refining and Marketing division increased 258% during the six months ended June 30, 2021, as compared to the same period in 2020. Our fuel oil cutter volumes increased 75% for the six months ended June 30, 2021, compared to the same period in 2020. Our pygas volumes were unchanged for the six months ended June 30, 2021, as compared to the same period in 2020. The improved margins were a result of increases in available feedstock volumes as compared to the same period during 2020. We experienced a large increase in volumes being received from third party facilities as a result of changes in COVID-19 restrictions in 2021 compared to the prior 2020 period. We have had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

    Our Recovery segment generated revenues of $13,653,616 for the six months ended June 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $11,631,292, and depreciation and amortization attributable to cost of revenues of $325,430. During the six months ended June 30, 2020, these revenues were $7,695,130 with cost of revenues (exclusive of depreciation and amortization) of $8,565,254, and depreciation and amortization attributable to cost of revenues of $277,252. Income from operations increased for the six months ended June 30, 2021, compared to 2020, as a result of increased volumes attributable to our Recovery segment and margins related thereto, through our various facilities. This segment benefits from certain one-time projects that drive increases in volumes as well as revenues and margins from time to time and the increase for the current period was due to certain one-time projects which were completed.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex previously acted as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Vertex and Penthol are currently involved in ongoing litigation described in greater detail above under “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. Revenues for this segment increased 77% as a result of increased commodity prices when compared to the same period in 2020. Volumes of products acquired in our Recovery business were down 12% during the six months ended June 30, 2021, compared to the same period during 2020. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and income before income taxes from period to period. These projects are typically bid related and can take time to line out and get started; however, we believe these are very good projects for the Company and we anticipate more in the upcoming periods.

The Company purchases product/feedstock from third-party collectors as well as internally collected product using its fleet of trucks. Our long-term goal is to collect as much of our product/feedstock as possible as this helps to improve margins and ultimately net income of the Company. The more product/feedstock we can collect with our own fleet and displace third-party purchases improves the overall profitability of the Company through cost reductions, as our internally collected product/feedstock is generally cheaper than product/feedstock we have to purchase from third-parties. In general, the more product/feedstock we are required to acquire from third-parties, the lower our margins. While the breakdown between internally sourced and third-party sourced product/feedstock has no effect on revenue (which is a function of fluctuating product spreads), it does have an effect on cost of revenues, and therefore our gross profit. Specifically, a higher number of third-party sourced product/feedstock generally results in increases to costs of revenues. Inventories are also affected to a limited extent by collection and production values – the more product we collect, the greater our inventories of product/feedstock, at least until such product/feedstock is processed into end-products. The inventory levels of our end-products are determined based on supply and demand, and how quickly such products can be transported, and not typically dependent on the amount of products/feedstock we source internally or externally.

The following table sets forth the high and low spot prices during the six months ended June 30, 2021, for our key benchmarks.

2021
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.10	June 22	$1.32	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.21	June 23	$1.36	January 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$64.92	June 25	$45.08	January 4
NYMEX Crude oil (dollars per barrel)	$74.05	June 25	$47.62	January 4
Reported in Platt's US Marketscan (Gulf Coast)

    The following table sets forth the high and low spot prices during the six months ended June 30, 2020, for our key benchmarks.

2020
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	January 3	$0.42	April 27
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.75	January 3	$0.40	March 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.34	January 29	$12.00	April 21
NYMEX Crude oil (dollars per barrel)	$63.27	January 6	$(37.63)	April 20
Reported in Platt's US Marketscan (Gulf Coast)

We saw an increase in the first half of 2021, in each of the benchmark commodities we track compared to the same period in 2020. The increase in market prices was a result of the gradual opening up of states and marketplaces which were shut-down a year ago as a result of COVID-19, which led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in response to efforts to control the spread of COVID-19, such as 'shelter-in-place' orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter of 2020 and global storage considerations. Moving into the third and fourth quarters of 2021, we anticipate that our results of operations will continue to be significantly impacted by the price of, and demand for oil, COVID-19 and the global response thereto.

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

    We had total assets of $135,108,226 as of June 30, 2021, compared to $122,099,958 at December 31, 2020. The increase was mainly due to exercises of options and warrants that provided cash, along with increases in accounts receivable and inventory levels, due to the increases in commodity prices and volumes, during the six months ended June 30, 2021, compared to the prior year's period.

    We had total current liabilities of $30,998,919 as of June 30, 2021, compared to $23,850,412 at December 31, 2020. We had total liabilities of $79,577,270 as of June 30, 2021, compared to total liabilities of $60,809,023 as of December 31, 2020. The increase in current liabilities and total liabilities was mainly due to the increase in commodity prices and volumes, current portion of debt due in less than a year, and derivative warrant liability during the six months ended June 30, 2021, compared to the prior year’s period.
    We had working capital of $12,812,221 as of June 30, 2021, compared to working capital of $5,934,977 as of December 31, 2020. The increase in working capital from December 31, 2020 to June 30, 2021 is mainly due to the generation of additional liquidity as a result of option and warrant exercises for cash and the increase in accounts receivable and inventory offset by the increase in accounts payable, as explained above, and the increase in the debt owed to Encina Business Credit, LLC and Encina Business Credit SPV, LLC (as shown below), which is a current liability because it is due in less than a year during the six months ended June 30, 2021, as described above.

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

    Given the ongoing COVID-19 pandemic, challenging market conditions and recent market events resulting in industry-wide spending cuts, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we plan to reduce, defer or cancel certain planned capital expenditures and reduce our overall cost structures commensurate with our expected level of activities. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Agreement and other borrowings will be sufficient to fund our operations and service our debt in the near term, notwithstanding the funding which will be required to complete the acquisition of the Mobile Refinery, and a planned capital project following such acquisition, and the funds we plan to receive upon the closing of the Sale (each as discussed in greater detail above). A prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and/or may make it more difficult or costly to raise funding to complete the Mobile Refinery acquisition and the planned capital project associated therewith. Current global and market conditions have increased the potential for that difficulty.

    The Company's outstanding debt facilities as of June 30, 2021 and December 31, 2020 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$4,983,000	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	1,165,183	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,194,386	1,378,819
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	376,738	436,411
AVT Equipment Lease-Ohio	Finance Lease	April 2, 2020	April 2, 2023	$466,030	318,689	380,829
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	377,933	450,564
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	112,768	131,303
Tetra Capital Lease	Finance Lease	May, 2018	May, 2022	$419,690	116,308	172,235
Loan-Leverage Lubricants	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	—
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	—	4,222,000
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	—	1,183,543
Total					$8,703,705	$13,923,954

    Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$4,983,000	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	1,165,183	—	—	—	—	—
Encina Business Credit, LLC	1,194,386	—	—	—	—	—
John Deere Note	37,759	38,696	36,313	—	—	—
Well Fargo Equipment Lease- Ohio	124,041	130,574	122,123	—	—	—
AVT Equipment Lease-Ohio	132,443	186,246	—	—	—	—
AVT Equipment Lease-HH	154,805	223,128	—	—	—	—
Tetra Capital Lease	99,832	16,476	—	—	—	—
Loan-Leverage Lubricants	—	413	1,273	1,321	1,371	54,322
Texas Citizens Bank	—	—	—	—	—	—
Various institutions	—	—	—	—	—	—
Totals	$7,891,449	$595,533	$159,709	$1,321	$1,371	$54,322

Need for additional funding

    Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these process costs and would depend on the location and site specifics of the facility. We also estimate the need for additional funding to complete the transactions contemplated by the Purchase Agreement.

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

Our current near term plans include closing the transactions contemplated by the Purchase Agreement and the Sale Agreement and transitioning the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the planned acquisition of the Mobile Refinery. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, is expected to become Vertex's flagship refining asset upon the close of the transaction, positioning the Company to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery is anticipated to accelerate Vertex's strategic focus on "clean" refining. By year-end 2022, assuming the completion of the planned acquisition and our capital project at the facility, the Mobile Refinery is projected to produce approximately 10,000 barrels per day (bpd) of renewable diesel fuel and renewable byproducts. By mid-year 2023, based on current projections, Vertex expects to increase renewable diesel production to 14,000 bpd. Upon completion of the planned renewable diesel project, Vertex expects to become one of the leading independent producers of renewable fuels in the southeastern United States.

    We anticipate that market for our common stock will be subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)actual or anticipated variations in our results of operations;

(2)the market for, and volatility in, the market for oil and gas;

(3)our ability or inability to generate new revenues;

(4)the status of planned acquisitions and divestitures; and

(5)the number of shares in our public float.

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

    We believe that our stock prices (bid, ask and closing prices) may not relate to the actual value of our company, and may not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our common stock, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports and industry information.

    Cash flows for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020
Beginning cash, cash equivalents and restricted cash	$10,995,169	$4,199,825
Net cash provided by (used in):
Operating activities	5,046,217	3,712,156
Investing activities	(2,746,928)	(3,375,454)
Financing activities	1,772,279	13,317,899
Net increase in cash, cash equivalents and restricted cash	4,071,568	13,654,601
Ending cash, cash equivalents and restricted cash	$15,066,737	$17,854,426

Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. We also raised $2,829,228 from the exercise of options and warrants for common stock during the six months ended June 30, 2021.

Net cash provided by operating activities was $5,046,217 for the six months ended June 30, 2021, as compared to net cash provided by operating activities of $3,712,156 during the corresponding period in 2020. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the increase in cash provided by operating activities for the six month period ended June 30, 2021, compared to the same period in 2020, was the increase in volumes, commodity prices, and production at our refineries during the six months ended June 30, 2021.

Investing activities used cash of $2,746,928 for the six months ended June 30, 2021, as compared to having used $3,375,454 of cash during the corresponding period in 2020, due mainly to the purchase of fixed assets.

    Financing activities provided cash of $1,772,279 for the six months ended June 30, 2021, as compared to providing cash of $13,317,899 during the corresponding period in 2020. Financing activities for the six months ended June 30, 2021 were comprised of proceeds from the exercise of options and warrants of $2,829,228 and proceeds from our line of credit totaling $1,031,737, offset by $1,836,511 used to pay down our long-term debt. Financing activities for the six months ended June 30, 2020 were comprised of contributions the Company received from certain transactions undertaken with Tensile during January 2020 totaling $21,000,000, of which $8,618,202 was used to pay down our long-term debt, and $3,276,230 of payments on our line of credit.

More information regarding our outstanding line of credits, promissory notes and long-term debt can be found under “Note 6. Line of Credit and Long-Term Debt” to the unaudited financial statements included herein.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates. (See “Part I” - “Item 1. Financial Statements” - “Note 1. Basis of Presentation and Nature of Operations” to the financial statements included herein).
    Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed as of and for the six months ended June 30, 2021.

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

    Interest Rate Risk

At June 30, 2021, the Company had approximately $6.2 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.16% at June 30, 2021) plus 6.50%-7.0% per year.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

    We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and continued to work remotely through June 30, 2021, but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

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

Item 1A. Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 9, 2021 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K (as modified as discussed below) and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K for the year ended December 31, 2020, under “Risk Factors”, which risk factors from the Form 10-K are incorporated by reference in this Item 1A. Risk Factors, subject to updates to such risk factors as provided below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor from the Form 10-K entitled “Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.”, from the Form 10-K is replaced and superseded by the following:

Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our revenue is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has more recently partially recovered, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which had a material adverse effect on our year-over-year results of operations for 2020. While the majority of ‘stay-at-home’ orders in the jurisdictions in which we operate have since expired or been terminated due to the availability of vaccines, the recent uptick in COVID-19 cases as variants spread has once again caused uncertainty as to the total length and effect of the pandemic and/or whether future government actions will result in further reduced economic activity or new ‘stay-at-home’ or similar orders.

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

While the overall impact of the COVID-19 coronavirus on our results of operations at this point remains uncertain, we anticipate that the factors discussed above and others, which have had a negative effect on our 2020 and 2021 first and second quarter operations, will continue to have a negative effect on our results of operations for the remainder of the 2021 year, depending on how long the global slowdown associated with the virus and its after-effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

The risk factor from the Form 10-K entitled “We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan.”, is no longer relevant since our PPP Loan has been forgiven in full.

The risk factors from the Form 10-K entitled “We do not anticipate redeeming our Series B and B1 Preferred Stock in the near future.”, “The issuance of common stock upon conversion of the Series B Preferred Stock and Series B1 Preferred Stock will cause immediate and substantial dilution to existing shareholders.”, “Our outstanding Series B Preferred Stock and Series B1 Preferred Stock accrue a dividend.” and “We may be required to issue additional shares of Series B Preferred Stock and Series B1 Preferred Stock upon the occurrence of certain events.”, are no longer relevant since we do not currently have any Series B Preferred Stock or Series B1 Preferred Stock outstanding.

The risk factor from the Form 10-K entitled “Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.”, from the Form 10-K is replaced and superseded by the following:

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of the date of this filing, we have (i) outstanding stock options to purchase an aggregate of 5,641,778 shares of common stock outstanding at a weighted average exercise price of $2.87 per share; (ii) outstanding warrants to purchase an aggregate of 1,864,376 shares of common stock at a weighted average exercise price of $2.87 per share; and (iii) 385,601 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

The risk factor from the Form 10-K entitled “We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock, which give the holders thereof a liquidation preference.”, from the Form 10-K is replaced and superseded by the following:

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have Series A Preferred Stock outstanding, which give the holders thereof a liquidation preference.

We have 50 million shares of preferred stock authorized, which includes 5 million shares of designated Series A Preferred Stock of which 385,601 shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which no shares are issued and outstanding, and 17 million designated shares of Series B1 Preferred Stock, of which no shares are issued and outstanding. The Series A Preferred Stock has a liquidation preference of $1.49 per share. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The risk factor from the Form 10-K entitled “Our hedging activities may prevent us from benefiting fully from increases in oil prices and may expose us to other risks, including counterparty risk.”, from the Form 10-K is replaced and superseded by the following:

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

To the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. For the six months ended June 30, 2021 and 2020, we recognized a $1,925,158 loss and a $4,484,798 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

The following are new risk factors which supplement the risk factors set forth in the Form 10-K, as modified as discussed above:

Risks Related to the Planned Sale Transaction

The announcement and pendency of the Sale, whether or not completed, may adversely affect the value of our securities, UMO Business and the Continuing Operations.

The announcement and pendency of the Sale may adversely affect the trading price of our common stock and securities, our business or our relationships with clients, customers, suppliers and employees. Third parties may be unwilling to enter into material agreements with respect to the UMO Business or the Continuing Operations. New or existing customers, suppliers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the UMO Business or the Continuing Operations may become concerned about the future of the UMO Business or the Continuing Operations, as applicable, and lose focus or seek other employment. In addition, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.

The Sale Transaction will require significant management resources.

The implementation of the Sale Transaction will require significant time, attention, and resources of our senior management and others within the Company, potentially diverting their attention from the conduct of the Company’s business.

If we fail to complete the Sale, our business and financial performance may be adversely affected.

The completion of the Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Sale by our stockholders and the absence of a material adverse effect on the UMO Business, which may not be satisfied in a timely manner or at all. If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale, preparing the Sale Agreement and the proxy statement required in connection therewith. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

In addition, if the Sale is not completed, the Board of Directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic options including, but not limited to, continuing to operate the UMO Business for the foreseeable future or an alternative sale transaction relating to the UMO Business or the Continuing Operations. An alternative sale transaction, if available, may yield lower consideration than the proposed Sale, be on less favorable terms and conditions than those contained in the Sale Agreement and involve significant delay. Any future sale of all or substantially all of the assets of the Company or other transactions may be subject to further stockholder approval.

Finally, if the Sale is not completed, the announcement of the termination of the Sale Agreement may adversely affect our relationships with customers, suppliers and employees, which could have a material adverse effect on our ability to effectively operate the UMO Business or the Continuing Operations, and we may be required to pay a Break-Fee of $3 million to Safety-Kleen under certain circumstances, each of which could have further adverse effects on our business, results of operations and the trading price of our common stock.

We will be subject to certain contractual restrictions while the Sale Transaction is pending.

The Sale Agreement restricts us from making certain acquisitions and divestitures, entering into certain contracts, and taking other specified actions until the earlier of the completion of the Sale Transaction or the termination of the Sale Agreement. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Sale Transaction and could have the effect of delaying or preventing other strategic transactions.

The Sale Agreement limits our ability to pursue alternatives to the Sale.

The Sale Agreement contains provisions that may make it more difficult for us to sell all, or a significant part, of the UMO Business to any party other than Safety-Kleen. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay Safety-Kleen a termination/break fee of approximately $3 million in certain cases, including if (i) (x) Safety-Kleen terminates the Sale Agreement in certain circumstances if it becomes apparent that any of such conditions will not be, fulfilled by December 31, 2021 (as such date may be extended by up to 90 days under certain circumstances) under certain circumstances, unless such failure shall be principally due to the failure of Safety-Kleen or (y) as a result of a breach by us of our non-solicitation requirements, whether such breach results from a determination by our Board of Directors that, in order to fulfill its fiduciary obligations, an acquisition proposal must be considered, or otherwise; or (ii) we refuse to consummate the transactions contemplated by the Sale Agreement under certain circumstances. These provisions could make it less advantageous for a third party that might have an interest in acquiring all of or a significant part of the UMO Business to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Safety-Kleen.

The Sale Agreement may be terminated in accordance with its terms and the Sale Transaction may not be completed. We may owe a break-fee in connection with a termination of the Sale Agreement under certain circumstances.

The completion of the Sale Transaction is subject to the satisfaction or waiver of a number of conditions. These conditions to the closing may not be fulfilled and, accordingly, the Sale Transaction may not be completed. In addition, if the Sale Transaction is not completed by December 31, 2021 (the “Outside Date”) unless such failure shall be principally due to the failure of Safety-Kleen to perform or comply with any of the covenants, agreements or conditions thereof to be performed or complied with by it prior to the closing; provided, however, that if, on the Outside Date, all of the conditions to closing other than the conditions relating to certain required governmental approvals, and relating to stockholder approval, shall have been satisfied or waived, then either Safety-Kleen or the Company has the right to extend the Outside Date by up to an additional 90 calendar days, either we or Safety-Kleen may choose not to proceed with the Sale Transaction, and the parties can mutually decide to terminate the Sale Agreement at any time prior to the completion of the Sale Transaction, before or after the required Vertex stockholder approval. In addition, we and Safety-Kleen may elect to terminate the Sale Agreement in certain other circumstances. If the Sale Agreement is terminated, we may incur substantial fees in connection with termination of the Sale

Agreement (including, in certain circumstances, the payment of the Break-Fee and/or requirement to reimburse the expenses of Safety-Kleen) and will not recognize the anticipated benefits of the Sale Transaction.

Termination of the Sale Agreement could negatively impact Vertex.

If the Sale Agreement is terminated in accordance with its terms and the Sale Transaction is not completed, our ongoing business may be adversely affected by a variety of factors. Our business may be impacted by having foregone other strategic opportunities during the pendency of the Sale Transaction, the failure to obtain the anticipated benefits of completing the Sale Transaction, changes to existing business relationships caused by uncertainties pending the Sale Transaction, payment of certain costs relating to the Sale Transaction, and the attention, time, and resources of our senior management and other employees devoted to the Sale Transaction, diverting their attention from the conduct of our business. In addition, if the Sale Agreement is terminated under certain circumstances, we may be required to pay the Break-Fee or reimburse certain expenses of Safety-Kleen (which is creditable toward the Break-Fee), depending on the circumstances surrounding the termination. We may also be negatively impacted if the Sale Agreement is terminated and the Board of Directors is unable to execute an alternative strategic transaction offering equivalent or more attractive benefits than the benefits to be provided in the Sale Transaction.

The parties to the Sale Agreement must obtain certain regulatory approvals in order to complete the Sale Transaction; if such approvals are not obtained or are obtained with conditions, the Sale Transaction may be prevented or delayed or the anticipated benefits of the Sale Transaction could be reduced.

Completion of the Sale Transaction is conditioned upon, among other things, the expiration or termination of the applicable waiting period under The Hart–Scott–Rodino Antitrust Improvements Act of 1976 (“HSR Act”). At any time before or after the Sale Transaction is completed, any of the United States Department of Justice (DOJ), the United States Federal Trade Commission (FTC), or U.S. state attorneys general could take action under the antitrust laws in opposition to the Sale Transaction, including seeking to enjoin completion of the Sale Transaction or condition completion of the Sale Transaction upon the divestiture of assets held by us, Safety-Kleen or our or their respective subsidiaries or affiliates. Any such requirements or restrictions may prevent or delay completion of the Sale Transaction or may reduce the anticipated benefits of the Sale Transaction, which could also have a material adverse effect on us.

Risks Related to the Planned Acquisition of the Mobile Refinery

Combining the Mobile Refinery and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the acquisition of the Mobile Refinery, including expected financial and operating performance of the Company.

The success of the acquisition of the Mobile Refinery will depend, in part, on the Company’s ability to realize anticipated cost savings from combining the businesses of the Company and the Mobile Refinery. To realize the anticipated benefits and cost savings from the Mobile Refinery acquisition, the Company must successfully integrate and combine the business of the Mobile Refinery in a manner that permits those cost savings to be realized. If the Company is not able to successfully achieve this objective, the anticipated benefits of the Mobile Refinery may not be realized fully or at all or may take longer to realize than expected.

The Company and the Mobile Refinery have operated and, until the completion of the acquisition of the Mobile Refinery, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and the Mobile Refinery during this transition period and for an undetermined period after completion of the acquisition of the Mobile Refinery.

We will need to raise significant additional capital to complete the acquisition of the Mobile Refinery and a planned capital project thereon.

The initial base purchase price for the Mobile Refinery and related assets is $75 million. In addition, Vertex Operating will also pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $225,000 and those relating to a turnaround at the Mobile Refinery that is slated to occur in the fourth quarter of

2021, in the approximate amount of $13 million. Upon completion of the transaction and provided that our fundraising initiatives are successful, we plan to launch an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis. Such financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders’ experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Mobile Refinery and/or may be unable to complete the planned capital project. We do not currently plan to use any of the funds obtained through the Sale to pay amounts due in connection with the Mobile Refinery acquisition.

Regulatory and other approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the Mobile Refinery acquisition.

Before the Mobile Refinery acquisition may be completed, applicable approvals may need to be obtained under certain laws and regulations and from various third parties. In deciding whether to grant regulatory clearances and approvals, the relevant governmental entities may consider, among other things, the effect of the Mobile Refinery acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the Company’s business. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Mobile Refinery acquisition or that obtaining the consent of such regulators or third parties will not result in additional material costs. In addition, any such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Mobile Refinery acquisition.

Upon the closing of the Mobile Refinery acquisition, we plan to transition the majority of our business operations to those of the Mobile Refinery.

Following the closing of the Mobile Refinery acquisition, we anticipate that the more significant portion of our assets and operations will be related to such Mobile Refinery. Our change in business structure may not be successful. Additionally, our directors and officers may not be able to properly manage our new direction. If our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our planned operations, which may cause the value of our securities to decline or become worthless.

We will be subject to business uncertainties and contractual restrictions while the Mobile Refinery acquisition is pending.

Uncertainty about the effect of the Mobile Refinery acquisition on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Mobile Refinery acquisition is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Mobile Refinery acquisition has been successfully completed or terminated. Retention of certain employees may be challenging during the pendency of the Mobile Refinery acquisition, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Mobile Refinery acquisition could be negatively impacted. In addition, the Mobile Refinery acquisition restricts us from making certain acquisitions and taking other specified actions until the Mobile Refinery acquisition is completed without certain consents and approvals. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Mobile Refinery acquisition.

The Mobile Refinery acquisition agreement may be terminated in accordance with its terms and the Mobile Refinery acquisition may not be completed.

The Mobile Refinery acquisition agreement is subject to several conditions that must be fulfilled in order to complete the Mobile Refinery acquisition. These conditions to the closing of the Mobile Refinery acquisition may not be fulfilled and, accordingly, the Mobile Refinery acquisition may not be completed. In addition, the parties to the Mobile Refinery acquisition agreement can generally terminate such agreement if the transactions contemplated thereby do not close by May 26, 2022 (subject to certain extension rights), under certain other conditions if the terms of the Mobile Refinery acquisition agreement are breached, and the parties can mutually decide to terminate the Mobile Refinery acquisition agreement at any time.

Litigation could prevent or delay the closing of the Mobile Refinery acquisition or otherwise negatively impact the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Mobile Refinery acquisition. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the Mobile Refinery acquisition. Such litigation, affecting the Mobile Refinery and/or the transaction, could delay or prevent the closing of the Mobile Refinery acquisition.

Termination of the Mobile Refinery acquisition agreement could negatively impact the Company.

In the event the Mobile Refinery acquisition agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Mobile Refinery acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Mobile Refinery acquisition will be completed. If the Mobile Refinery acquisition is terminated and our Board of Directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Mobile Refinery acquisition. Upon termination of the Mobile Refinery transaction under certain circumstances, we could be required to immediately repay a $10 million promissory note held by the seller of the Mobile Refinery.

Completion of the acquisition of the Mobile Refinery is subject to certain conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed.

The obligations of the parties to the Mobile Refinery acquisition agreement to complete such sale and purchase are subject to satisfaction or waiver (if permitted) of a number of conditions. The satisfaction of all of the required conditions could delay the completion of the transaction for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the acquisition is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived or that the acquisition will be completed.

Failure to complete the Mobile Refinery acquisition could negatively impact our stock price and future business and financial results.

If the Mobile Refinery acquisition is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•we will not realize the benefits expected from the Mobile Refinery acquisition, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

•we may experience negative reactions from the financial markets and our partners and employees;

•the Mobile Refinery acquisition places certain restrictions on the conduct of our business prior to the completion of the Mobile Refinery acquisition or the termination of the Mobile Refinery acquisition. Such restrictions, the waiver of which is subject to the consent of the counterparties to such agreement, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mobile Refinery acquisition; and

•matters relating to the Mobile Refinery acquisition (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us.

Significant costs are expected to be incurred in connection with the consummation of the Mobile Refinery acquisition and integration of the Company and the Mobile Refinery into a single business, including legal, accounting, financial advisory and other costs.

If the Mobile Refinery acquisition is consummated, the Company is expected to incur significant costs in connection with integrating the Mobile Refinery operations. These costs may include costs for:

• employee redeployment, relocation or severance;

•integration of information systems; and

• reorganization or closures of facilities.

In addition, the Company expects to incur a number of non-recurring costs associated with combining the operations the Mobile Refinery, which cannot be estimated accurately at this time. The Company will also incur transaction fees and other costs related to the Mobile Refinery acquisition. Additional unanticipated costs may be incurred in the integration of the Mobile Refinery. Upon completion of the transaction and provided that our fundraising initiatives are successful, we plan to launch an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company will be successful in these integration efforts.

Item 2. Recent Sales of Unregistered Securities

    There have been no sales of unregistered securities during the quarter ended June 30, 2021 and from the period from July 1, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or a Current Report on Form 8-K, except as set forth below:

    In June 2021, a holder of Series A Convertible Preferred Stock of the Company converted 25,227 shares of the Company’s Series A Convertible Preferred Stock into 25,227 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock.

In June 2021, a holder of Series B Convertible Preferred Stock of the Company converted 58,114 shares of the Company’s Series B Convertible Preferred Stock into 58,114 shares of common stock, pursuant to the terms of such Series B Convertible Preferred Stock.

In July 2021, two holders of Series A Convertible Preferred Stock of the Company converted 9,031 shares of the Company’s Series A Convertible Preferred Stock into 9,031 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On July 13, 2021, Benjamin P. Cowart and Chris Carlson, our Chief Executive Officer and director and Chief Financial Officer, respectively, each exercised warrants to purchase 8,013 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $12,260, and were issued 8,013 shares of common stock. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuances in connection with the exercises.

    As a result of the issuances described above, and certain other transactions which occurred during the period as previously reported, there are 385,601 outstanding shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Report, and the maximum number of shares of common stock which may be issued, if such shares were converted in full, totals 385,601 shares of common stock.

Use of Proceeds from Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.

    None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
2.1+£	Sale and Purchase Agreement dated May 26, 2021, by and between Vertex Operating Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company		8-K	2.1	5/27/2021	001-11476
2.2+£	Asset Purchase Agreement among Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Refining LA, LLC, Vertex Refining OH, LLC, Cedar Marine Terminals, L.P., H & H Oil, L.P., and Safety-Kleen Systems, Inc. dated as of June 29, 2021		8-K	2.1	6/29/2021	001-11476
3.1	First Amendment to Vertex Refining Myrtle Grove LLC Limited Liability Company Agreement dated July 1, 2021		8-K	3.1	7/2/2021	001-11476
10.1	Vertex Energy, Inc. 2019 Equity Incentive Plan***		8-K	10.1	11/2/2019	001-11476
10.2	Form of 2019 Equity Incentive Plan Stock Option Agreement***		8-K	10.3	6/23/2021	001-11476
10.3	$10,000,000 Promissory Note issued to Shell Chemical LP (or assigns) from Vertex Energy Operating LLC, dated May 26, 2021		8-K	10.1	5/27/2021	001-11476
10.4+	Swapkit Purchase Agreement entered into between Vertex Energy Operating, LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US, dated May 26, 2021		8-K	10.2	5/27/2021	001-11476
10.5	Vertex Energy, Inc. Amended and Restated 2020 Equity Incentive Plan***		8-K	10.1	6/21/2021	001-11476
10.6	$7,000,000 Promissory Note provided by Vertex Energy Operating, LLC to HPRM LLC		8-K	10.1	7/2/2021	001-11476
10.7	First Amendment to Registration Rights and Lock-Up Agreement, by and among Vertex Energy, Inc. and Tensile Capital Partners Master Fund LP, dated July 1, 2021		8-K	10.2	7/2/2021	001-11476
10.8	Sixth Amendment to Credit Agreement dated January 18, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.3	7/2/2021	001-11476
10.9	Seventh Amendment to Credit Agreement dated May 26, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.4	7/2/2021	001-11476
10.10	Seventh Amendment to ABL Credit Agreement dated May 26, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.5	7/2/2021	001-11476
10.11	Eighth Amendment to Credit Agreement dated July 1, 2021, by and between Vertex Energy, Inc., Vertex Operating, LLC, Encina Business Credit, LLC as agent, and the lenders party thereto		8-K	10.6	7/2/2021	001-11476

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*    Filed herewith.

**    Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Vertex Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

£ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) the Company customarily and actually treats that information as private or confidential.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: August 9, 2021	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)