Form 10-Q
period 2021-09-30
Vertex Energy Inc.
filed 2021-11-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 63,284,215 shares of common stock are issued and outstanding as of November 8, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021 (under the heading “Risk Factors” and in other parts of that report), which factors include:

•risks associated with our outstanding convertible notes, including amounts owed, restrictive covenants, dilution caused by the conversion thereof, optional and mandatory redemption rights in connection therewith and our ability to repay such amounts when due;

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
•our ability to maintain our relationship with KMTEX and Bunker One (USA) Inc;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$12,112,577	$10,895,044
Restricted cash	100,125	100,125
Accounts receivable, net	5,796,484	4,858,847
Inventory	2,402,126	1,458,288
Prepaid expenses and other current assets	5,062,889	1,942,137
Assets held for sale, current	87,670,167	10,530,947
Total current assets	113,144,368	29,785,388

Noncurrent assets
Fixed assets, at cost	16,508,660	15,495,562
Less accumulated depreciation	(1,926,886)	(1,573,025)
Fixed assets, net	14,581,774	13,922,537
Finance lease right-of-use assets	14,842	18,100
Operating lease right-of use assets	4,850,112	4,734,497
Intangible assets, net	385,798	466,546
Other assets	11,708,732	1,008,733
Assets held for sale, noncurrent	—	72,164,157
TOTAL ASSETS	$144,685,626	$122,099,958

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$5,673,876	$2,419,543
Accrued expenses	2,185,282	980,233
Dividends payable	—	606,550
Liabilities held for sale, current	38,765,716	14,342,808
Finance lease liability-current	346,322	122,702
Operating lease liability-current	872,694	783,747
Current portion of long-term debt, net of unamortized finance costs	14,398,267	4,367,169
Revolving note	—	133,446
Derivative commodity liability	155,929	94,214
Total current liabilities	62,398,086	23,850,412
Long-term liabilities
Long-term debt, net of unamortized finance costs	124,124	7,981,496
Finance lease liability-long-term	—	315,513
Operating lease liability-long-term	3,977,418	3,950,750
Liabilities held for sale, noncurrent	—	24,380,440
Derivative warrant liability	1,072,620	330,412
Total liabilities	67,572,248	60,809,023

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY

	September 30, 2021	December 31, 2020
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 4,102,690 and 4,102,690 shares issued and 0 and 4,102,690 shares outstanding at September 30, 2021 and December 31, 2020, respectively with a liquidation preference of $— and $12,718,339 at September 30, 2021 and December 31, 2020, respectively.	—	12,718,339

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 7,399,649 and 7,399,649 shares issued and 0 and 7,399,649 shares outstanding at September 30, 2021 and December 31, 2020, respectively with a liquidation preference of $— and $11,543,452 at September 30, 2021 and December 31, 2020, respectively.	—	11,036,173

Redeemable non-controlling interest	39,771,408	31,611,674
Total temporary equity	39,771,408	55,366,186
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 385,601 and 419,859 shares issued and outstanding at September 30, 2021 and December 31, 2020, with a liquidation preference of $574,545 and $625,590 at September 30, 2021 and December 31, 2020.	386	420

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, no shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 63,003,766 and 45,554,841 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	63,004	45,555
Additional paid-in capital	136,905,764	94,569,674
Accumulated deficit	(101,475,299)	(90,008,778)
Total Vertex Energy, Inc. stockholders' equity	35,493,855	4,606,871
Non-controlling interest	1,848,115	1,317,878
Total equity	37,341,970	5,924,749
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$144,685,626	$122,099,958

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$28,974,471	$16,249,312	$84,823,476	$30,460,606
Cost of revenues (exclusive of depreciation and amortization shown separately below)	28,061,498	15,324,914	79,319,678	28,598,874
Depreciation and amortization attributable to costs of revenues	126,795	115,562	358,905	327,672
Gross profit	786,178	808,836	5,144,893	1,534,060

Operating expenses:
Selling, general and administrative expenses	4,944,719	1,832,067	12,111,951	6,044,050
Depreciation and amortization attributable to operating expenses	26,916	28,002	80,748	48,118

Total operating expenses	4,971,635	1,860,069	12,192,699	6,092,168

Loss from operations	(4,185,457)	(1,051,233)	(7,047,806)	(4,558,108)

Other income (expense):
Other income	—	—	4,222,000	—
Loss on sale of assets	(3,351)	(136,434)	(1,927)	(124,090)
Gain (loss) on change in value of derivative warrant liability	11,907,413	256,587	(11,380,122)	1,844,369
Interest expense	(352,587)	(97,157)	(603,398)	(291,933)
Total other income (expense)	11,551,475	22,996	(7,763,447)	1,428,346
Income (loss) from continuing operations before income tax	7,366,018	(1,028,237)	(14,811,253)	(3,129,762)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	7,366,018	(1,028,237)	(14,811,253)	(3,129,762)
Income (loss) from discontinued operations, net of tax	3,278,498	(926,933)	12,464,445	(5,323,630)
Net income (loss)	10,644,516	(1,955,170)	(2,346,808)	(8,453,392)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(115,131)	136,334	510,618	155,322
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	2,400,141	343,881	7,183,268	35,449
Net income (loss) attributable to Vertex Energy, Inc.	8,359,506	(2,435,385)	(10,040,694)	(8,644,163)

Accretion of redeemable noncontrolling interest to redemption value from continued operations	(414,690)	(1,287,559)	(1,176,683)	(13,635,797)
Accretion of discount on Series B and B1 Preferred Stock	—	(29,157)	(507,282)	(1,500,395)
Dividends on Series B and B1 Preferred Stock	—	(591,777)	258,138	(1,296,493)

Net income (loss) available to shareholders from continuing operations	7,066,459	(3,073,064)	(16,747,698)	(19,717,769)
Net income (loss) available to shareholders from discontinued operations, net of tax	878,357	(1,270,814)	5,281,177	(5,359,079)
Net income (loss) available to common shareholders	$7,944,816	$(4,343,878)	$(11,466,521)	$(25,076,848)

Basic income (loss) per common share
Continuing operations	$0.12	$(0.07)	$(0.31)	$(0.43)
Discontinued operations, net of tax	$0.01	$(0.03)	$0.10	$(0.12)
Basic income (loss) per common share	$0.13	$(0.10)	$(0.21)	$(0.55)

Diluted income (loss) per common share
Continuing operations	$0.11	$(0.07)	$(0.31)	$(0.43)
Discontinued operations, net of tax	$0.01	$(0.03)	$0.10	$(0.12)
Diluted income (loss) per common share	$0.12	$(0.10)	$(0.21)	$(0.55)

Shares used in computing earnings per share
Basic	61,348,508	45,554,841	53,963,617	45,494,235
Diluted	64,605,326	45,554,841	53,963,617	45,494,235

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

Nine Months Ended September 30, 2021
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2021	45,554,841	$45,555	419,859	$420	—	$—	$94,569,674	$(90,008,778)	$1,317,878	$5,924,749
Exercise of options	22,992	23	—	—	—	—	(23)	—	—	—
Exercise of B1 warrants	1,079,753	1,080	—	—	—	—	2,756,877	—	—	2,757,957
Exchanges of Series B Preferred stock to common	2,359,494	2,359	—	—	—	—	4,114,570	630,321	—	4,747,250
Share based compensation expense	—	—	—	—	—	—	150,514	—	—	150,514
Conversion of Series B Preferred stock to common	638,224	638	—	—	—	—	1,977,856	—	—	1,978,494
Conversion of Series B1 Preferred stock to common	2,087,195	2,087	—	—	—	—	3,253,937	—	—	3,256,024
Dividends on Series B and B1	—	—	—	—	—	—	—	(372,183)	—	(372,183)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(223,727)	—	(223,727)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(373,748)	—	(373,748)
Net income	—	—	—	—	—	—	—	974,369	1,990,969	2,965,338
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(1,542,402)	(1,542,402)
Balance on March 31, 2021	51,742,499	$51,742	419,859	$420	—	$—	$106,823,405	$(89,373,746)	$1,766,445	$19,268,266
Exercise of options to common	505,376	505	—	—	—	—	229,007	—	—	229,512
Exercise of options to common- unissued	—	—	—	—	—	—	474,866	—	—	474,866
Leverage Lubricants contribution	—	—	—	—	—	—	—	—	(13,491)	(13,491)
Exercise of B1 warrants	156,792	157	—	—	—	—	1,634,409	—	—	1,634,566
Exercise of B1 warrants-unissued	—	—	—	—	—	—	1,185,831	—	—	1,185,831
Share based compensation expense	—	—	—	—	—	—	205,039	—	—	205,039
Conversion of Series A Preferred stock to common	28,257	28	(28,257)	(28)	—	—	—	—	—	—
Conversion of Series B Preferred stock to common	1,841,406	1,842	—	—	—	—	5,706,517	—	—	5,708,359
Conversion of Series B Preferred stock to common-unissued	—	—	—	—	—	—	759,983	—	—	759,983

Conversion of Series B1 Preferred stock to common	5,634,889	5,635	—	—	—	—	8,784,782	—	—	8,790,417
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(283,555)	—	(283,555)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(388,245)	—	(388,245)
Net loss	—	—	—	—	—	—	—	(19,374,569)	3,417,907	(15,956,662)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,111,743)	(3,111,743)
Balance on June 30, 2021	59,909,219	$59,909	391,602	$392	—	$—	$125,803,839	$(109,420,115)	$2,059,118	$18,503,143
Exercise of options to common	1,267,472	1,268	—	—			1,481,119	—	—	1,482,387
Exercise of options to common- unissued	—	—	—	—	—	—	2,925	—	—	2,925
Exercise of B1 warrants	1,575,918	1,576	—	—	—	—	9,361,053	—	—	9,362,629
Conversion of Series B Preferred stock to common	245,156	245	—	—	—	—	(245)	—	—	—
Conversion of Series A Preferred stock to common	6,001	6	(6,001)	(6)	—	—	—	—	—	—
Leverage Lubricants contribution	—	—	—	—	—	—	—	—	2,260	2,260
Distribution from VRM LA	—	—	—	—	—	—	—	—	(169,368)	(169,368)
Share based compensation expense	—	—	—	—	—	—	257,073	—	—	257,073
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(414,690)	—	(414,690)
Net loss	—	—	—	—	—	—		8,359,506	2,285,010	10,644,516
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	$(2,328,905)	$(2,328,905)
Balance on September 30, 2021	63,003,766	$63,004	385,601	$386	$—	$—	$136,905,764	$(101,475,299)	$1,848,115	$37,341,970

Nine Months Ended September 30, 2020
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2020	43,395,563	$43,396	419,859	$420	—	$—	$81,527,351	$(59,246,514)	$777,373	$23,102,026
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Share based compensation expense	—	—	—	—	—	—	163,269	—	—	163,269
Adjustment of carrying amount of non-controlling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068

Conversion of Series B1 Preferred stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Dividends on Series B and B1	—	—	—	—	—	—	—	(344,499)	—	(344,499)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(932,003)	—	(932,003)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(10,966,349)	—	(10,966,349)
Net income	—	—	—	—	—	—	—	2,788,860	(398,609)	2,390,251
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	517,877	517,877
Balance on March 31, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,076,832	$(68,700,505)	$896,641	$26,318,943
Share based compensation expense	—	—	—	—	—	—	156,539	—	—	156,539
Dividends on Series B and B1	—	—	—	—	—	—	—	(360,217)	—	(360,217)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(539,235)	—	(539,235)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,381,889)	—	(1,381,889)
Net income (loss)								(8,997,638)	109,165	(8,888,473)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(127,044)	(127,044)
Balance on June 30, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,233,371	$(79,979,484)	$878,762	$15,178,624
Share based compensation expense	—	—	—	—	—	—	171,149	—	—	171,149
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(1,287,559)	—	(1,287,559)
Dividends on Series B and B1	—	—	—	—	—	—	—	(591,777)		(591,777)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(29,157)		(29,157)
Net income	—	—	—	—	—	—	—	(2,435,385)	480,215	(1,955,170)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(306,251)	(306,251)
Balance on September 30, 2020	45,554,841	$45,555	419,859	$420	—	$—	$94,404,520	$(84,323,362)	$1,052,726	$11,179,859

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income (loss) before adjustment for non-controlling interest	$(2,346,808)	$(8,453,392)
Income (loss) from discontinued operations, net of tax	12,464,445	(5,323,630)
Income (loss) from continuing operations	(14,811,253)	(3,129,762)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities, net of acquisitions
Stock based compensation expense	612,626	490,958
Depreciation and amortization	439,653	375,790
Gain on forgiveness of debt	(4,222,000)	—
Loss on sale of assets	1,927	124,090
Bad debt expense	629,791	(9,875)
Increase (decrease) in fair value of derivative warrant liability	11,380,122	(1,844,369)
Loss (gain) on commodity derivative contracts	2,204,606	(4,489,355)
Net cash settlements on commodity derivatives	(1,998,707)	5,484,734
Amortization of debt discount and deferred costs	37,500	47,826
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable and other receivables	(1,513,058)	206,352
Inventory	(911,980)	1,008,343
Prepaid expenses and other current assets	(3,232,253)	(1,186,023)
Accounts payable	3,184,965	1,729,129
Accrued expenses	1,203,283	(1,207,230)
Other assets	(699,999)	(581,534)
Net cash used by operating activities	(7,694,777)	(2,980,926)
Cash flows from investing activities
Acquisition of business, net of cash	2,058	(1,822,690)
Internally developed software	—	(49,229)
Purchase of fixed assets	(1,060,039)	(642,186)
Deposit for Refinery Purchase	(10,000,000)	—
Proceeds from sale of fixed assets	74,991	36,465
Net cash used in investing activities	(10,982,990)	(2,477,640)
Cash flows from financing activities
Payments on finance leases	(91,893)	(93,438)
Proceeds from exercise of options and warrants to common stock	6,492,759	—
Distributions to noncontrolling interest	(169,368)	—
Contributions received from noncontrolling interest and redeemable noncontrolling interest	2,260	21,000,000
Line of credit (payments) proceeds, net	(166,129)	—
Proceeds from note payable (includes proceeds from PPP note)	10,078,115	7,992,346
Payments on note payable	(3,778,589)	(12,601,976)
Net cash provided by financing activities	12,367,155	16,296,932

	Nine Months Ended
	September 30, 2021	September 30, 2020

Discontinued operations:
Net cash provided (used) by operation activities	11,014,236	4,370,152
Net cash used in investing activities	(3,168,865)	(3,527,980)
Net cash provided (used) by financing activities	(317,226)	(227,259)
Net cash provided by discontinued operations	7,528,145	614,913

Net change in cash, cash equivalents and restricted cash	1,217,533	11,453,279
Cash, cash equivalents, and restricted cash at beginning of the period	10,995,169	4,199,825
Cash, cash equivalents, and restricted cash at end of period	$12,212,702	$15,653,104

SUPPLEMENTAL INFORMATION
Cash paid for interest	$843,523	$812,887
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Exchanges of Series B Preferred Stock into common stock	$4,747,250	$—
Conversion of Series A Preferred Stock into common stock	$34	$—
Conversion of Series B Preferred Stock into common stock	$8,446,836	$—
Conversion of Series B1 Preferred Stock into common stock	$12,046,441	$3,368,474
Accretion of discount on Series B and B1 Preferred Stock	$507,282	$1,500,395
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$(258,138)	$1,296,493
Option exercised	$650	$—
Equipment acquired under finance leases	$—	$1,017,638
Initial adjustment of carrying amount redeemable noncontrolling interests	$—	$9,091,068
Accretion of redeemable noncontrolling interest to redemption value	$1,176,683	$13,635,797

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

UMO Business Sale

On June 29, 2021, Vertex entered into an Asset Purchase Agreement (the “Sale Agreement”) with Vertex Energy Operating, LLC, Vertex’s wholly-owned subsidiary (“Vertex Operating”) and Vertex Refining LA, LLC (“Vertex LA”) (wholly-owned by Vertex Operating), Vertex Refining OH, LLC (“Vertex OH”) (wholly-owned by HPRM, LLC, of which we own a 35% interest), Cedar Marine Terminals, L.P. (“CMT”) (indirectly wholly-owned), and H & H Oil, L.P. (“H&H”) (indirectly wholly-owned)(collectively, the “Vertex Entities”, and together, Vertex, Vertex Operating and the Vertex Entities, the “Seller Parties”), as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”).

Pursuant to the Sale Agreement, Safety-Kleen agreed to acquire the Company’s Marrero used oil refinery in Louisiana (currently owned by Vertex LA, which entity is indirectly wholly-owned); our Columbus, Ohio, Heartland used oil refinery in Ohio (currently owned by Vertex OH, of which we indirectly own a 35% interest and will acquire the remaining 65% interest prior to Closing); our H&H and Heartland used motor oil (“UMO”) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights CMT holds to a lease on the Cedar Marine terminal in Baytown, Texas, including the sale of the operations conducted at the various properties subject to the Sale Agreement (discussed below), which primarily consist of (1) operating our Marrero, Louisiana and Columbus, Ohio re-refineries and the Cedar Marine terminal, and in connection therewith, acquiring used lubricating oils from commercial and retail establishments and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers, (2) collecting and processing used motor oil, oil filters, and related automotive waste streams and (3) the provision of related products and support services (collectively, the “UMO Business” and the assets and operations associated therewith, the “Purchased Assets”).

During the third quarter of 2021, the Company classified the UMO business as held for sale based on management’s intention and shareholders approval to sell this business, which is expected to occur in the first half of 2022. The Company’s historical financial statements have been revised to present the operating results of the UMO business as discontinued operations. The results of operations of this business are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this business have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the UMO business have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders, which have mainly been terminated or expired as of the date of this report. Notwithstanding such ‘stay-at-home’ orders, our operations were for the most part deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during 2020 and into the first, second and third quarters of 2021, we expect GDP to continue to be impacted globally for the remainder of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility during the remainder of 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

As a result of the impact of the COVID-19 outbreak, some of our feedstock suppliers have permanently or temporarily closed their businesses, and/or have experienced a decreased demand for services. As a result of the above, and due to prior ‘stay-at-home’ and other social distancing orders, as well as the decline in U.S. travel caused by COVID-19, we saw a significant decline in the volume of feedstocks (specifically used oil) that we were able to collect during 2020, and therefore process through our facilities. A future prolonged economic slowdown, renewed periods of social quarantine (imposed by the government or otherwise), or another prolonged period of decreased travel due to COVID-19 or the responses thereto, similar to those experienced during 2020, will likely have a material negative adverse impact on our ability to produce products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic, the efficacy of, and the willingness of the general public to obtain vaccines and boosters, further mutations of the virus, as well as the rate of transmission of new COVID-19 variants.

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$12,112,577	$10,895,044
Restricted cash	100,125	100,125
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$12,212,702	$10,995,169

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

Impairment of long-lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the three and nine months ended September 30, 2021.

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
Redeemable Noncontrolling Interests

As more fully described in “Note 14. Share Purchase and Subscription Agreements”, the Company is party to put/call option agreements with the holder of Vertex Refining Myrtle Grove LLC (“MG SPV”) and HPRM LLC, a Delaware limited liability company, (“Heartland SPV”), which entities were formed as special purpose vehicles in connection with the transactions described in greater detail below, non-controlling interests. The put options permit MG SPV’s and Heartland SPV’s non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and “Heartland Redemption”, as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying September 30, 2021 and December 31, 2020 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
Assets and Liabilities Held for Sale

The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A disposal group that is classified as held for sale is initially measured at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. No loss was recognized during the periods presented.
Subsequent changes in the fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets.
Discontinued Operations

The results of operations of a component of the Company that can be clearly distinguished, operationally and for financial reporting purposes, that either has been disposed of or is classified as held for sale is reported in discontinued operations, if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2021 and 2020 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	22%	17%	18%	16%
Customer 2	16%	13%	9%	11%
Customer 3	14%	11%	7%	—%
Customer 4	13%	14%	15%	—%

For each of the nine months ended September 30, 2021 and 2020, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	—%	27%	—%	—%	25%	—%
Customer 2	—%	20%	—%	—%	13%	—%
Customer 3	—%	—%	73%	—%	—%	28%
Customer 4	—%	16%	—%	—%	20%	—%

The Company had one and no vendors that represented 10% of total purchases or payables for the nine months ended September 30, 2021 and 2020, respectively.

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
Vertex Refining LA, LLC (“Vertex Refining LA”), the wholly-owned subsidiary of Vertex Operating was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. Al., Case No. 121750, by Kendra Cannon et. Al., Case No. 121751, by Lashawn Jones et. Al., Case No. 121752, by Joan Strauss et. Al. and Case No. 121753, by Donna Allen et. Al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

On November 17, 2020, Vertex filed a lawsuit against Penthol LLC (“Penthol”) in the 61st Judicial District Court of Harris County, Texas, Cause No. 2020-65269,, for breach of contract and simultaneously sought a Temporary Restraining Order and Temporary Injunction enjoining Penthol from, among other things, circumventing Vertex in violation of the terms of that certain June 5, 2016 Sales Representative and Marketing Agreement entered into between Vertex Operating and Penthol (the “Penthol Agreement”). Vertex is seeking permanent injunctive relief, damages, attorney’s fees, costs of court, and all other relief to which it may be entitled. This lawsuit is pending. On February 8, 2021, Penthol filed a complaint against Vertex Operating in the United States District Court for the Southern District of Texas; Civil Action No. 4:21-CV-416 (the “Complaint”). Penthol’s Complaint sought damages from Vertex Operating for alleged violations of the Sherman Act, breach of contract, business disparagement, and misappropriation of trade secrets under the Defend Trade Secrets Act and Texas Uniform Trade Secrets Act. On August 12, 2021, United States District Judge Andrew S. Hanen dismissed Penthol’s Sherman Act claim. Penthol’s remaining claims are pending. Penthol is seeking a declaration that Vertex has materially breached the agreement; an injunction that prohibits Vertex from using Penthol’s alleged trade secrets and requires Vertex to return any of Penthol’s alleged trade secrets; awards of actual, consequential and exemplary damages, attorneys’ fees and costs of court; and other relief to which it may be entitled. Vertex denies Penthol’s allegations in the Complaint. Vertex contends Penthol’s claims are completely without merit, and that Penthol’s termination of the Penthol Agreement was wrongful and resulted in damages to Vertex that it is seeking to recover in the Harris County lawsuit. Further, Vertex contends that Penthol’s the termination of the Penthol Agreement constitutes a breach by Penthol under the express terms of the Penthol Agreement, and that Vertex remains entitled to payment of the amounts due Vertex under the Penthol Agreement for unpaid commissions and unpaid performance incentives. Vertex disputes Penthol’s allegations of wrongdoing and intends to vigorously defend itself in this matter.

We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in the Penthol matter, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a member of the Board of Directors, serves as a partner. During the nine months ended September 30, 2021 and 2020, we paid $564,175 and $56,971, respectively, to such law firm for services rendered ,which services includes the drafting and negotiation of, and due diligence associated with, the Sale Agreement and Refinery Purchase Agreement (defined and discussed below), and related transactions.

Leverage Lubricants, LLC
On May 1, 2021, Vertex Energy Operating, LLC obtained a 51% membership interest in Leverage Lubricants, LLC. Leverage Lubricants is in the business of wholesale specialty blending of lubricants and warehousing and distribution of petroleum based products and related services.

May 2021 Purchase Agreement
On May 26, 2021, Vertex Operating, entered into a Sale and Purchase Agreement (the “Refinery Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company (“Seller”), to purchase the Seller’s Mobile, Alabama refinery, certain real property associated therewith, and related assets, including all inventory at the refinery as of closing and certain equipment, rolling stock, and other personal property associated with the Mobile refinery (collectively, the “Mobile Refinery” and the “Mobile Acquisition”). The Mobile Refinery is located on an 800+ acre site in the city and county of Mobile, Alabama. The 91,000 barrel-per-day nameplate capacity Mobile Refinery is capable of sourcing a flexible mix of cost-advantaged light-sweet domestic and international feedstocks. Approximately 70% of the refinery’s current annual production is distillate, gasoline and jet fuel, with the remainder being vacuum gas oil, liquefied petroleum gas (LPG) and other products. The facility distributes its finished product across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.

In addition to refining assets, the Mobile Acquisition will include the acquisition by the Company of approximately 3.2 million barrels of inventory and product storage, logistics and distribution assets, together with more than 800+ acres of developed and undeveloped land.

The initial base purchase price for the assets is $75 million. In addition, we will also pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures, resulting in an expected total purchase price of approximately $86.7 million.

In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided the Seller a promissory note in the amount of $10 million (the “Deposit Note”). Pursuant to the terms of the Refinery Purchase Agreement, the terms of such agreement (other than exclusivity through December 31, 2021, or such earlier date that the Refinery Purchase Agreement is terminated), were not legally binding on the Seller until such time as Vertex Operating funds the Deposit Note in cash (which note has been paid in full to date). The Deposit Note did not accrue interest unless or until an event of default occurred under such note, at which time interest was to accrue at 12% per annum until paid. The entire balance of the Deposit Note was due upon the earlier of (i) 45 calendar days following the date of the Deposit Note (i.e., July 10, 2021); and (ii) five calendar days following the closing of any transaction between Vertex Operating and any third party, which Deposit Note was paid in full prior to such applicable due date. This deposit is recorded in other assets in the consolidated balance sheet at September 30, 2021.

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

The Refinery Purchase Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Vertex Operating or Seller in the event the closing has not occurred by May 26, 2022 (the “Refinery Purchase Outside Date”, subject to extensions as discussed in the Purchase and Sale Agreement), in the event such failure to close is not a result of Vertex Operating’s or Seller’s breach of the agreement, respectively, or the failure to obtain any government consent; or by Vertex Operating or Seller, if the other party has breached any representation, warranty or covenant set forth in the agreement, subject to certain cases to the right to cure such breach, or required regulatory approvals have not been received as of the Refinery Purchase Outside Date.

The Refinery Purchase Agreement provides that if all conditions to closing are satisfied other than government approvals and required permits and registrations, then the Refinery Purchase Outside Date is extended to such date as the parties mutually agree; provided, however, in the event the parties do not mutually agree, then the Refinery Purchase Outside Date is automatically extended to May 26, 2023.

The Refinery Purchase Agreement contemplates the Company and the Seller entering into various supply and offtake agreements at closing.

The Mobile Acquisition is expected to close in the first quarter of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the Mobile Acquisition, receipt of regulatory approvals and required consents, absence of a material adverse effect and the Company raising sufficient cash to pay such aggregate purchase price. The Company anticipates financing the transaction through the recent sale of convertible notes (see “Note 16. Subsequent Events”) and the entry into a debt facility. The Company has not entered into any definitive lending agreements regarding such debt fundings to date, and such debt funding may not be available on favorable terms, if at all. The Company may also generate cash through asset divestitures. The conditions to the closing of the Mobile Acquisition may not be met, and such closing may not ultimately occur on the terms set forth in the Refinery Purchase Agreement, if at all.

Upon completion of the transaction and provided that Vertex’s fundraising initiatives are successful, Vertex plans to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis, $13.0 million of which, for engineering services and for the initial payments of purchase orders for long lead-time equipment associated with the capital project, are expected to be expended prior to closing such acquisition, with funds raised through the sale of the November 2021 convertible notes (see “Note 16. Subsequent Events”).

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

Safety-Kleen Sale Agreement
On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex LA, (“Vertex ”), OH, CMT, and H&H, as sellers, and Safety-Kleen, dated as of June 28, 2021.

Pursuant to the Sale Agreement, Safety-Kleen agreed to acquire the Company’s Marrero used oil refinery in Louisiana (currently owned by Vertex LA); our Heartland used oil refinery in Ohio (currently owned by Vertex OH); our H&H and Heartland UMO collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights CMT holds to a lease on the Cedar Marine terminal in Baytown, Texas (“UMO Business”).

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

The Sale Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Safety-Kleen in the event the closing has not occurred by December 31, 2021 (the “Sale Agreement Outside Date”, subject to certain extensions as discussed in the Sale Agreement), in the event such failure to close is not a result of Safety-Kleen’s breach of the agreement, provided that if the failure to close is the result of the failure to obtain certain government consents or the failure of the Company to obtain the required shareholder approval for the transaction, either party may extend the Sale Agreement Outside Date for up to an additional 90 days; by the Company or Safety-Kleen, if the other party has breached the agreement, subject to certain cases to the right to cure such breach; by the Company if it becomes apparent that the closing of the Sale Agreement will not occur due to certain reasons, including if any of Safety-Kleen’s required conditions to closing conditions will not be fulfilled by the Sale Agreement Outside Date, unless such failure is the result of the Company. In the event that the Sale Agreement is terminated as a result of the failure of the Company’s shareholders to approve the transaction, we are required to reimburse all of Safety-Kleen’s out-of-pocket expenses (including all fees and expenses of counsel, accountants, investment bankers, financing sources, experts and consultants) incurred in connection with the authorization, preparation, negotiation, execution and performance of the Sale Agreement and the transactions contemplated therein (the “Reimbursement”).

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

The Sale Agreement is expected to close in the first half of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the transaction, and receipt of regulatory approvals and required consents. We are currently responding to inquiries received from the Federal Trade Commission (the “FTC”), which is not required to rule on the matter until the expiration of 30 days following submission of our responses which is not expected to occur before November 30, 2021, if then. The Sale Agreement also required us to hold a shareholders meeting to seek shareholder approval for the Sale Agreement, which shareholder approval was received in September 2021. The conditions to the closing of the Sale Agreement may not be met, and such closing may not ultimately occur on the terms set forth in the Sale Agreement, if at all.

Houlihan Lokey acted as financial advisor to the Company on the transaction. Vallum Advisors acted as financial communications counsel to the Company.

NOTE 4. REVENUES

Disaggregation of Revenue

The following tables present our revenues disaggregated by geographical market and revenue source:

	Three Months Ended September 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$446,676	$24,572,390	$3,955,405	$28,974,471
Sources of Revenue
Pygas	$—	$3,736,534	$—	$3,736,534
Industrial fuel	—	417,096	—	417,096
Distillates	—	20,418,760	—	20,418,760
Oil collection services	158,676	—		158,676
Metals	—	—	3,669,411	3,669,411
Other re-refinery products	—	—	285,994	285,994
VGO/Marine fuel sales	288,000	—	—	288,000
Total revenues	$446,676	$24,572,390	$3,955,405	$28,974,471

	Nine Months Ended September 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$1,300,220	$67,683,034	$15,840,222	$84,823,476
Sources of Revenue
Pygas	$—	$10,570,907	$—	$10,570,907
Industrial fuel	—	1,138,311	—	1,138,311
Distillates	—	55,973,816	—	55,973,816
Oil collection services	436,220	—	3,423	439,643
Metals	—	—	15,464,375	15,464,375
Other re-refinery products	—	—	372,424	372,424
VGO/Marine fuel sales	864,000	—	—	864,000
Total revenues	$1,300,220	$67,683,034	$15,840,222	$84,823,476

	Three Months Ended September 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$288,000	$13,501,751	$2,459,561	$16,249,312
Sources of Revenue
Pygas	$—	$1,184,434	$—	$1,184,434
Industrial fuel	—	82,644	—	82,644
Distillates	—	12,234,673	—	12,234,673
Metals	—	—	2,459,561	2,459,561
VGO/Marine fuel sales	288,000	—	—	288,000
Total revenues	$288,000	$13,501,751	$2,459,561	$16,249,312

	Nine Months Ended September 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$864,000	$22,309,670	$7,286,936	$30,460,606
Sources of Revenue
Pygas	$—	$4,815,040	$—	$4,815,040
Industrial fuel	—	135,396	—	135,396
Distillates	—	17,359,234	—	17,359,234
Metals	—	—	7,286,936	7,286,936
VGO/Marine fuel sales	864,000	—	—	864,000
Total revenues	$864,000	$22,309,670	$7,286,936	$30,460,606

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts receivable trade	$6,779,049	$5,211,621
Allowance for doubtful accounts	(982,565)	(352,774)
Accounts receivable trade, net	$5,796,484	$4,858,847

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT

On April 24, 2020, (a) Encina Business Credit, LLC (“EBC”) and the lenders under our February 2017 Revolving Credit Agreement with EBC (the “EBC Lenders”), and Vertex Operating, entered into a Fourth Amendment and Limited Waiver to Credit Agreement, effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the EBC Credit Agreement; and (b) the EBC Lenders and Vertex Operating entered into a Fourth Amendment and Limited Waiver to our February 2017 ABL Credit Agreement, (the “Revolving Credit Agreement”), effective on April 24, 2020, pursuant to which the EBC Lenders agreed to amend the Revolving Credit Agreement (collectively, the “Waivers”). The Waivers amended the credit agreements to extend the due date of amounts owed thereunder from February 1, 2021 to February 1, 2022.

On August 7, 2020, the Company and Vertex Operating entered into a Fifth Amendment to Credit Agreement with EBC (the “Fifth Amendment”), which amended the EBC Credit Agreement to provide the Company up to a $2 million term loan to be used for capital expenditures (the “CapEx Loan”), which amounts may be requested from time to time by the Company, provided that not more than four advances of such amount may be requested, with each advance being not less than $500,000 (in multiples of $100,000). The amendment also provided that any prepayments of the EBC Credit Agreement would first be applied to the term loan and then to the CapEx Loan. The CapEx Loan bears interest at the rate of LIBOR (0.08% at September 30, 2021) plus 7%, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the CapEx Loan in monthly installments of 1/48th of the amount borrowed, each month that the CapEx Loan is outstanding, with a final balloon payment due at maturity. The obligation of EBC to fund the CapEx Loan is subject to customary conditions and requirements set forth in the Fifth Amendment, including the requirement that the Company has maintained daily availability under the ABL Credit Agreement greater than $1 million for the last thirty days, and that such availability would remain over $1 million, on a pro forma basis with such new loan. We are also required to provide the agent for the EBC Credit Agreement, a first priority security interest in the rolling stock collection assets or other assets acquired with the CapEx Loan.

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

On January 18, 2021, the Company, Vertex Operating and EBC as agent for the lenders named therein, and such lenders, entered into a Sixth Amendment to Credit Agreement (the “6th Amendments”), which amended the EBC Credit Agreement and the Revolving Credit Agreement, between Vertex Operating, the Company, substantially all of the Company’s subsidiaries, EBC, as agent for the lenders named therein, and such lenders, to permit availability at any time to be less than (a) $1,000,000 at any time during the period commencing on December 31, 2020 through and including March 31, 2021 and (b) $2,000,000 at any time from and after April 1, 2021.

On May 26, 2021, the Company, Vertex Operating and EBC as agent for the lenders named therein, and such lenders, entered into a Seventh Amendment to Credit Agreement and a Seventh Amendment to ABL Credit Agreement (collectively, the “7th Amendments”), which amended the EBC Credit Agreement and Revolving Credit Agreement, to allow the Company to enter into the Refinery Purchase Agreement, subject to the Company agreeing to not use any funds from the Revolving Credit Agreement towards such Refinery Purchase Agreement or to pay amounts in connection with a $10 million deposit note in connection with such Refinery Purchase Agreement.

On July 1, 2021, the Company and Vertex Operating entered into an Eighth Amendment to Credit Agreement with EBC (the “8th Amendment”), which amendment amended the EBC Credit Agreement. Pursuant to the 8th Amendment, Encina Business Credit SPV, LLC agreed to loan the Company $5 million under the terms of the EBC Credit Agreement (the “Term Loan”), under the stipulation that the Company use such loaned funds solely to paydown amounts owed under the $10 million deposit note payable in connection with the entry into the Refinery Purchase Agreement ( the "Deposit Note"). The $5 million Term Loan bears interest at the variable-rate of LIBOR (0.08% at September 30, 2021) plus 6.5% per year, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the Term Loan in monthly installments of 1/48th of the amount borrowed, each month that the Term Loan is outstanding, with a final balloon payment due at maturity. The Term Loan is subject to customary events of defaults and other covenants set forth in the EBC Credit Agreement. The Term Loan is secured by Encina’s security interests over substantially all of our assets.

On November 1, 2021, the Company repaid in full the amounts owed to the EBC Lenders (see “Note 16. Subsequent Events”).

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

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $3,562,608 at September 30, 2021 and $1,183,543 at December 31, 2020.

Finance Leases

On April 2, 2020, the Company obtained one finance lease with payments of $9,322 per month for three years and on July 28, 2020, the Company entered into another finance lease with payments of $3,545 per month for three years. The amount of the finance lease obligation has been reduced to $0 at September 30, 2021.

On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation has been reduced to $0 at September 30, 2021.

The Company's outstanding debt facilities as of September 30, 2021 and December 31, 2020 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$9,758,000	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,102,170	1,378,819
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	346,321	436,411
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	103,414	131,303
Loan-Leverage Lubricants	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	—
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	—	4,222,000
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	3,562,608	1,183,543
Total					$14,931,213	$12,920,326
Deferred finance costs					(62,500)	—
Total, net of deferred finance costs					$14,868,713	$12,920,326

Future contractual maturities of notes payable as of September 30, 2021 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$9,758,000	$—	$—	$—	$—	$—
Encina Business Credit, LLC	1,102,170	—	—	—	—	—
John Deere Note	37,991	38,933	26,490	—	—	—
Well Fargo Equipment Lease- Ohio	346,321	—	—	—	—	—
Loan-Leverage Lubricants	—	683	1,290	1,340	1,391	53,996
Various institutions	3,562,608	—	—	—	—	—
Totals	$14,807,090	$39,616	$27,780	$1,340	$1,391	$53,996
Deferred finance costs, net	(62,500)	—	—	—	—	—
Totals, net of deferred finance costs	$14,744,590	$39,616	$27,780	$1,340	$1,391	$53,996
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended September 30, 2021 and 2020 excludes: 1) options to purchase 915,179 and 5,140,288 shares, respectively, of common stock, 2) warrants to purchase 55,563 and 8,633,193 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 0 and 3,883,449 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 0 and 7,004,236 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 385,601 and 419,859 shares of common stock as of September 30, 2021 and 2020. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the nine months ended September 30, 2021 and 2020 excludes: 1) options to purchase 4,195,168 and 5,140,288 shares, respectively, of common stock, 2) warrants to purchase 288,458 and 8,633,193 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 0 and 3,883,449 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 0 and 7,004,236 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 385,601 and 419,859 shares of common stock as of September 30, 2021 and 2020.

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, our Series A Preferred Stock, Series C Preferred Stock, and Series B and B1 Preferred Stock are considered participating securities. Basic earnings per common share are calculated by dividing the net income, adjusted for preferred dividends and income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilutions that would occur if any potential dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or two-class method. Other potentially dilutive securities include preferred stock, stock options and warrants, and restricted stock. These are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. During the periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic loss per Share
Numerator:
Net income (loss) available to shareholders from continuing operations	$7,066,459	$(3,073,064)	$(16,747,698)	$(19,717,769)
Net income (loss) available to shareholders from discontinued operations, net of tax	878,357	(1,270,814)	5,281,177	(5,359,079)
Net income (loss) available to common shareholders	$7,944,816	$(4,343,878)	$(11,466,521)	$(25,076,848)
Denominator:
Weighted-average common shares outstanding	61,348,508	45,554,841	53,963,617	45,494,235
Continuing operations	$0.12	$(0.07)	$(0.31)	$(0.43)
Discontinued operations, net of tax	$0.01	$(0.03)	$0.10	$(0.12)
Basic earnings (loss) per share	$0.13	$(0.10)	$(0.21)	$(0.55)

Diluted Earnings per Share
Numerator:
Net income (loss) available to shareholders from continuing operations	$7,066,459	$(3,073,064)	$(16,747,698)	$(19,717,769)
Net income (loss) available to shareholders from discontinued operations, net of tax	878,357	(1,270,814)	5,281,177	(5,359,079)
Net income (loss) available to common shareholders	$7,944,816	$(4,343,878)	$(11,466,521)	$(25,076,848)
Denominator:
Weighted-average shares outstanding	61,348,508	45,554,841	53,963,617	45,494,235
Effect of dilutive securities
Stock options and warrants	2,871,217	—	—	—
Preferred stock	385,601	—	—	—
Diluted weighted-average shares outstanding	64,605,326	45,554,841	53,963,617	45,494,235
Continuing operations	$0.11	$(0.07)	$(0.31)	$(0.43)
Discontinued operations, net of tax	$0.01	$(0.03)	$0.10	$(0.12)
Diluted earnings (loss) per share	$0.12	$(0.10)	$(0.21)	$(0.55)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2021, there were 63,003,766 common shares issued and outstanding.

During the nine months ended September 30, 2021, the Company issued 15,653,085 shares of common stock in connection with the conversion of Series A, Series B and B1 Convertible Preferred Stock, and exercise of warrants into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 1,795,840 shares of common stock in connection with the exercise of options.

During the nine months ended September 30, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversion of Series B1 Convertible Preferred Stock into common stock of the Company, pursuant to the terms of such securities.

Series B Exchange Agreements

On February 23, 2021, the Company entered into a Series B Preferred Stock Exchange Agreement with Pennington Capital LLC, the then holder of shares of Series B Preferred Stock, pursuant to which the holder exchanged 822,824 shares of the Series B Preferred Stock of the Company which it held, which had an aggregate liquidation preference of $2,550,754 ($3.10 per share), for 1,261,246 shares of the Company’s common stock (based on an exchange ratio equal to approximately the five-day volume-weighted average price per share of the Company’s common stock on the date the Exchange Agreement was entered into). The Series B Preferred Stock shares were subsequently returned to the Company and cancelled in consideration for the issuance of the 1,261,246 shares of common stock. The Exchange Agreement included customary representations and warranties of the parties. This resulted in a deemed dividend recognition of $267,899 due to more shares being issued than were provided in the original agreement.

On March 2, 2021, the Company entered into a Series B Preferred Stock Exchange Agreement with Carrhae & Co FBO Wasatch Micro Cap Value Fund, the then holder of shares of Series B Preferred Stock, pursuant to which the holder exchanged 708,547 shares of the Series B Preferred Stock of the Company which it held, which had an aggregate liquidation preference of $2,196,496 ($3.10 per share), for 1,098,248 shares of the Company’s common stock (based on an exchange ratio equal to $2.00 per share of common stock). The Series B Preferred Stock was returned to the Company and cancelled in consideration for the issuance of the 1,098,248 shares of common stock. The Exchange Agreement included customary representations and warranties of the parties. This resulted in a deemed dividend recognition of $362,422 due to more shares being issued than were provided in the original agreement.

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

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of September 30, 2021 and December 31, 2020, there were 385,601 and 419,859 shares, respectively, of Series A Preferred Stock issued and outstanding. As of September 30, 2021 and December 31, 2020, there were 4,102,690 and 4,102,690 shares issued and 0 and 4,102,690 shares of Series B Preferred Stock outstanding, respectively. As of September 30, 2021 and December 31, 2020, there were 7,399,649 and 7,399,649 shares issued and 0 and 7,399,649 shares of Series B1 Preferred Stock outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, during the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at beginning of period	$12,718,339	$11,006,406
Less: conversions of shares to common	(8,446,837)	—
Less: exchanges of shares to common	(4,747,250)	—
Plus: discount accretion	—	854,364
Plus: dividends in kind	475,748	547,349
Balance at end of period	$—	$12,408,119

At September 30, 2021 and December 31, 2020, a total of $0 and $317,970 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended September 30, 2021 and 2020, we paid dividends in-kind in additional shares of Series B Preferred Stock of $0 and $188,837, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrued a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock was redeemed or converted into common stock, which preferred stock was automatically converted into common stock effective on June 25, 2021.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying unaudited consolidated balance sheet, for the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at beginning of period	$11,036,173	$12,743,047
Less: conversions of shares to common	(12,046,441)	(3,368,474)
Plus: discount accretion	507,282	646,031
Plus: dividends in kind	502,986	546,557
Balance at end of period	$—	$10,567,161

As of September 30, 2021 and December 31, 2020, respectively, a total of $0 and $288,594 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended September 30, 2021 and 2020, we paid dividends in-kind in additional shares of Series B1 Preferred Stock of $0 and $171,380, respectively. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrued a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock was redeemed or converted into common stock, which preferred stock was automatically converted into common stock effective on June 24, 2021.

The Series B1 Warrants were revalued at September 30, 2021 and December 31, 2020 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,072,620 and $330,412, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 66%-202%, risk free interest rate of 4.50% and expected term of 0.25 years. The

Series B Warrants expired pursuant to their terms on December 24, 2020. The Series B1 Warrants will expire pursuant to their terms on November 13, 2021.

The following is an analysis of changes in the derivative liability for the nine months ended September 30:

Level Three Roll-Forward
	2021	2020
Balance at beginning of period	$330,412	$1,969,216
Value of warrants exercised	(10,637,914)	—
Change in valuation of warrants	11,380,122	(1,844,369)
Balance at end of period	$1,072,620	$124,847

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

Segment information for the three and nine months ended September 30, 2021 and 2020 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Pygas	$—	$3,736,534	$—	$3,736,534
Industrial fuel	—	417,096	—	417,096
Distillates (1)	—	20,418,760	—	20,418,760
Oil collection services	158,676	—		158,676
Metals (2)	—	—	3,669,411	3,669,411
Other re-refinery products (3)	—	—	285,994	285,994
VGO/Marine fuel sales	288,000	—	—	288,000
Total revenues	446,676	24,572,390	3,955,405	28,974,471
Cost of revenues (exclusive of depreciation and amortization shown separately below)	402,988	23,897,264	3,761,246	28,061,498
Depreciation and amortization attributable to costs of revenues	18,420	29,844	78,531	126,795
Gross profit (loss)	25,268	645,282	115,628	786,178
Selling, general and administrative expenses	3,675,190	1,034,024	235,505	4,944,719
Depreciation and amortization attributable to operating expenses	26,916	—	—	26,916
Loss from operations	$(3,676,838)	$(388,742)	$(119,877)	$(4,185,457)

THREE MONTHS ENDED SEPTEMBER 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Pygas	$—	$1,184,434	$—	$1,184,434
Industrial fuel	—	82,644	—	82,644
Distillates (1)	—	12,234,673	—	12,234,673
Oil collection services	—	—	—	—
Metals (2)	—	—	2,459,561	2,459,561
Other re-refinery products (3)	—	—	—	—
VGO/Marine fuel sales	288,000	—	—	288,000
Total revenues	288,000	13,501,751	2,459,561	16,249,312
Cost of revenues (exclusive of depreciation and amortization shown separately below)	189,947	13,217,757	1,917,210	15,324,914
Depreciation and amortization attributable to costs of revenues	3,985	31,829	79,748	115,562
Gross profit	94,068	252,165	462,603	808,836
Selling, general and administrative expenses	987,424	696,611	148,032	1,832,067
Depreciation and amortization attributable to operating expenses	26,916	1,086	—	28,002
Income (loss) from operations	$(920,272)	$(445,532)	$314,571	$(1,051,233)

NINE MONTHS ENDED SEPTEMBER 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Pygas	$—	$10,570,907	$—	$10,570,907
Industrial fuel	—	1,138,311	—	1,138,311
Distillates (1)	—	55,973,816	—	55,973,816
Oil collection services	436,220	—	3,423	439,643
Metals (2)	—	—	15,464,375	15,464,375
Other re-refinery products (3)	—	—	372,424	372,424
VGO/Marine fuel sales	864,000	—	—	864,000
Total revenues	1,300,220	67,683,034	15,840,222	84,823,476
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,045,608	64,503,727	13,770,343	79,319,678
Depreciation and amortization attributable to costs of revenues	56,983	97,658	204,264	358,905
Gross profit (loss)	197,629	3,081,649	1,865,615	5,144,893
Selling, general and administrative expenses	9,030,142	2,481,541	600,268	12,111,951
Depreciation and amortization attributable to operating expenses	80,748	—	—	80,748
Income (loss) from operations	$(8,913,261)	$600,108	$1,265,347	$(7,047,806)

NINE MONTHS ENDED SEPTEMBER 30, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Pygas	$—	$4,815,040	$—	$4,815,040
Industrial fuel	—	135,396	—	135,396
Distillates (1)	—	17,359,234	—	17,359,234
Oil collection services	—	—	—	—
Metals (2)	—	—	7,286,936	7,286,936
Other re-refinery products (3)	—	—		—
VGO/Marine fuel sales	864,000	—	—	864,000
Total revenues	864,000	22,309,670	7,286,936	30,460,606
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$567,898	$21,750,686	$6,280,290	28,598,874
Depreciation and amortization attributable to costs of revenues	3,985	101,152	222,535	327,672
Gross profit	292,117	457,832	784,111	1,534,060
Selling, general and administrative expenses	3,780,366	1,867,028	396,656	6,044,050
Depreciation and amortization attributable to operating expenses	44,860	3,258	—	48,118
Income (loss) from operations	$(3,533,109)	$(1,412,454)	$387,455	$(4,558,108)

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
The year to date loss at September 30, 2021 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $38.9 million as of September 30, 2021 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $2.3 million from January 1, 2021 through September 30, 2021.

NOTE 12. COMMODITY DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments to manage its exposure to fluctuations in the underlying commodity prices of its inventory. The Company’s management sets and implements hedging policies, including volumes, types of instruments and counterparties, to support oil prices at targeted levels and manage its exposure to fluctuating prices.

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

The mark-to-market effects of these contracts as of September 30, 2021 and December 31, 2020, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

As of September 30, 2021
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Sep. 2021- Oct. 2021	$98.22	35,000	$(155,929)

As of December 31, 2020
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Futures	Dec. 2020-Mar. 2021	$62.33	55,000	$(94,214)

The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 are presented in the table below.

Balance Sheet Classification	Contract Type	2021	2020

Derivative commodity liability	Futures	$(155,929)	$(94,214)

For the three months ended September 30, 2021 and 2020, we recognized a $277,419 loss and a $4,557 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues. For the nine months ended September 30, 2021 and 2020, we recognized a $2,204,606 loss and a $4,489,355 gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 13. LEASES

Finance Leases

Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended September 30, 2021 and 2020 were $3,258 and $3,258, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended September 30, 2021 and 2020 were $0 and $74, respectively, and are included in interest expense on the unaudited consolidated statements of operations. The associated amortization expenses for the nine months ended September 30, 2021 and 2020 were $9,774 and $9,774, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the nine months ended September 30, 2021 and 2020 were $16 and $359, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Line of Credit and Long-Term Debt” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and nine months ended September 30, 2021 and 2020. Total operating lease costs for both the three months ended September 30, 2021 and 2020 were $218,176 and $203,969, respectively. Total operating lease costs for both the nine months ended September 30, 2021 and 2020 were $646,310 and $596,449, respectively.
Cash Flows
Cash paid for amounts included in operating lease liabilities, including some small leases with initial terms less than twelve months was $0.4 million and $1.6 million during the nine months ended September 30, 2021 and 2020, and is included in operating cash flows. Cash paid for amounts included in finance lease was $91,893 and $93,438 during the nine months ended September 30, 2021 and 2020, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2021:

September 30, 2021
	Facilities	Equipment	Plant	Total
Year 1	$214,937	$7,500	$650,257	$872,694
Year 2	195,017	7,500	650,257	852,774
Year 3	38,400	7,500	650,257	696,157
Year 4	38,400	4,375	650,257	693,032
Year 5	12,800	—	650,257	663,057
Thereafter	—	—	3,684,844	3,684,844
Total lease payments	$499,554	$26,875	$6,936,129	$7,462,558
Less: interest	(58,160)	(2,626)	(2,551,660)	(2,612,446)
Present value of operating lease liabilities	$441,394	$24,249	$4,384,469	$4,850,112

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2021:

Remaining lease term and discount rate:	September 30, 2021
Weighted average remaining lease terms (years)
Lease facilities	5.20
Lease equipment	0.60
Lease plant	11.50
Weighted average discount rate
Lease facilities	9.05%
Lease equipment	8.00%
Lease plant	9.37%
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
NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement
Amounts received by MG SPV from its direct sale of Class B Units to Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) may only be used for additional investments in the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”) or for day to day operations at the MG Refinery. At September 30, 2021, $0.05 million reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of July 26, 2019 (the “MG Closing Date”) and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. The Company did not pay the preferential yield during the nine months ended September 30, 2021. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (b) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of Vertex Operating to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the nine months ended September 30, 2021.
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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net loss of $200,218 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $1,176,683 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of September 30, 2021 of $6,449,306. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Beginning balance	$5,472,841	$4,396,894
Net loss attributable to redeemable non-controlling interest	(200,218)	(120,031)
Change in ownership	—	71,171
Accretion of non-controlling interest to redemption value	1,176,683	833,354
Ending balance	$6,449,306	$5,181,388

Heartland Share Purchase and Subscription Agreement

On January 17, 2020 (the “Heartland Closing Date”), Vertex Operating, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, and solely for the purposes of a guaranty, the Company, and Heartland SPV, entered into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”).

Prior to entering into the Heartland Share Purchase, the Company transferred 100% of the ownership of Vertex Refining OH, LLC, its indirect wholly-owned subsidiary to Heartland SPV in consideration for 13,500 Class A Units, 13,500 Class A-1 Preferred Units and 11,300 Class B Units of Heartland SPV and immediately thereafter contributed 248 Class B Units to the Company’s wholly-owned subsidiary, Vertex Splitter Corporation, a Delaware corporation (“Vertex Splitter”), as a contribution to capital.

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

The Company’s consolidated financial statements include the assets, liabilities and results of operations of Heartland SPV for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in net loss attributable to noncontrolling interests and redeemable noncontrolling interest in the consolidated statements of income and noncontrolling interests in the consolidated balance sheets.
The following table summarizes the carrying amounts of Heartland SPV’s assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$7,229,786	$7,890,886
Accounts receivable, net	7,601,929	3,591,468
Inventory	927,810	629,667
Prepaid expense and other current assets	1,567,763	926,203
Total current assets	17,327,288	13,038,224

Fixed assets, net	7,290,467	6,549,139
Finance lease right-of-use assets	805,313	1,031,353
Operating lease right-of-use assets	237,217	299,758
Intangible assets, net	876,440	1,064,624
Other assets	106,643	108,643
Total assets	$26,643,368	$22,091,741

Accounts payable	$2,290,245	$1,753,160
Accrued expenses	630,442	307,340
Finance lease liability-current	692,274	346,029
Operating lease liability-current	181,644	251,037
Total current liabilities	3,794,605	2,657,566

Finance lease liability-long term	—	643,446
Operating lease liability-long term	55,573	48,721
Total liabilities	$3,850,178	$3,349,733

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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net income of $7,183,268 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At September 30, 2021, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 exceeded the redemption value of $30,802,527.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Beginning balance	$26,138,833	$—
Initial adjustment of carrying amount of non-controlling interest	—	11,908,932
Net income attributable to redeemable non-controlling interest	7,183,268	35,449
Accretion of non-controlling interest to redemption value	—	12,802,442
Ending balance	$33,322,101	$24,746,823

The amount of accretion of redeemable noncontrolling interest to redemption value of $1,176,683 is presented as an adjustment to net income attributable to Vertex Energy, Inc., to arrive at net income available to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the nine months ended September 30, 2021.

Vertex currently plans to use the proceeds from the sale of UMO Business to pay amounts required to be paid to Tensile in connection with the Company’s planned acquisition of the ownership interests of Tensile held indirectly in two special purpose entities as described above.

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

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note are due ninety days after the date of the note or within five (5) days of the closing of the Sale Agreement described below (whichever is earlier), and may be prepaid at any time without penalty. In the event the Heartland Note is not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible. The Heartland Note includes customary events of defaults. The Company used the funds borrowed under the Heartland Note, to paydown a portion of the Deposit Note, with the remaining funds coming from a loan from EBC as discussed above.

NOTE 15. DISCONTINUED OPERATIONS

During the third quarter of 2021, the Company initiated and began executing a strategic plan to sell its UMO Business. An investment banking advisory services firm was engaged and actively marketed this segment. On September 28, 2021, the shareholders approved the proposed sale of its portfolio of used motor oil collection and recycling assets to Safety-Kleen.

The Company met all of the criteria to classify the UMO Business’s assets and liabilities as held for sale in the third quarter 2021. The Company has classified the assets, liabilities, and results of operations for this business as “Discontinued Operations” for all periods presented.

Disposal of the UMO Business represented a strategic shift that will have a major effect on the Company’s operations and financial results.

On June 29, 2021, the Company announced that it had entered into a definitive agreement to sell its portfolio of used motor oil collection and recycling assets (the UMO business) to Safety-Kleen, a subsidiary of Clean Harbors, Inc. (“Clean Harbors”) for total cash consideration of $140 million, subject to working capital and other adjustments, and subject to certain closing conditions, including regulatory approvals and a shareholder vote. After retiring term debt, together with the payment of transaction-related fees and financial obligations, total net cash proceeds from the transaction to Vertex are expected to be approximately $90 million.

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and nine months ended September 30, 2021, and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$36,950,919	$21,422,320	$104,956,817	$65,364,581
Cost of revenues (exclusive of depreciation shown separately below)	26,867,718	15,861,769	71,860,804	51,622,468
Depreciation and amortization attributable to costs of revenues	1,294,157	971,258	3,803,216	3,175,134
Gross profit	8,789,044	4,589,293	29,292,797	10,566,979
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	4,938,494	4,697,503	15,099,782	13,792,598
Depreciation and amortization expense attributable to operating expenses	455,953	681,209	1,367,859	1,593,115
Total Operating expenses	5,394,447	5,378,712	16,467,641	15,385,713
Income (loss) from operations	3,394,597	(789,419)	12,825,156	(4,818,734)
Other income (expense)
Other income (expense)	—	—	—	101
Interest expense	(116,099)	(137,514)	(360,711)	(504,997)
Total other income (expense)	(116,099)	(137,514)	(360,711)	(504,896)
Income (loss) before income tax	3,278,498	(926,933)	12,464,445	(5,323,630)
Income tax benefit (expense)	—	—	—	—
Income (loss) from discontinued operations, net of tax	3,278,498	$(926,933)	$12,464,445	$(5,323,630)

The assets and liabilities held for sale on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are as follows

	September 30, 2021	December 31, 2020
ASSETS
Accounts receivable, net	$10,756,838	$6,280,086
Inventory	6,119,150	2,981,551
Prepaid expenses	370,184	1,269,310
Property and equipment, at cost	32,188,708	—
Finance lease right-of-use assets	1,209,827	—
Operating lease right-of use assets	28,898,931	—
Intangible assets, net	7,563,036	—
Other assets	563,493	—
Total current assets	87,670,167	10,530,947

Property and equipment, at cost	—	32,517,979
Finance lease right-of-use assets	—	1,518,611
Operating lease right-of use assets	—	28,581,379
Intangible assets, net	—	8,930,895
Other assets	—	615,293
Total noncurrent assets	—	72,164,157

Assets held for sale	$87,670,167	$82,695,104

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,824,664	$8,065,368
Accrued expenses	2,355,719	1,072,873
Finance lease liability-current	686,402	373,529
Operating lease liability-current	28,898,931	4,831,038
Total current liabilities	38,765,716	14,342,808

Finance lease liability-noncurrent	—	630,099
Operating lease liability-noncurrent	—	23,750,341
Total noncurrent liabilities	—	24,380,440

Liabilities held for sale	$38,765,716	$38,723,248

The Board of Directors considered a number of factors before deciding to enter into the Sale Agreement, including, among other factors, the price to be paid by Safety-Kleen for the UMO Business, the scope of the sale process with respect to the UMO Business that led to entering into the Sale Agreement, the future business prospects of the UMO Business, including the costs to remain competitive and grow, the opinion of H.C. Wainwright & Co., LLC that the terms were fair, from a financial point of view, the planned acquisition of the Mobile Refinery, and the planned change in business focus associated therewith, and the terms and conditions of the Sale Agreement.

The Company met all of the criteria to classify the UMO Business’s assets and liabilities as held for sale in the third quarter 2021. The Company has classified the assets, liabilities, and results of operations for this business as “Discontinued Operations” for all periods presented.
Disposal of the UMO business represented a strategic shift that would have a major effect on the Company’s operations and financial results.

NOTE 16. SUBSEQUENT EVENTS

Indenture and Convertible Notes

On November 1, 2021, we issued $155.0 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Notes”) pursuant to an Indenture (the “Indenture”), dated November 1,2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering (the “Note Offering”) to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, pursuant to Securities Purchase Agreements.

The net proceeds from the offering, after deducting placement agent fees and estimated offering costs and expenses payable by the Company, were approximately $133.9 million. The Company intends to use approximately (1) $33.7 million of the net proceeds from the offering to fund a portion of the funds payable in connection with the Refinery Purchase Agreement, (2) $13.0 million of the net proceeds from the offering for engineering services and for the initial payments of purchase orders for long lead-time equipment associated with a capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel in advance of the purchase, (3) $10.9 million of the net proceeds from the offering to repay amounts owed by the Company under its credit facilities with Encina Business Credit, LLC and certain of its affiliates, and (4) $0.4 million of the net proceeds to repay certain secured equipment leases with certain affiliates of Wells Fargo Bank, National Association. The Company intends to use the remainder of the net proceeds for working capital and other general corporate purposes. which may include debt retirement and organic and inorganic growth initiative, provided that the Company has no current specific plans for such uses.

Key terms of the Convertible Notes are as follows:

•Issue price – 90% of the face amount of each Note.

•Interest rate of 6.25% – The Convertible Notes will bear interest at a rate of 6.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.

•Conversion price of approximately $5.89 – The Convertible Notes will be convertible at an initial conversion rate of 169.9235 shares of Vertex Energy’s common stock, per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $5.89 per share, which represents a conversion premium of approximately 37.5% to the last reported sale price of $4.28 per share of the Company’s common stock on The Nasdaq Capital Market on October 26, 2021).

•Maturity date –The Convertible Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted.

•Conversion – Prior to July 1, 2027, the Convertible Notes will be convertible at the option of the holders of the Convertible Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

•Cash settlement of principal amount in connection with conversions – Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company’s stockholders have approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Notes in accordance with the rules of The Nasdaq Capital Market, the Company is required to elect “cash settlement” for all conversions of the Convertible Notes.

•Limited investor put rights – Holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the accreted principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding the repurchase date, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (collectively, a “fundamental change”), subject to certain conditions.

•Optional Redemption – Prior to October 6, 2024, the Convertible Notes will not be redeemable at the Company’s option. On a redemption date occurring on or after October 6, 2024 and on or before the 30 scheduled trading day before the maturity date, the Company may redeem for cash all or part of the Convertible Notes (subject to certain restrictions), at its option, if the last reported sale price of our Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice date at a redemption price equal to 100% of the accreted principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.

•Escrow of proceeds; special mandatory redemption. A total of seventy-five percent (75%) of the net proceeds from the offering were placed into an escrow account to be released to the Company, upon the satisfaction of certain conditions, including the satisfaction or waiver of all of the conditions precedent to the Company’s obligation to consummate the Mobile Acquisition (collectively, the “Escrow Release Conditions”). If the Mobile Acquisition is not consummated on or prior to April 1, 2022, if the Company has not certified to the escrow agent that all conditions precedent to the Company’s obligations to consummate the Mobile Acquisition have been satisfied, or if the Company notifies the trustee and the escrow agent in writing that the agreement relating to the purchase of the Mobile Refinery has been terminated, the Convertible Notes will be subject to a special mandatory redemption equal to 100% of the accreted principal amount of the Convertible Notes, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date, plus interest that would have accrued on the Convertible Notes from the special mandatory redemption date to, and including, the date that is nine (9) months after the special mandatory redemption date. If the Escrow Release Conditions have been satisfied or waived, the Company can request that the escrowed funds be released to the Company.

•Conversion rate increase in certain customary circumstances – The Company will also be required to increase the conversion rate for holders who convert their Convertible Notes in connection with a fundamental change and certain other corporate events or convert their Convertible Notes called for optional redemption (or deemed called for redemption) following delivery by the Company of a notice of optional redemption, in either case, in certain circumstances.

The Convertible Notes are Vertex Energy’s senior unsecured obligations.

The Indenture contains additional customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the entire principal amount of all the Convertible Notes plus accrued and unpaid interest, if any, to be immediately due and payable, provided that in the case of an event of default with respect to the Convertible Notes arising from specified events of bankruptcy or insolvency, 100% of the principal of and accrued and unpaid special interest, if any, on the Convertible Notes will automatically become due and payable.

The Company may elect that the sole remedy for an event of default relating to a failure by it to comply with certain reporting obligations set forth in the Indenture, will after the occurrence of such an event of default consist exclusively of the right to receive additional interest on the Convertible Notes at a rate equal to (i) 1.00% per annum of the principal amount of the Convertible Notes outstanding for each day during the period beginning on, and including, the date on which such event of default first occurred and ending on the earlier of (x) the date on which such event of default is cured or validly waived and (y) the 365th day immediately following, and including, the date on which such event of default first occurred. On the 366th day after such event of default (if the event of default relating to the reporting obligations is not cured or waived prior to such 366th day), the Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by notice to us and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable.

If on or after the date that is six months after the last original issue date of the Convertible Notes, the Company has not satisfied the reporting conditions (including, for the avoidance of doubt, the requirement for current Form 10 information) set forth in Rule 144(c) and (i)(2) under the Securities Act, or the Convertible Notes are not otherwise able to be traded pursuant to Rule 144 by holders other than the Company’s affiliates or holders that were affiliates of the Company at any time during the three months immediately preceding (as a result of restrictions pursuant to U.S. securities laws or the terms of the Indenture or the Convertible Notes), the Company will pay additional interest on the Convertible Notes at a rate equal to 1.00% per annum of the principal amount of the Convertible Notes outstanding, in each case for each day for which the Company’s failure to file has occurred and is continuing or the Convertible Notes are not otherwise able to be traded pursuant to Rule 144 as described above.

Initially, a maximum of 36,214,960 shares of common stock may be issued upon conversion of the Convertible Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is subject to customary and other adjustments described in the Indenture.

Wells Fargo Equipment Lease-Ohio

On October 29, 2021, the Company repaid in full the amounts owed to Wells Fargo for the equipment lease with the funds raised through the sale of the Convertible Notes described above.

EBC Lenders Paid Off

On November 1, 2021, the Company repaid in full the amounts owed to the EBC Lenders with the fund raised through the sale of the Convertible Notes described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”,“Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 9, 2021 (the “Annual Report”).

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

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“Feedstock” means a product or a combination of products derived from crude oil and destined for further processing in the refining or re-refining industries. It is transformed into one or more components and/or finished products;

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

“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

“Securities Act” refers to the Securities Act of 1933, as amended; and

“VGO” refers to Vacuum Gas Oil (also known as cat feed) -a feedstock for a fluid catalytic cracker typically found in a crude oil refinery and used to make gasoline No. 2 oil and other byproducts.

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

•Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021, and 2020.

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

Description of Business Activities
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending September 30, 2021, we aggregated approximately 83.2 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 74.2 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
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
Black Oil Segment
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 15, "Discontinued Operations" in the Notes to Financial Statements for additional information.
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

(1) As discussed in greater detail above under “Black Oil Segment”, the Black Oil segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; and (e) the sale of VGO (vacuum gas oil)/marine fuel.

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

Novel Coronavirus (COVID-19)
In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders, which have mainly been terminated of the date of this report. Notwithstanding such ‘stay-at-home’ orders, to date, our operations have for the most part been deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.

We sell products and services primarily in the U.S. domestic oil and gas commodity markets. Throughout the first quarter of 2020, the industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the first quarter of 2020. While global gross domestic product (GDP) growth was impacted by COVID-19 during 2020 and into the first, second and third quarters of 2021, we expect GDP to continue to be impacted globally for the remainder of 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in the fourth quarter of 2021. Our goal through this downturn has been to remain disciplined in allocating capital and to focus on liquidity and cash preservation. We are taking the necessary actions to right-size the business for expected activity levels.

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

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic, the efficacy of, and the willingness of the general public to obtain, vaccines and boosters, further mutations of the virus, as well as the rate of transmission of new COVID-19 variants.

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

The initial base purchase price for the assets is $75 million. In addition, we will also pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures, resulting in an expected total purchase price of approximately $86.7 million.

In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided the Seller a promissory note in the amount of $10 million (the “Deposit Note”), which has been fully funded to date.

In the event of the closing of the transactions contemplated by the Refinery Purchase Agreement, the funded portion of the Deposit Note (the “Deposit”) is credited against the purchase price due to the Seller. In the event the Refinery Purchase Agreement is terminated, the Deposit is non-refundable except as more particularly described in the Refinery Purchase Agreement, which provides that in some circumstances the Company may receive a complete refund of the Deposit or must pay a portion of (or in some cases all) the costs for the Swapkit (defined below) and/or the audit of the Seller’s operations, to the extent requested by the Company.

The Refinery Purchase Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Vertex Operating or Seller in the event the closing has not occurred by May 26, 2022 (the “Refinery Purchase Outside Date”, subject to extensions as discussed in the Purchase and Sale Agreement), in the event such failure to close is not a result of Vertex Operating’s or Seller’s breach of the agreement, respectively, or the failure to obtain any government consent; by Vertex Operating or Seller, if the other party has breached any representation, warranty or covenant set forth in the agreement, subject to certain cases to the right to cure such breach, or required regulatory approvals have not been received as of the Refinery Purchase Outside Date; or by Seller if Vertex Operating fails to remit payment of the Deposit by the Deposit Note Due Date, at which time Seller also has the right to pursue collection under the terms of the Deposit Note, plus interest, if any, and to retain any amounts thereby collected.

The Refinery Purchase Agreement provides that if all conditions to closing are satisfied other than government approvals and required permits and registrations, then the Refinery Purchase Outside Date is extended to such date as the parties mutually agree; provided, however, in the event the parties do not mutually agree, then the Refinery Purchase Outside Date is automatically extended to May 26, 2023.

The Refinery Purchase Agreement contemplates the Company and the Seller entering into various supply and offtake agreements at closing.

The Mobile Acquisition is expected to close in the first quarter of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the Mobile Acquisition, receipt of regulatory approvals and required consents, absence of a material adverse effect and the Company raising sufficient cash to pay such aggregate purchase price. The Company anticipates financing the transaction through the recent sale in November 2021 of Convertible Notes (defined below) and the entry into a future debt facility. The Company has not entered into any definitive lending agreements regarding such debt fundings to date, and such debt funding may not be available on favorable terms, if at all. The Company may also generate cash through asset divestitures. The Company may also generate cash through asset divestitures. The conditions to the closing of the Mobile Acquisition may not be met, and such closing may not ultimately occur on the terms set forth in the Refinery Purchase Agreement, if at all.

We plan to launch an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). Certain engineering services and the initial payments of purchase orders for long lead-time equipment associated with the Conversion are expected to be paid in advance of the closing of the Mobile Acquisition in the approximate amount of $13.0 million, and provided that our fundraising initiatives are successful, we plan to follow through with completion of the Conversion at an additional cost of approximately $72.0 million.

In connection with the entry into the Refinery Purchase Agreement, Vertex Operating and the Seller entered into a Swapkit Purchase Agreement (the “Swapkit Agreement”). Pursuant to the agreement, Vertex Operating agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”), at a cost of $8.7 million, which is payable at closing (subject to certain adjustments), or in certain circumstances, upon termination of the Refinery Purchase Agreement.

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

As a result, there are no outstanding shares of Series B or B1 Preferred Stock as of September 30, 2021, or as of the date of this Report.

Safety-Kleen Sale Agreement

On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex Refining LA, LLC (“Vertex LA”), Vertex Refining OH, LLC (“Vertex OH”), Cedar Marine Terminals, L.P. (“CMT”), and H & H Oil, L.P. (“H&H”), as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”), dated as of June 28, 2021.

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

The Sale Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Safety-Kleen in the event the closing has not occurred by December 31, 2021 (the “Sale Agreement Outside Date”, subject to certain extensions as discussed in the Sale Agreement), in the event such failure to close is not a result of Safety-Kleen’s breach of the agreement, provided that if the failure to close is the result of the failure to obtain certain government consents or the failure of the Company to obtain the required shareholder approval for the transaction, either party may extend the Sale Agreement Outside Date for up to an additional 90 days; by the Company or Safety-Kleen, if the other party has breached the agreement, subject to certain cases to the right to cure such breach; by the Company if it becomes apparent that the closing of the Sale Agreement will not occur due to certain reasons, including if any of Safety-Kleen’s required conditions to closing conditions will not be fulfilled by the Sale Agreement Outside Date, unless such failure is the result of the Company. In the event that the Sale Agreement is terminated as a result of the failure of the Company’s shareholders to approve the transaction, we are required to reimburse all of Safety-Kleen’s out-of-pocket expenses (including all fees and expenses of counsel, accountants, investment bankers, financing sources, experts and consultants) incurred in connection with the authorization, preparation, negotiation, execution and performance of the Sale Agreement and the transactions contemplated therein (the “Reimbursement”).

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

The Sale Agreement is expected to close in the first half of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the transaction, and receipt of regulatory approvals and required consents. We are currently responding to inquiries received from the Federal Trade Commission (the “FTC”), which is not required to rule on the matter until the expiration of 30 days following submission of our responses which is not expected to occur before November 30, 2021, if then. The Sale Agreement also required us to hold a shareholders meeting to seek shareholder approval for the Sale Agreement, which shareholder approval was received in September 2021. The conditions to the closing of the Sale Agreement may not be met, and such closing may not ultimately occur on the terms set forth in the Sale Agreement, if at all.

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

Encina Credit Agreement Term Loan

On November 1, 2021, the Company repaid in full the amounts owed to the EBC Lenders with the funds raised through the sale of the Convertible Notes.

Indenture and Convertible Notes

On November 1, 2021, we issued $155.0 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Notes”) pursuant to an Indenture (the “Indenture”), dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering (the “Note Offering”) to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, pursuant to Securities Purchase Agreements.

The net proceeds from the offering, after deducting placement agent fees and estimated offering costs and expenses payable by the Company, were approximately $133.9 million. The Company intends to use approximately (1) $33.7 million of the net proceeds from the offering to fund a portion of the funds payable in connection with the Refinery Purchase Agreement, (2) $13.0 million of the net proceeds from the offering for engineering services and for the initial payments of purchase orders for long lead-time equipment associated with the Conversion, (3) $10.9 million of the net proceeds from the offering to repay amounts owed by the Company under its credit facilities with Encina Business Credit, LLC and certain of its affiliates, and (4) $0.4 million of the net proceeds to repay certain secured equipment leases with certain affiliates of Wells Fargo Bank, National Association. The Company intends to use the remainder of the net proceeds for working capital and other general corporate purposes, which may include debt retirement and organic and inorganic growth initiative, provided that the Company has no current specific plans for such uses.

Key terms of the Convertible Notes are as follows:

•Issue price – 90% of the face amount of each Note.

•Interest rate of 6.25% – The Convertible Notes will bear interest at a rate of 6.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.

•Conversion price of approximately $5.89 – The Convertible Notes will be convertible at an initial conversion rate of 169.9235 shares of the Company’s common stock, per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $5.89 per share, which represents a conversion premium of approximately 37.5% to the last reported sale price of $4.28 per share of the Company’s common stock on The Nasdaq Capital Market on October 26, 2021).

•Maturity date –The Convertible Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted.

•Conversion – Prior to July 1, 2027, the Convertible Notes will be convertible at the option of the holders of the Convertible Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

•Cash settlement of principal amount in connection with conversions – Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company’s stockholders have approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Notes in accordance with the rules of The Nasdaq Capital Market, the Company is required to elect “cash settlement” for all conversions of the Convertible Notes.

•Limited investor put rights – Holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the accreted principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding the repurchase date, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (collectively, a “fundamental change”), subject to certain conditions.

•Optional Redemption – Prior to October 6, 2024, the Convertible Notes will not be redeemable at the Company’s option. On a redemption date occurring on or after October 6, 2024 and on or before the 30 scheduled trading day before the maturity date, the Company may redeem for cash all or part of the Convertible Notes (subject to certain restrictions), at its option, if the last reported sale price of our Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice date at a redemption price equal to 100% of the accreted principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.

•Escrow of proceeds; special mandatory redemption. A total of seventy-five percent (75%) of the net proceeds from the offering (approximately $100 million) were placed into an escrow account to be released to the Company, upon the satisfaction of certain conditions, including the satisfaction or waiver of all of the conditions precedent to the Company’s obligation to consummate the Mobile Acquisition (collectively, the “Escrow Release Conditions”). If the Mobile Acquisition is not consummated on or prior to April 1, 2022, if the Company has not certified to the escrow agent that all conditions precedent to the Company’s obligations to consummate the Mobile Acquisition have been satisfied, or if the Company notifies the trustee and the escrow agent in writing that the agreement relating to the purchase of the Mobile Refinery has been terminated, the Convertible Notes will be subject to a special mandatory redemption equal to 100% of the accreted principal amount of the Convertible Notes, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date, plus interest that would have accrued on the Convertible Notes from the special mandatory redemption date to, and including, the date that is nine (9) months after the special mandatory redemption date. If the Escrow Release Conditions have been satisfied or waived, the Company can request that the escrowed funds be released to the Company.

•Conversion rate increase in certain customary circumstances – The Company will also be required to increase the conversion rate for holders who convert their Convertible Notes in connection with a fundamental change and certain other corporate events or convert their Convertible Notes called for optional redemption (or deemed called for redemption) following delivery by the Company of a notice of optional redemption, in either case, in certain circumstances.

The Convertible Notes are Vertex Energy’s senior unsecured obligations.

The Indenture contains additional customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the entire principal amount of all the Convertible Notes plus accrued and unpaid interest, if any, to be immediately due and payable, provided that in the case of an event of default with respect to the Convertible Notes arising from specified events of bankruptcy or insolvency, 100% of the principal of and accrued and unpaid special interest, if any, on the Convertible Notes will automatically become due and payable.

The following events are considered an “event of default,” which may result in acceleration of the maturity of the Convertible Notes: (1) default in any payment of interest on any Convertible Note when due and payable and the default continues for a period of 30 consecutive days; (2) default in the payment of the accreted principal amount of any Convertible Note when due and payable at its stated maturity, upon optional redemption, upon any required repurchase, upon declaration of acceleration or otherwise; (3) our failure to comply with our obligation to convert the Convertible Notes in accordance with the Indenture upon exercise of a holder’s conversion right and such failure continues for three business days; (4) our failure to give certain required notices under the Indenture, in each case when due and such failure continues for five business days; (5) our failure to comply with certain of our obligations under the Indenture; (6) our failure for 60 days after written notice from the Trustee or the holders of at least 25% in principal amount of the Convertible Notes then outstanding to comply with any of our other agreements contained in the Convertible Notes or Indenture; (7) default by us or any of our significant subsidiaries with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for borrowed money in excess of $15,000,000 (or its foreign currency equivalent) in an aggregate of us and/or any such significant subsidiary, whether such indebtedness now exists or shall hereafter be created (i) resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity date or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable (after the expiration of all applicable grace periods) at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise and in the cases of clauses (i) and (ii), such acceleration shall not have been rescinded or annulled or such failure to pay or default shall not have been cured or waived, or such indebtedness is not paid or discharged, as the case may be, within 30 days after written notice to us by the Trustee or to us and the Trustee by holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding in accordance with the Indenture; (8) certain events of bankruptcy, insolvency, or reorganization of us or any of our significant subsidiaries; or (9) a final judgment or judgments for the payment of $15,000,000 (or its foreign currency equivalent) (excluding any amounts covered by insurance) or more (excluding any amounts covered by insurance) in the aggregate rendered against us or any of our Significant Subsidiaries, which judgment is not discharged, bonded, paid, waived or stayed within 60 days after (i) the date on which the right to appeal thereof has expired if no such appeal has commenced, or (ii) the date on which all rights to appeal have been extinguished.

The Company may elect that the sole remedy for an event of default relating to a failure by it to comply with certain reporting obligations set forth in the Indenture, will after the occurrence of such an event of default consist exclusively of the right to receive additional interest on the Convertible Notes at a rate equal to (i) 1.00% per annum of the principal amount of the Convertible Notes outstanding for each day during the period beginning on, and including, the date on which such event of default first occurred and ending on the earlier of (x) the date on which such event of default is cured or validly waived and (y) the 365th day immediately following, and including, the date on which such event of default first occurred. On the 366th day after such event of default (if the event of default relating to the reporting obligations is not cured or waived prior to such 366th day), the Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by notice to us and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable.

If on or after the date that is six months after the last original issue date of the Convertible Notes, the Company has not satisfied the reporting conditions (including, for the avoidance of doubt, the requirement for current Form 10 information) set forth in Rule 144(c) and (i)(2) under the Securities Act, or the Convertible Notes are not otherwise able to be traded pursuant to Rule 144 by holders other than the Company’s affiliates or holders that were affiliates of the Company at any time during the three months immediately preceding (as a result of restrictions pursuant to U.S. securities laws or the terms of the Indenture or the Convertible Notes), the Company will pay additional interest on the Convertible Notes at a rate equal to 1.00% per annum of the principal amount of the Convertible Notes outstanding, in each case for each day for which the Company’s failure to file has occurred and is continuing or the Convertible Notes are not otherwise able to be traded pursuant to Rule 144 as described above.

Initially, a maximum of 36,214,960 shares of common stock may be issued upon conversion of the Convertible Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is subject to customary and other adjustments described in the Indenture.

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating segments as follows:
BLACK OIL -Revenues from our Black Oil segment are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process. Through the operations at our Columbus, Ohio facility, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 15, "Discontinued Operations" in the Notes to Financial Statements for additional information.
REFINING AND MARKETING -The Refining and Marketing segment generates revenues relating to the sales of finished products. The Refining and Marketing segment gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
RECOVERY -The Recovery segment is a generator solutions company for the proper recovery and management of hydrocarbon streams. We own and operate a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.
Our revenues are affected by changes in various commodity prices including crude oil, natural gas, #6 oil and metals.
Cost of Revenues
BLACK OIL -Cost of revenues for our Black Oil segment are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include processing costs, transportation costs, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, and surveying and storage costs.
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 15, "Discontinued Operations" in the Notes to Financial Statements for additional information.
REFINING AND MARKETING -The Refining and Marketing segment incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock, pygas and fuel oil cutter by a third party. Cost of revenues also includes broker’s fees, inspection and transportation costs.
RECOVERY -The Recovery segment incurs cost of revenues relating to the purchase of hydrocarbon products, purchasing and receiving costs, inspection, and transporting of metals and other salvage and materials. Cost of revenues also includes broker’s fees, inspection and transportation costs.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020 FROM CONTINUING OPERATIONS

Set forth below are our results of operations for the three months ended September 30, 2021 as compared to the same period in 2020.

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2021	2020
Revenues	$28,974,471	$16,249,312	$12,725,159	78%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	28,061,498	15,324,914	(12,736,584)	(83)%
Depreciation and amortization attributable to costs of revenues	126,795	115,562	(11,233)	(10)%
Gross profit	786,178	808,836	(22,658)	(3)%

Operating expenses:
Selling, general and administrative expenses	4,944,719	1,832,067	(3,112,652)	(170)%
Depreciation and amortization attributable to operating expenses	26,916	28,002	1,086	4%
Total operating expenses	4,971,635	1,860,069	(3,111,566)	(167)%

Loss from operations	(4,185,457)	(1,051,233)	(3,134,224)	(298)%

Other income (expense):
Loss on asset sales	(3,351)	(136,434)	133,083	98%
Gain on change in value of derivative liability	11,907,413	256,587	11,650,826	4,541%
Interest expense	(352,587)	(97,157)	(255,430)	(263)%
Total other expense	11,551,475	22,996	11,528,479	50,133%

Income (loss) before income tax	7,366,018	(1,028,237)	8,394,255	816%

Income tax benefit (expense)	—	—	—	—%

Net income (loss) from continuing operations	7,366,018	(1,028,237)	8,394,255	816%
Income (loss) from discontinued operations, net of tax (see Note 15)	3,278,498	(926,933)	4,205,431	454%
Net income attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(115,131)	136,334	(251,465)	(184)%
Net income attributable to non-controlling interest and redeemable non-controlling from discontinued operations	2,400,141	343,881	2,056,260	598%
Net income (loss) attributable to Vertex Energy, Inc.	$8,359,506	$(2,435,385)	$10,794,891	443%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. During the three months ended September 30, 2021, compared to the same period in 2020, we saw a 15% increase in the volume of products we managed through our facilities. In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the third quarter of 2021 as compared to the same period in 2020.

    Total revenues increased by 78% for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to higher commodity prices (commodity prices reached near historic lows during 2020, as a result of the COVID-19 pandemic) and increased volumes at our facilities; including $20 million of revenue generated from our wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment, which operations were acquired in June 2020, in connection with our acquisition of Crystal Energy, LLC ("Crystal”), for the three months ended September 30, 2021, compared to the same period in 2020. Total volume increased 15% during the three months ended September 30, 2021, compared to the same period in 2020. Volumes were impacted as a result of feedstock availability in the overall marketplace. This volume impact was largely due to lingering impacts of the shelter in place orders in the locations in which we operate as a result of the COVID-19 pandemic, which directly impacted the generation of metals and petroleum products during the period ended 2020.

During the three months ended September 30, 2021, total cost of revenues (exclusive of depreciation and amortization) was $28,061,498 compared to $15,324,914 for the three months ended September 30, 2020, an increase of $12,736,584 or 83% from the prior period. The main reason for the increase was the result of the increase in commodity prices, which impacted our feedstock pricing and the additional cost of sales related to our Crystal operations. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks. and other maintenance costs at our facilities.

We had selling, general and administrative expenses of $4,944,719 for the three months ended September 30, 2021, compared to $1,832,067 from the prior year’s period, an increase of $3,112,652 or 170% from the prior year’s period. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to our expansion of trucks and facilities through acquisitions and organic growth. In addition, we had significant business development and related expenses related to the transactions contemplated by the Sale Agreement and the Refinery Purchase Agreement and related transactions.

For the three months ended September 30, 2021, total depreciation and amortization expense attributable to cost of revenues was $126,795, compared to $115,562 for the three months ended September 30, 2020, an increase of $11,233 mainly due to additional investments in rolling stock and facility assets during the fourth quarter of 2020, which increased depreciation and amortization in 2021.

We had gross profit as a percentage of revenue of 2.7% for the three months ended September 30, 2021, compared to gross profit as a percentage of revenues of 5.0% for the three months ended September 30, 2020. The main reason for the decrease was the increase in commodity prices during the period.

    Additionally, our per barrel margin was decreased 16% for the three months ended September 30, 2021, relative to the three months ended September 30, 2020. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($786,178 for the 2021 period versus $808,836) for the 2020 period). This decrease was a result of the decrease in our product spreads related to increases in feedstock prices and increases in operating costs at our facilities, during the three months ended September 30, 2021, compared to the same period during 2020.
Overall, commodity prices were up for the three months ended September 30, 2021, compared to the same period in 2020. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2021, increased $24.54 per barrel from a three-month average of $37.95 for the three months ended September 30, 2020 to $62.49 per barrel for the three months ended September 30, 2021. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended September 30, 2021 increased $33.81 per barrel from a three-month average of $44.82 for the three months ended September 30, 2020 to $78.63 per barrel for the three months ended September 30, 2021.

We had loss from operations of $4,185,457 for the three months ended September 30, 2021, compared to loss from operations of $1,051,233 for the three months ended September 30, 2020, an increase of $3,134,224 or 298% from the prior year’s three-month period. The increase in loss from operations was mostly due to the increases seen in commodity prices and overall margin impact from our bunker fuels business along with overall increase in operating expenses at our facilities.

    We had interest expense of $352,587 for the three months ended September 30, 2021, compared to interest expense of $97,157 for the three months ended September 30, 2020, an increase in interest expense of $255,430 or 263% from the prior period, due to having a higher amount of term debt outstanding during the three months ended September 30, 2021, compared to the prior year’s period.
    We had a $11,907,413 gain on change in value of derivative liability for the three months ended September 30, 2021, in connection with certain warrants granted in May 2016, as described in greater detail in “Note 9. Preferred Stock and Detachable Warrants” to the unaudited consolidated financial statements included herein under “Part I”-“Item 1 Financial Statements”, compared to a gain on change in the value of our derivative liability of $256,587 in the prior year’s period (which also included warrants granted in June 2015, which had expired as of December 31, 2020). This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the increase in the market price of our common stock during the current period, compared to the prior period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had net income from continuing operations of $7,366,018 for the three months ended September 30, 2021, compared to net loss from continuing operations of $1,028,237 for the three months ended September 30, 2020, an increase in net income of $8,394,255 or 816% from the prior period. The main reason for the increase in net income for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was attributable to the increase in gain on change in value of derivative liability as discussed above, which is a non-cash adjustment, offset by the decrease in gross profit for the three months ended September 30, 2021, each as described in greater detail above.

Each of our segments’ income (loss) from operations during the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2021	2020
Revenues	$446,676	$288,000	$158,676	55%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	402,989	189,947	(213,042)	(112)%
Depreciation and amortization attributable to costs of revenues	18,420	3,985	(14,435)	(362)%
Gross profit (loss)	25,267	94,068	(68,801)	(73)%
Selling general and administrative expense	3,675,190	987,424	(2,687,766)	(272)%
Depreciation and amortization attributable to operating expenses	26,916	26,916	—	—%
Income (loss) from operations	$(3,676,839)	$(920,272)	$(2,756,567)	(300)%

Refining and Marketing Segment
Revenues	$24,572,390	$13,501,751	$11,070,639	82%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,897,263	13,217,757	(10,679,506)	(81)%
Depreciation and amortization attributable to costs of revenues	29,844	31,829	1,985	6%
Gross profit	645,283	252,165	393,118	156%
Selling general and administrative expense	1,034,024	696,611	(337,413)	(48)%
Depreciation and amortization attributable to operating expenses	—	1,086	1,086	100%
Income (loss) from operations	$(388,741)	$(445,532)	$56,791	13%

Recovery Segment
Revenues	$3,955,405	$2,459,561	$1,495,844	61%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,761,246	1,917,210	(1,844,036)	(96)%
Depreciation and amortization attributable to costs of revenues	78,531	79,748	1,217	2%
Gross profit (loss)	115,628	462,603	(346,975)	(75)%
Selling general and administrative expense	235,505	148,032	(87,473)	(59)%
Depreciation and amortization attributable to operating expenses	—	—	—	—%
Loss from operations	$(119,877)	$314,571	$(434,448)	(138)%

Our Black Oil segment generated revenues of $446,676 for the three months ended September 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $402,989, and depreciation and amortization attributable to cost of revenues of $18,420. During the three months ended September 30, 2020, these revenues were $288,000 with cost of revenues (exclusive of depreciation and amortization) of $189,947 and depreciation and amortization attributable to cost of revenues of $3,985. Income from operations decreased for the three months ended September 30, 2021, compared to 2020, as a result of increases in commodity prices which resulted in higher costs, as well as negative spreads in the bunker fuel market which directly impacted our margins as well as higher operating expenses through our various facilities and increased SG&A expense.

    During the three months ended September 30, 2021, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $23,897,263, of which the processing costs for our Refining and Marketing business located at KMTEX were $448,647, and depreciation and amortization attributable to cost of revenues was $29,844. Revenues for the same period were $24,572,390. During the three months ended September 30, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $13,217,757, which included the processing costs at KMTEX of $328,225, and depreciation and amortization attributable to cost of revenues was $31,829. Revenues for the same period were $13,501,751.

Our Refining segment includes the business operations of our Refining and Marketing operations, as well as Crystal which we acquired in June 2020. With the acquisition of Crystal, we began operating as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. Revenues in the Refining segment were up 82% during the three months ended September 30, 2021, as compared to the same period in 2020 mostly as a result of the added business line and increased commodity prices during the three months ended September 30, 2021. Overall volume for the Refining and Marketing segment was flat during the three months ended September 30, 2021, as compared to the same period in 2020. Our pygas volumes increased 33% for the three months ended September 30, 2021, as compared to the same period in 2020. Our fuel oil cutter volumes increased 13% for the three months ended September 30, 2021, as compared to the same period in 2020, due to improvements in the volume of feedstock available from third party facilities in the Gulf coast region. Our Crystal volumes were down 5% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. We have also had to assess the volume of fuel oil cutterstocks that we manage due to enhanced quality of products being demanded in the marketplace.

    Our Recovery segment generated revenues of $3,955,405 for the three months ended September 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $3,761,246, and depreciation and amortization attributable to cost of revenues of $78,531. During the three months ended September 30, 2020, these revenues were $2,459,561 with cost of revenues (exclusive of depreciation and amortization) of $1,917,210, and depreciation and amortization attributable to cost of revenues of $79,748. Loss from operations increased for the three months ended September 30, 2021, compared to 2020, as a result of higher operating costs related to increases in volumes attributable to our Recovery segment and somewhat lower margins related thereto, through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex previously acted as Penthol C.V. of the Netherlands aka Penthol LLC’s (a Penthol subsidiary in the United States) (“Penthol’s”) exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Vertex and Penthol are currently involved in ongoing litigation described in greater detail above under “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. Revenues for this segment increased 61% as a result of an increase in volumes during the three months ended September 30, 2021, compared to the same period in 2020. Volumes were down in our metals segment during the three months ended September 30, 2021, compared to the same period during 2020, due to certain one-time projects. This segment periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this segment from period to period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020 FROM CONTINUING OPERATIONS

Set forth below are our results of operations for the nine months ended September 30, 2021 as compared to the same period in 2020.

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2021	2020
Revenues	$84,823,476	$30,460,606	$54,362,870	178%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	79,319,678	28,598,874	(50,720,804)	(177)%
Depreciation and amortization attributable to costs of revenues	358,905	327,672	(31,233)	(10)%
Gross Profit	5,144,893	1,534,060	3,610,833	235%

Operating expenses:
Selling, general and administrative expenses	12,111,951	6,044,050	(6,067,901)	(100)%
Depreciation and amortization attributable to operating expenses	80,748	48,118	(32,630)	(68)%
Total operating expenses	12,192,699	6,092,168	(6,100,531)	(100)%
Income (loss) from operations	(7,047,806)	(4,558,108)	(2,489,698)	(55)%

Other income (expense):
Other Income	4,222,000	—	4,222,000	100%
Loss on sale of assets	(1,927)	(124,090)	122,163	98%
Gain (loss) on change in value of derivative liability	(11,380,122)	1,844,369	(13,224,491)	(717)%
Interest expense	(603,398)	(291,933)	(311,465)	(107)%
Total other income (expense)	(7,763,447)	1,428,346	(9,191,793)	(644)%

Loss before income taxes	(14,811,253)	(3,129,762)	(11,681,491)	(373)%

Income tax (expense) benefit	—	—	—	—%

Net loss from continuing operations	(14,811,253)	(3,129,762)	(11,681,491)	(373)%
Income (loss) from discontinued operations (see Note 15)	12,464,445	(5,323,630)	25,221,927	303%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continued operations	510,618	155,322	355,296	229%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	7,183,268	35,449	7,147,819	20,164%
Net loss attributable to Vertex Energy, Inc.	$(10,040,694)	$(8,644,163)	$23,825,396	276%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. As demand for feedstock increases, the prices we are required to pay for such feedstock typically increases as well.

Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks as well as how efficiently we operate our facilities, and other maintenance at our facilities.

    Total revenues increased by 178% for the nine months ended September 30, 2021 compared to the same period in 2020, due primarily to higher commodity prices and increased volumes across our facilities, during the nine months ended September 30, 2021, compared to the prior year’s period. Total volume was up 3% during the nine months ended September 30, 2021, compared to the same period in 2020.

During the nine months ended September 30, 2021, total cost of revenues (exclusive of depreciation and amortization) was $79,319,678, compared to $28,598,874 for the nine months ended September 30, 2020, an increase of $50,720,804 or 177% from the prior period. The main reason for the increase was the addition of the Crystal business which we only had for the second half of 2020 and have now had the operations of for the full nine months of 2021, in addition to higher commodity prices, which impacted our feedstock pricing, and increases in volumes throughout the business.

    Additionally, our per barrel margin increased 226% for the nine months ended September 30, 2021, relative to the nine months ended September 30, 2020, due to increased volumes, along with increases in commodity prices for the finished products we sell during the nine months ended September 30, 2021, compared to the same period during 2020. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($5,144,893 for the 2021 period versus $1,534,060 for the 2020 period). The 177% increase in cost of revenues (exclusive of depreciation and amortization) for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly a result of the increase in commodity prices, and increased volumes at our facilities during the period, offset by increases in revenues.

For the nine months ended September 30, 2021, total depreciation and amortization expense attributable to cost of revenues was $358,905, compared to $327,672 for the nine months ended September 30, 2020, an increase of $31,233, mainly due to additional investments in rolling stock and facility assets during the fourth quarter of 2020, which increased depreciation and amortization in 2021.

We had gross profit as a percentage of revenue of 6.1% for the nine months ended September 30, 2021, compared to gross profit as a percentage of revenues of 5.0% for the nine months ended September 30, 2020. The main reason for the improvement was the increase in volumes at our refineries, along with increases in commodity prices during the period.

In addition, commodity prices increased approximately 68% for the nine months ended September 30, 2021, compared to the same period in 2020. For example, the average posting (U.S. Gulfcoast No. 2 Waterbone) for the nine months ended September 30, 2021, increased $26.53 per barrel from a nine-month average of $45.96 for the nine months ended September 30, 2020, to $72.49 per barrel for the nine months ended September 30, 2021.

We had selling, general, and administrative expenses of $12,111,951 for the nine months ended September 30, 2021, compared to $6,044,050 of selling, general, and administrative expenses for the prior year’s period, an increase of $6,067,901 or 100%. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to expansion through organic growth.

    We had loss from operations of $7,047,806 for the nine months ended September 30, 2021, compared to a loss from operations of $4,558,108 for the nine months ended September 30, 2020, an increase of $2,489,698 or 55% from the prior year’s nine-month period. The increase in loss from operations was mostly due to the increases seen in commodity prices and overall margin impact from our bunker fuels business along with overall increase in operating expenses at our facilities. As market conditions change, the pay or charge for our oil collection services will fluctuate.

    We had interest expense of $603,398 for the nine months ended September 30, 2021, compared to interest expense of $291,933 for the nine months ended September 30, 2020, an increase in interest expense of $311,465 or 107%, due to a higher amount of term debt outstanding during the nine months ended September 30, 2021, compared to the prior period. This was due to having a higher amount of term debt outstanding during the nine months ended September 30, 2021, compared to the prior year’s period.

We had other income of $4,222,000 for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. This is due to the debt forgiveness of the PPP loan during the second quarter of 2021 (see “Note 6. Line of Credit and Long-Term Debt” – “Loan Agreements” for more information).

    We had a loss on the sale of assets of $1,927 for the nine months ended September 30, 2021, compared to a loss on the sale of assets of $124,090 for the nine months ended September 30, 2020.

    We had a $11,380,122 loss on change in value of derivative liability for the nine months ended September 30, 2021, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in “Note 9. Preferred Stock and Detachable Warrants” to the unaudited consolidated financial statements included herein under “Part I”-“Item 1 Financial

Statements”, compared to a gain on change in the value of our derivative liability of $1,844,369 in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase in the market price of our common stock during the current period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had a net loss from continuing operations of $14,811,253 for the nine months ended September 30, 2021, compared to a net loss from continuing operations of $3,129,762 for the nine months ended September 30, 2020, an increase in net loss of $11,681,491 or 373% from the prior period due to the reasons described above. The majority of our net loss for the nine months ended September 30, 2021, was attributable to the loss on change in value of derivative liability due to change in market conditions, which is a non-cash expense.

Each of our segments’ income (loss) from operations during the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2021	2020
Revenues	$1,300,220	$864,000	$436,220	50%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,045,608	567,898	(477,710)	(84)%
Depreciation and amortization attributable to costs of revenues	56,983	3,985	(52,998)	(1,330)%
Gross profit (loss)	197,629	292,117	(94,488)	(32)%
Selling, general and administrative expense	9,030,142	3,780,366	(5,249,776)	(139)%
Depreciation and amortization attributable to operating expenses	80,748	44,860	(35,888)	(80)%
Loss from operations	$(8,913,261)	$(3,533,109)	$(5,380,152)	(152)%

Refining Segment
Revenues	$67,683,035	$22,309,671	$45,373,364	203%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	64,503,727	21,750,687	(42,753,040)	(197)%
Depreciation and amortization attributable to costs of revenues	97,658	101,152	3,494	3%
Gross profit	3,081,650	457,832	2,623,818	573%
Selling, general and administrative expense	2,481,542	1,867,027	(614,515)	(33)%
Depreciation and amortization attributable to operating expenses	—	3,258	3,258	100%
Income (loss) from operations	$600,108	$(1,412,453)	$2,012,561	142%

Recovery Segment
Revenues	$15,840,222	$7,286,935	$8,553,287	117%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,770,343	6,280,290	(7,490,053)	(119)%
Depreciation and amortization attributable to costs of revenues	204,264	222,535	18,271	8%
Gross profit	1,865,615	784,110	1,081,505	138%
Selling, general and administrative expense	600,268	396,656	(203,612)	(51)%
Depreciation and amortization attributable to operating expenses	—	—	—	—%
Income from operations	$1,265,347	$387,454	$877,893	227%

    Our Black Oil segment generated revenues of $1,300,220 for the nine months ended September 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $1,045,608, and depreciation and amortization attributable to cost of revenues of $56,983. During the nine months ended September 30, 2020, these revenues were $864,000 with cost of revenues (exclusive of depreciation and amortization) of $567,898, and depreciation and amortization attributable to cost of revenues of

$3,985. Loss from operations increased for the nine months ended September 30, 2021, compared to 2020, as a result of higher commodity prices, increased operating expenses, as well as the fact that, as discussed above, during the nine months ended September 30, 2021.

    Our Refining segment includes the business operations of our Refining and Marketing operations, as well as Crystal. Since the acquisition of Crystal in June 2020, we have operated as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. During the nine months ended September 30, 2021, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $64,503,727, of which the processing costs for our Refining and Marketing business located at KMTEX were $1,304,672, and depreciation and amortization attributable to cost of revenues of $97,658. Revenues for the same period were $67,683,035. During the nine months ended September 30, 2020, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $21,750,687, which included the processing costs at KMTEX of $1,202,050, and depreciation and amortization attributable to cost of revenues of $101,152. Revenues for the same period were $22,309,671.

    Overall volume for the Refining and Marketing division increased 123% during the nine months ended September 30, 2021, as compared to the same period in 2020. Our fuel oil cutter volumes increased 46% for the nine months ended September 30, 2021, compared to the same period in 2020. Our pygas volumes were up 9% for the nine months ended September 30, 2021, as compared to the same period in 2020. The improved margins were a result of increases in available feedstock volumes as compared to the same period during 2020. We experienced a large increase in volumes being received from third party facilities as a result of changes in COVID-19 restrictions in 2021 compared to the prior 2020 period.

    Our Recovery segment generated revenues of $15,840,222 for the nine months ended September 30, 2021, with cost of revenues (exclusive of depreciation and amortization) of $13,770,343, and depreciation and amortization attributable to cost of revenues of $204,264. During the nine months ended September 30, 2020, these revenues were $7,286,935 with cost of revenues (exclusive of depreciation and amortization) of $6,280,290, and depreciation and amortization attributable to cost of revenues of $222,535. Income from operations increased for the nine months ended September 30, 2021, compared to 2020, as a result of increased volumes attributable to our Recovery segment and margins related thereto, through our various facilities. This segment benefits from certain one-time projects that drive increases in volumes as well as revenues and margins from time to time and the increase for the current period was due to certain one-time projects which were completed.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex previously acted as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Vertex and Penthol are currently involved in ongoing litigation described in greater detail above under “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. Revenues for this segment increased 117% as a result of increased commodity prices when compared to the same period in 2020. Volumes of products acquired in our Recovery business were down 12% during the nine months ended September 30, 2021, compared to the same period during 2020. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and income before income taxes from period to period. These projects are typically bid related and can take time to line out and get started; however, we believe these are very good projects for the Company and we anticipate more in the upcoming periods.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2021, for our key benchmarks.

2021
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.15	September 30	$1.32	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.30	July 30	$1.36	January 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$69.64	September 30	$45.08	January 4
NYMEX Crude oil (dollars per barrel)	$75.29	September 28	$47.62	January 4
Reported in Platt’s US Marketscan (Gulf Coast)

    The following table sets forth the high and low spot prices during the nine months ended September 30, 2020, for our key benchmarks.

2020
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	January 3	$0.42	April 27
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.75	January 3	$0.40	March 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.34	January 29	$12.00	April 21
NYMEX Crude oil (dollars per barrel)	$63.27	January 6	$(37.63)	April 20
Reported in Platt’s US Marketscan (Gulf Coast)

We saw an increase in the second half of 2021, in each of the benchmark commodities we track compared to the same period in 2020. The increase in market prices was a result of the gradual opening up of states and marketplaces which were shut-down a year ago as a result of COVID-19, which led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in response to efforts to control the spread of COVID-19, such as 'shelter-in-place' orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter of 2020 and global storage considerations. Moving into the fourth quarter of 2021, we anticipate that our results of operations will continue to be significantly impacted by the price of, and demand for oil, COVID-19 and the global response thereto.

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

    We had total assets of $144,685,626 as of September 30, 2021, compared to $122,099,958 at December 31, 2020. The increase was mainly due to exercises of options and warrants that provided cash, along with increases in accounts receivable and inventory levels, due to the increases in commodity prices and volumes, and the payment of the $10 million deposit to the Seller in connection with the Refinery Purchase Agreement, during the nine months ended September 30, 2021, compared to the prior year's period.

    We had total current liabilities of $62,398,086 as of September 30, 2021, compared to $23,850,412 at December 31, 2020. We had total liabilities of $67,572,248 as of September 30, 2021, compared to total liabilities of $60,809,023 as of December 31, 2020. The increase in current liabilities and total liabilities was mainly due to the increase in commodity prices and volumes, current portion of debt due in less than a year, and derivative warrant liability during the nine months ended September 30, 2021, compared to the prior year’s period.
    We had working capital of $50,746,282 as of September 30, 2021, compared to working capital of $5,934,976 as of December 31, 2020. The increase in working capital from December 31, 2020 to September 30, 2021 is mainly due to the change in presentation of assets held for sale in current assets, the generation of additional liquidity as a result of option and warrant exercises for cash and the increase in accounts receivable and inventory offset by the increase in accounts payable, as explained above, and the increase in the debt owed to Encina Business Credit, LLC and Encina Business Credit SPV, LLC (as shown below), which is a current liability because it is due in less than a year from September 30, 2021, as described below.

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

    The Company’s outstanding debt facilities as of September 30, 2021 and December 31, 2020 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$9,758,000	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	1,102,170	1,378,819
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	346,321	436,411
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	103,414	131,303
Loan-Leverage Lubricants	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	—
Well Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	—	4,222,000
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	3,562,608	1,183,543
Total					$14,931,213	$12,920,326
Deferred finance costs					(62,500)	—
Total, net of deferred finance costs					$14,868,713	$12,920,326

    Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$9,758,000	$—	$—	$—	$—	$—
Encina Business Credit, LLC	1,102,170	—	—	—	—	—
John Deere Note	37,991	38,933	26,490	—	—	—
Well Fargo Equipment Lease- Ohio	346,321	—	—	—	—	—
Loan-Leverage Lubricants	—	683	1,290	1,340	1,391	53,996
Various institutions	3,562,608	—	—	—	—	—
Totals	$14,807,090	$39,616	$27,780	$1,340	$1,391	$53,996
Deferred finance costs, net	(62,500)	—	—	—	—	—
Totals, net of deferred finance costs	$14,744,590	$39,616	$27,780	$1,340	$1,391	$53,996

Need for additional funding

    Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these process costs and would depend on the location and site specifics of the facility. We also estimate the need for additional funding to complete the transactions contemplated by the Refinery Purchase Agreement.

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

Our current near term plans include closing the transactions contemplated by the Purchase Agreement and the Sale Agreement and transitioning the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the planned acquisition of the Mobile Refinery. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, is expected to become Vertex’s flagship refining asset upon the close of the transaction, positioning the Company to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery is anticipated to accelerate Vertex’s strategic focus on "clean" refining. By year-end 2022, assuming the completion of the planned acquisition and our capital project at the facility, the Mobile Refinery is projected to produce approximately 10,000 barrels per day (bpd) of renewable diesel fuel and renewable byproducts. By mid-year 2023, based on current projections, Vertex expects to increase renewable diesel production to 14,000 bpd. Upon completion of the planned renewable diesel project, Vertex expects to become one of the leading independent producers of renewable fuels in the southeastern United States.

On November 1, 2021, the Company issued $155.0 million aggregate principal amount at maturity of its 6.25% Convertible Senior Notes due 2027 in a private offering with persons believed to be "Qualified institutional buyers" and/or "accredited investors" pursuant to a Private Placement Purchase Agreement. The net proceeds from the offering, after deducting placement agent fees and estimated offering costs and expenses payable by the Company, were approximately $133.9 million, more details on this offering can be found in our Recent Events section above.

The Company plans to use $10.9 million of the net proceeds from the offering to repay amounts owed by the Company under its credit facilities with Encina Business Credit, LLC and certain of its affiliates, as well as $0.4 million of the net proceeds to repay certain secured equipment leases with certain affiliates of Wells Fargo Bank, National Association.

    We anticipate that the market for our common stock will be subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

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

    Cash flows for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020
Beginning cash, cash equivalents and restricted cash	$10,995,169	$4,199,825
Net cash provided by (used in):
Operating activities	(7,694,777)	(2,980,926)
Investing activities	(10,982,990)	(2,477,640)
Financing activities	12,367,155	16,296,932
Net increase in cash, cash equivalents and restricted cash	1,217,533	11,453,279
Ending cash, cash equivalents and restricted cash	$12,212,702	$15,653,104

Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. We also raised $6,492,759 from the exercise of options and warrants for common stock during the nine months ended September 30, 2021.

Net cash used by operating activities was $7,694,777 for the nine months ended September 30, 2021, as compared to net cash used by operating activities of $2,980,926 during the corresponding period in 2020. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities. The primary reason for the increase in cash used by operating activities for the nine month period ended September 30, 2021, compared to the same period in 2020, was the fluctuation in market and commodity prices, a gain on forgiveness of the PPP loan, and the increase in account receivable and inventory, during the nine months ended September 30, 2021.

Investing activities used cash of $10,982,990 for the nine months ended September 30, 2021, as compared to having used $2,477,640 of cash during the corresponding period in 2020, due mainly to the purchase of fixed assets and our deposit to Shell related to the potential acquisition.

    Financing activities provided cash of $12,367,155 for the nine months ended September 30, 2021, as compared to providing cash of $16,296,932 during the corresponding period in 2020. Financing activities for the nine months ended September 30, 2021 were comprised of proceeds from the exercise of options and warrants of $6,492,759 and proceeds from our line of credit totaling $5,178,117, offset by $2,826,939 used to pay down our long-term debt. Financing activities for the nine months ended September 30, 2020 were comprised of contributions the Company received from certain transactions undertaken with Tensile during January 2020 totaling $21,000,000, of which $1,650,746 was used to pay down our long-term debt, and $6,741,727 of proceeds on our line of credit.

More information regarding our outstanding line of credits, promissory notes and long-term debt can be found under “Note 6. Line of Credit and Long-Term Debt” to the unaudited financial statements included herein.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates may be material. Note 2, “Summary of Critical Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2020 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2020 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K, except as summarized below:

    Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed as of and for the nine months ended September 30, 2021.
Leases
    In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in “Part I” -“Item 1. Financial Statements”- “Note 13. Leases”.

Redeemable Noncontrolling Interest
    As more fully described in “Note 14. Share Purchase and Subscription Agreements”, the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV’s non-controlling interests. The put options permit MG SPV’s and Heartland SPV’s non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and “Heartland Redemption”, as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Per the agreements, the cash purchase price for such redeemed Class B Units (MG SPV) and Class A Units (Heartland SPV) is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG SPV Redemption and Heartland SPV Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units (as to MG SPV) or Class B Units (as to Heartland SPV) on such date, as applicable) and (z) the original per-unit price for such Class B Units/Class A Units plus any unpaid Class A/Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B/Class A Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B/Class A Unit holders. The agreements also permit the Company to acquire the non-controlling interest from the holders thereof upon certain events. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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
Assets and Liabilities Held for Sale
The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1)management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events of circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A disposal group that is classified as held for sale is initially measured at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.
Subsequent changes in the fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets.
Discontinued Operations

The results of operations of a component of the Company that can be clearly distinguished, operationally and for financial reporting purposes, that either has been disposed of or is classified as held for sale is reported in discontinued operations, if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.
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

    Interest Rate Risk

At September 30, 2021, the Company had approximately $10.8 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.08% at September 30, 2021) plus 6.50%-7.0% per year. On November 1, 2021, the Company repaid in full the amounts of variable-rate term debt outstanding at September 30, 2021.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

    We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and continued to work remotely through September 30, 2021, but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.
    Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our revenue is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has more recently recovered to near pre-pandemic levels, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which had a material adverse effect on our year-over-year results of operations for 2020. While the majority of COVID-19 restrictions in the jurisdictions in which we operate have since expired or been terminated due to the availability of vaccines, the possibility of future variants and potential waning immunity of vaccinations, creates continued uncertainty as to the total length and effect of the pandemic and/or whether future government actions will result in further reduced economic activity or new ‘stay-at-home’ or similar orders.

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

It is also possible that the current outbreak or continued spread of COVID-19 will cause a global recession, or continued shortages in supplies of certain materials and equipment.

A continued prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt (including our recently sold Convertible Notes). Current global and market conditions have increased the potential for that difficulty.

Additionally, certain of the Company’s employees have been working from home, either to avoid the risk of catching the COVID-19 coronavirus, or due to stay-at-home orders issued by local governments where they live or work, and as a result, productivity may drop, which could impact revenues and profitability.

While the overall impact of the COVID-19 coronavirus on our results of operations at this point remains uncertain, we anticipate that the factors discussed above and others, which have had a negative effect on our 2020 and 2021 first, second and third quarter operations, will continue to have a negative effect on our results of operations for the remainder of the 2021 year, depending on how long the global slowdown associated with the virus and its after-effects last. Any one or more of the events described above could cause the value of our securities to decline in value.

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

As of September 30, 2021, we had (i) outstanding stock options to purchase an aggregate of 4,195,168 shares of common stock at a weighted average exercise price of $1.57 per share; (ii) outstanding warrants to purchase an aggregate of 288,458 shares of common stock at a weighted average exercise price of $1.53 per share; and (iii) 385,601 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

In addition, the common stock issuable upon exercise/conversion of outstanding convertible securities may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of our outstanding convertible securities, then the value of our common stock will likely decrease.

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

We have 50 million shares of preferred stock authorized, which includes 5 million shares of designated Series A Preferred Stock of which 385,601 shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which no shares are issued and outstanding, and 17 million designated shares of Series B1 Preferred Stock, of which no shares are issued and outstanding. The Series A Preferred Stock has a liquidation preference of $1.49 per share. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction. The payment of the liquidation preferences could result in common stock stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our board of directors is entitled to designate the powers and preferences of the preferred stock without a vote of our stockholders, subject to Nasdaq rules and regulations, our stockholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The following are new risk factors that supplement the risk factors included in the Form 10-K:

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

Risks Related to the Planned Sale Transaction

The announcement and pendency of the Sale, whether or not completed, may adversely affect the value of our securities, UMO Business and our continuing operations.

The announcement and pendency of the Sale may adversely affect the trading price of our common stock and securities, our business or our relationships with clients, customers, suppliers and employees. Third parties may be unwilling to enter into material agreements with respect to the UMO Business or our continuing operations after the Sale of the UMO Business (the “Continuing Operations”). New or existing customers, suppliers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the UMO Business or the Continuing Operations may become concerned about the future of the UMO Business or the Continuing Operations, as applicable, and lose focus or seek other employment. In addition, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.

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

The completion of the Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Sale by our stockholders (which stockholder approval was obtained on September 28, 2021) and the absence of a material adverse effect on the UMO Business, which may not be satisfied in a timely manner or at all. If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale, preparing the Sale Agreement and the proxy statement (and mailing) required in connection therewith. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

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

Finally, if the Sale is not completed, the announcement of the termination of the Sale Agreement may adversely affect our relationships with customers, suppliers and employees, which could have a material adverse effect on our ability to effectively operate the UMO Business or the Continuing Operations, and we may be required to pay a Break-Fee of $3.0 million to Safety-Kleen under certain circumstances, each of which could have further adverse effects on our business, results of operations and the trading price of our common stock.

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

The Sale Agreement contains provisions that may make it more difficult for us to sell all, or a significant part, of the UMO Business to any party other than Safety-Kleen. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay Safety-Kleen a termination/break fee of approximately $3.0 million in certain cases, including if (i) (x) Safety-Kleen terminates the Sale Agreement in certain circumstances if it becomes apparent that any of such conditions will not be, fulfilled by December 31, 2021 (as such date may be extended by up to 90 days under certain circumstances) under certain circumstances, unless such failure shall be principally due to the failure of Safety-Kleen or (y) as a result of a breach by us of our non-solicitation requirements, whether such breach results from a determination by our Board of Directors that, in order to fulfill its fiduciary obligations, an acquisition proposal must be considered, or otherwise; or (ii) we refuse to consummate the transactions contemplated by the Sale Agreement under certain circumstances. These provisions could make it less advantageous for a third party that might have an interest in acquiring all of or a significant part of the UMO Business to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Safety-Kleen.

The Sale Agreement may be terminated in accordance with its terms and the Sale Transaction may not be completed. We may owe a break-fee in connection with a termination of the Sale Agreement under certain circumstances.

The completion of the Sale Transaction is subject to the satisfaction or waiver of a number of conditions. These conditions to the closing may not be fulfilled and, accordingly, the Sale Transaction may not be completed. In addition, if the Sale Transaction is not completed by December 31, 2021 (Sale Agreement Outside Date) unless such failure shall be principally due to the failure of Safety-Kleen to perform or comply with any of the covenants, agreements or conditions thereof to be performed or complied with by it prior to the closing; provided, however, that if, on the Sale Agreement Outside Date, all of the conditions to closing other than the conditions relating to certain required governmental approvals, and relating to stockholder approval, shall have been satisfied or waived, then either Safety-Kleen or the Company has the right to extend the Sale Agreement Outside Date by up to an additional 90 calendar days, either we or Safety-Kleen may choose not to proceed with the Sale Transaction, and the parties can mutually decide to terminate the Sale Agreement at any time prior to the completion of the Sale Transaction, before or after the required stockholder approval is received (which stockholder approval from our stockholders was obtained at a special meeting of stockholders held on September 28, 2021). In addition, we and Safety-Kleen may elect to terminate the Sale Agreement in certain other circumstances. If the Sale Agreement is terminated, we may incur substantial fees in connection with termination of the Sale Agreement (including, in certain circumstances, the payment of the Break-Fee and/or requirement to reimburse the expenses of Safety-Kleen) and will not recognize the anticipated benefits of the Sale Transaction.

Termination of the Sale Agreement could negatively impact us.

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

Completion of the Sale Transaction is conditioned upon, among other things, the expiration or termination of the applicable waiting period under The Hart–Scott–Rodino Antitrust Improvements Act of 1976 (“HSR Act”). We are currently responding to inquiries received from the Federal Trade Commission (the “FTC”), which is not required to rule on the matter until the expiration of 30 days following submission of our responses which is not expected to occur before November 30, 2021, if then. At any time before or after the Sale Transaction is completed, any of the United States Department of Justice (DOJ), the United States Federal Trade Commission (FTC), or U.S. state attorneys general could take action under the antitrust laws in opposition to the Sale Transaction, including seeking to enjoin completion of the Sale Transaction or condition completion of the Sale Transaction upon the divestiture of assets held by us, Safety-Kleen or our or their respective subsidiaries or affiliates. Any such requirements or restrictions may prevent or delay completion of the Sale Transaction or may reduce the anticipated benefits of the Sale Transaction, which could also have a material adverse effect on us. Furthermore, the requirement to obtain HSR Act and/or FTC approval for the Sale could delay or prevent the Sale Transaction from being completed.

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

We will need to raise significant additional capital to complete the acquisition of the Mobile Refinery, a planned capital project, and to pay other expenses associated with the Mobile Refinery.

The initial base purchase price for the Mobile Refinery is $75.0 million, and together with related assets and other costs payable at closing, the total purchase price is expected to be approximately $86.7 million. The funds from the sale of the Convertible Notes will not be sufficient, on their own, to allow us to complete the acquisition of the Mobile Refinery, and we currently estimate that we will need approximately an additional $53.0 million to complete such acquisition (in addition to amounts from the Convertible Note offering currently held in escrow which are anticipated to be used to pay the purchase price for the Mobile Refinery). In addition, we are also required to pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures. We also plan to undertake certain engineering services and the initial payments of purchase orders for long lead-time equipment associated with the Conversion in the approximate amount of $13.0 million. Upon completion of the acquisition of the Mobile Refinery and provided that our fundraising initiatives are successful, we plan to follow through with completion of the Conversion at an additional cost of approximately $72.0 million, for a total cost of the Conversion of approximately $85.0 million. We also anticipate the need for approximately $125.0 million of working capital in connection with the Mobile Refinery. We currently anticipate raising such additional required funding for the Mobile Acquisition and other items described above through the entry into a secured term loan in the amount of approximately $125.0 million and a secured working capital facility in the amount of approximately $125.0 million. However, we have not entered into any definitive agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders’ experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Mobile Refinery and/or may be unable to complete the planned capital project.

We anticipate financing a portion of the acquisition of the Mobile Refinery by way of a secured term loan, and financing certain working capital and other amounts by way of a secured working capital facility, both of which are expected to be secured by a priority security interest in substantially all of our assets.

As described in the risk factor above, we currently anticipate raising required funding to complete the Mobile Acquisition, to complete a planned capital project thereon, and for working capital, through the entry into a secured term loan in the amount of approximately $125.0 million and a secured working capital facility in the amount of approximately $125.0 million. In the event that such funding is available to us, and we are able to borrow such planned funding, we anticipate our obligations under the debt facilities being secured by a priority security interest in substantially all of our assets, with the term loan being secured by a first priority security interest in the Mobile Refinery, assuming we are successful in closing the acquisition of such refinery, and the working capital facility being secured by a first priority security interest in our inventory and receivables. We further expect that substantially all of our subsidiaries would be required to guarantee our obligations under such loan facilities. As such, our creditors will likely have security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, and in the event we default under such facilities, the lenders may be able to take control of our assets and operations, force a sale of our assets, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

Our failure to comply with the covenants in any documents governing future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with our planned credit facilities discussed above, we anticipate being subject to certain affirmative and negative covenants and to be subject to financial covenants. A breach of any of these covenants, if uncured or unwaived, could lead to an event of default, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their rights under the credit agreements. This would likely, in turn, trigger cross-acceleration or cross-default rights in other documents governing our indebtedness, including the Convertible Notes. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to pursue enforcement remedies available to them under their respective credit agreements which could ultimately result in foreclosure, which would have a material adverse effect on our operations and the value of our securities. As a result, we may be unable to pay amounts due on the Convertible Notes, including upon maturity, and the value of our common stock may decline in value or become worthless.

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

In the event the Mobile Refinery acquisition agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Mobile Refinery acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Mobile Refinery acquisition will be completed. If the Mobile Refinery acquisition is terminated and our Board of Directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Mobile Refinery acquisition. Upon termination of the Mobile Refinery transaction under certain circumstances, we could lose the $10.0 million deposit that we paid pursuant to the terms of the Mobile Refinery acquisition agreement (which was originally in the form of a note, which has been fully funded to date).

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

In addition, the Company expects to incur a number of non-recurring costs associated with combining the operations of the Mobile Refinery, which cannot be estimated accurately at this time. The Company will also incur transaction fees and other costs related to the Mobile Refinery acquisition. Additional unanticipated costs may be incurred in the integration of the Mobile Refinery. Upon completion of the Mobile Acquisition, and provided that our fundraising initiatives are successful, we plan to complete the Conversion for an additional cost of approximately $72.0 million, which will be the continuation of engineering services and initial payments of purchase orders for long lead-time equipment associated with the Conversion in the amount of approximately $13.0 million that we plan to initiate prior to closing the Mobile Acquisition. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company will be successful in these integration efforts.

We plan to use a portion of the approximately $33.5 million of funds which we received immediately upon the sale of the Convertible Notes for engineering services and for the initial payments of purchase orders for long lead-time equipment associated with the Conversion.

The approximately $33.5 million of net funds from the offering of the Convertible Notes which were not placed in the escrow account will be available for use by us immediately. We plan to use approximately $13.0 million of these funds for engineering services and for the initial payments of purchase orders for long lead-time equipment associated with the Conversion. These expenses will be paid in anticipation of the closing of the Mobile Acquisition, and in the event that the Mobile Acquisition does not close in the future, we do not believe we will be able to recoup such expenses, which we anticipate will likely be written off in their entirety. As such, in the event the Mobile Acquisition does not close, the use of such proceeds in advance of such closing could have a material adverse effect on us, our operating results and our ability to redeem the Convertible Notes from time to time.

Risks Related to the Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We owe a significant amount of money under the Convertible Notes which could adversely affect our financial flexibility and our competitive position and our failure to comply with the terms of the Indenture could result in the Convertible Notes being declared in default.

We have a significant amount of outstanding indebtedness. As of the date of this filing, we owed approximately $155.0 million under the Convertible Notes. Despite our current debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.

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

The indenture governing our Senior Notes imposes certain restrictions on us and requires us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.

We may need to raise additional funding in the future to repay or refinance the Convertible Notes and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our ability to make payments on our indebtedness (including our Convertible Notes) will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

We may not have enough available funds or the ability to raise the funds necessary to pay the special mandatory redemption price on the Convertible Notes upon a special mandatory redemption, to repurchase the Convertible Notes for cash upon a fundamental change or to settle conversions of the Convertible Notes in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

If the Mobile Acquisition is not consummated on or prior to April 1, 2022, if we have not certified to the escrow agent of the escrow pursuant to which 75% of the net proceeds from our November 2021 Convertible Note offering (approximately $100 million) are being held, pending all conditions precedent to our obligations to consummate the Mobile Acquisition being satisfied, or if we notify the Trustee and the escrow agent in writing that the Refinery Purchase Agreement has been terminated, the Convertible Notes will be subject to special mandatory redemption at a special mandatory redemption price equal to 100% of the aggregate accreted principal amount thereof, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date, plus accrued and unpaid interest to, and including, the date that is nine months after the special mandatory redemption date.

Further, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the accreted principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

In addition, unless and until we obtain stockholder approval to issue more than 12,650,514 shares of our common stock, which is 19.99% of our common stock outstanding on October 26, 2021, upon conversion of the Convertible Notes in accordance with the listing standards of The Nasdaq Capital Market, we will be required to elect “cash settlement” for all conversions of the Convertible Notes and we will not be permitted to issue shares of common stock upon conversion until we obtain such stockholder approval. After we obtain such stockholder approval, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

Moreover, we will be required to repay the Convertible Notes in cash at their maturity unless earlier repurchased, redeemed or converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes are being redeemed or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon redemptions of the Convertible Notes may be limited by agreements we enter into governing our future indebtedness, which may limit our ability to repurchase the Convertible Notes or to pay cash upon redemptions or conversions of the Convertible Notes. Finally, our ability to repurchase the Convertible Notes or to pay cash upon redemptions or conversions of the Convertible Notes may be limited by law or by regulatory authority. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable upon redemption or on future conversions of the Convertible Notes, as required by the indenture, would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Convertible Notes could constitute an event of default under any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

We may not have sufficient funds available to pay amounts owed on the Convertible Notes, and such funding may not be available on favorable terms, if at all. Our failure to pay the amounts due under the Convertible Notes, when due, would constitute a default under the Convertible Notes and may force us to sell certain assets, curtail our business plan, or seek bankruptcy protection.

Unless and until we obtain stockholder approval to issue more than 12,650,514 shares of our common stock upon conversion of the Convertible Notes in accordance with the listing standards of The Nasdaq Capital Market, we will be required to elect “cash settlement” for all conversions of the Convertible Notes.

Unless and until we obtain stockholder approval to issue more than 12,650,514 shares of our common stock upon conversion of the Convertible Notes in accordance with the listing standards of The Nasdaq Capital Market, we will be required to elect “cash settlement” for all conversions of the Convertible Notes and will not be permitted to issue shares of common stock upon conversion until we obtain such stockholder approval (the “Stockholder Approval Date”). We may not be able to receive such stockholder approval and may not be able to deliver shares of common stock upon conversion of the Convertible Notes during the term of the Convertible Notes. As discussed above and below, we may not have the cash or the ability to raise funds necessary to make such cash payments and any such payment, if made, could adversely affect our liquidity.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and liquidity.

In the event the conditional conversion feature of the Convertible Notes is triggered, and that we have obtained stockholder approval for the issuance of shares in excess of the applicable share threshold discussed above, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.

Specifically, the Convertible Notes bear interest at a rate of 6.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Convertible Notes are convertible into common stock (following the Stockholder Approval Date) at an initial conversion rate of 169.9235 shares of common stock, per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $5.89 per share). Prior to July 1, 2027, the Convertible Notes will be convertible at the option of the holders of the Convertible Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company's stockholders have approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Notes in accordance with the rules of The Nasdaq Capital Market, the Company is required to elect “cash settlement” for all conversions of the Convertible Notes. The Company will also be required to increase the conversion rate for holders who convert their Convertible Notes in connection with a fundamental change and certain other corporate events or convert their Convertible Notes called for optional redemption (or deemed called for optional redemption) following delivery by the Company of a notice of redemption, in either case, in certain circumstances.

If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)(to the extent the Stockholder Approval Date has occurred), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Further, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Additionally, the issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders. In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Notes may in the future be convertible into shares of our common stock at a discount to market, which would provide the holders with the ability to sell their common stock at or below market and still make a profit. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board (“FASB”) published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. In accordance with ASU 2020-06, we expect that the Convertible Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

We have not reached a final determination regarding the accounting treatment for the Convertible Notes, and the description above is preliminary. Accordingly, we may account for the Convertible Notes in a manner that is significantly different than described above.

In addition, so long as we are required to settle conversions of Convertible Notes entirely in cash, the conversion option that is part of the Convertible Notes may be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. Under such standards, for each financial statement period after issuance of the Convertible Notes, if “cash settlement” applies, a gain (or loss) would be reported in our consolidated statement of operations to the extent the valuation of the conversion option changes from the previous period, which could result in significant volatility in our results of operations. This could adversely affect our reported or future financial results, the market price of our common stock and the value of the Convertible Notes. Furthermore, this could also make it harder to compare period to period financial results, as a result of potentially significant non-cash gains or losses relating to such accounting.

The conversion rate for Convertible Notes converted in connection with a make-whole fundamental change or a notice of redemption for an optional redemption may be increased.

If a make-whole fundamental change occurs prior to the maturity date of the Convertible Notes or upon the issuance of a notice of redemption for an optional redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such make-whole fundamental change or elects to convert its Convertible Notes called (or deemed called) for optional redemption during the related redemption period, by a number of additional shares of our common stock. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective or the date of the notice and the price paid (or deemed to be paid) per share of our common stock in such transaction or the date of the redemption notice. Provided however, in no event will the conversion rate per $1,000 principal amount of Convertible Notes as a result of this adjustment exceed 233.6449 shares of common stock.

In addition, unless and until we obtain stockholder approval to issue more than 12,650,514 shares of our common stock upon conversion of the Convertible Notes in accordance with the listing standards of The Nasdaq Capital Market, we will be required to elect “cash settlement” for all conversions of the Convertible Notes and we will not be permitted to issue shares of common stock upon conversion until we obtain such stockholder approval.

Our obligation to increase the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change or Convertible Notes called for optional redemption that are converted during the related redemption period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The fundamental change repurchase feature of the Convertible Notes could delay or prevent an otherwise beneficial attempt to take over our company, or discourage a potential acquirer of us.

The Convertible Notes include certain repurchase rights of the holders which are triggered upon a fundamental change as discussed herein. A takeover of our company would trigger an option of the holders of the Convertible Notes to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to shareholders or discouraging a potential acquirer of us.

Item 2. Recent Sales of Unregistered Securities

    There have been no sales of unregistered securities during the quarter ended September 30, 2021 and from the period from October 1, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, or a Current Report on Form 8-K, except as set forth below:

In July 2021, a holder of Series A Convertible Preferred Stock of the Company converted 6,001 shares of the Company’s Series A Convertible Preferred Stock into 6,001 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In August 2021, a holder of warrants exercised warrants to purchase 32,052 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $49,040, and was issued 32,052 shares of common stock in connection therewith. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuance in connection with the exercise. The resale of shares of common stock issuable upon exercise of the warrant was registered under the Securities Act.

In August 2021, two holders of warrants exercised warrants to purchase an aggregate of 120,194 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $183,897, and was issued an aggregate of 120,194 shares of common stock in connection therewith. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuances in connection with the exercises. The resale of shares of common stock issuable upon exercise of the warrants were registered under the Securities Act .

In September 2021, a holder of warrants exercised warrants to purchase 1,126,111 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $1,722,950, and was issued 1,126,111 shares of common stock in connection therewith. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuance in connection with the exercise. The resale of shares of common stock issuable upon exercise of the warrant was registered under the Securities Act.

In September 2021, certain other holders of warrants exercised warrants to purchase an aggregate of 281,535 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $430,749, and were issued an aggregate of 281,535 shares of common stock in connection therewith. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuances in connection with the exercises. The resale of shares of common stock issuable upon exercise of the warrants were registered under the Securities Act .

In September 2021, a holder of warrants exercised warrants to purchase 280,449 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $429,087, and was issued 280,449 shares of common stock in connection therewith. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuance in connection with the exercise. The resale of shares of common stock issuable upon exercise of the warrant was registered under the Securities Act.

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

Use of Proceeds from Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.

    None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
2.1+£	Sale and Purchase Agreement dated May 26, 2021, by and between Vertex Operating Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company		8-K	2.1	5/27/2021	001-11476
2.2+£	Asset Purchase Agreement among Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Refining LA, LLC, Vertex Refining OH, LLC, Cedar Marine Terminals, L.P., H & H Oil, L.P., and Safety-Kleen Systems, Inc. dated as of June 29, 2021		8-K	2.1	6/29/2021	001-11476
3.1	First Amendment to Vertex Refining Myrtle Grove LLC Limited Liability Company Agreement dated July 1, 2021		8-K	3.1	7/2/2021	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
10.1+	Swapkit Purchase Agreement entered into between Vertex Energy Operating, LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US, dated May 26, 2021		8-K	10.2	5/27/2021	001-11476
10.2	$7,000,000 Promissory Note provided by Vertex Energy Operating, LLC to HPRM LLC		8-K	10.1	7/2/2021	001-11476
10.3	First Amendment to $7,000,000 Promissory Note dated and effective October 11, 2021 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.2	10/14/2021	001-11476
10.4	Seventh Amendment to Credit Agreement dated May 26, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.4	7/2/2021	001-11476
10.5	Seventh Amendment to ABL Credit Agreement dated May 26, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.5	7/2/2021	001-11476
10.6	Eighth Amendment to Credit Agreement dated July 1, 2021, by and between Vertex Energy, Inc., Vertex Operating, LLC, Encina Business Credit, LLC as agent, and the lenders party thereto		8-K	10.6	7/2/2021	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

VERTEX ENERGY, INC.

Date: November 8, 2021	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)