Form 10-K
period 2021-12-31
Vertex Energy Inc.
filed 2022-03-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes   ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $685,088,839. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 63,352,411 shares of common stock issued and outstanding as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Report contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:
•our need for additional funding, the availability of, and terms of, such funding, our ability to pay amounts due on such indebtedness, covenants of such indebtedness and security interests in connection therewith;
•risks associated with our outstanding senior convertible notes, including amounts owed, restrictive covenants, conversion rights associated therewith, including dilution caused thereby, and our ability to repay such notes and amounts due thereon (including interest) when due, mandatory and special redemption provisions thereof;
•risks associated with our outstanding preferred stock, including liquidation preferences in connection therewith;
•risks related to our planned Mobile refinery acquisition, including funding required in connection therewith, our ability to obtain such funding, the terms of such funding, security interests in connection therewith, conditions to obtaining such funding, conditions to closing the acquisition of the Mobile refinery, costs associated therewith, costs of combining such operations with the Company, business uncertainties and termination rights associated therewith, including negative effects of such termination on the Company and its securities;
•risks associated with an offtake agreement which will only become effective upon the occurrence of certain events, including the planned Mobile acquisition and the completion of a capital project thereon, which much be completed timely;
•risks associated with a planned capital project associated with the Mobile refinery, including the timing thereof, costs associated therewith and our ability to generate revenues while such project is pending;
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
•our ability to maintain our relationships with Bunker One (USA) Inc;
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
•prohibitions on borrowing and other covenants of our future debt facilities;
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

•repayment of and covenants in our future debt facilities;
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
Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2021 means the year ended December 31, 2021, whereas fiscal 2020 means the year ended December 31, 2020. Fiscal 2019 means the year ended December 31, 2019.
In addition to the items included in the Glossary below, unless the context requires otherwise, references to:
•the "Company," "we," "us," "our," "Vertex," "Vertex Energy" and "Vertex Energy, Inc." refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries;
•“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;
•“Securities Act” refers to the Securities Act of 1933, as amended; and
•“SEC” or the “Commission” refers to the United States Securities and Exchange Commission.

GLOSSARY
The following are abbreviations and definitions of certain terms used in this Report, which are commonly used in the refining and oil and gas industry:
No. 2 Oil - A high sulfur diesel oil, which is used in off-road equipment and in the marine industry such as tug boats and ships. It is also used to blend fuel oil and has multiple applications to fuel furnaces (“boilers”). It is a low viscosity, flammable liquid petroleum product.
No. 6 Oil - A lesser grade of oil than No. 2 oil, it is used only in certain applications.
Aggregators - Specialized businesses that purchase used oil and petroleum by-products from multiple collectors and sell and deliver it as feedstock to processors.
Asphalt Flux - Also called asphalt extender or blowdown, asphalt flux is a by-product of re-refining used oil suitable for blending with bitumen (the geological term for naturally occurring deposits of solid or semi-solid petroleum) or asphalt to form a product of greater fluidity or softer consistency. It is a thick, relatively nonvolatile fraction of petroleum used as flux (i.e., a substance used to promote fusion). It is a derivative, nearly or completely solid at room temperature, of certain crude oils. This black, tarry material usually comes from vacuum residue (i.e., the residue left over from vacuum distillation (see below)). It has several industrial applications. Pavers heat it to liquid form and mix it in gravel to make road surface materials called “blacktop,” “madcadam,” “tarmac,” or “asphalt.” Builders use it to make and join bricks, to coat roofs, and to form shingles. It also glues together various manufactured goods.
Base Oil - The name given to lubrication grade oils initially produced from refining crude oil (mineral base oil) or through chemical synthesis (synthetic base oil). In general, only 1% to 2% of a barrel of crude oil is suitable for refining into base oil. The majority of the barrel is used to produce gasoline and other hydrocarbons.
Black Oil - Any used or unused petroleum or synthetic oil that is dark in color and heavier than diesel. Examples of black oil include used motor oil, No. 6 fuel oil, marine cutterstock, gasoil, and other residual fuel oil.
Blender - An entity that combines various petroleum distillates to make a finished product that meets the applicable customer’s specification. In this combining process, each hydrocarbon stream is analyzed through a distillation cure as well as other testing to help ensure the quality of product is met. Through this process, each stream is blended into a specific product, including gasoline, No. 2 oil, marine diesel and fuel oils.
Blendstock - A bulk liquid component combined with other materials to produce a finished petroleum product.
Bunker Fuel - Any type of fuel oil used aboard ships, and includes heavy oil and No. 6 Oil.
Collectors - Typically local businesses that purchase used oil from generators and provide on-site collection services.
Crack – Crack means breaking apart crude oil into its component products, including gases like propane, heating fuel, gasoline, light distillates like jet fuel, intermediate distillates like diesel fuel and heavy distillates like grease.
Cracking - The process whereby large hydrocarbons are broken (or cracked) into smaller hydrocarbons, which is usually done at high temperatures and pressures.
Cutterstock - Fuel oil used as a blending agent for other fuels to, for example, lower viscosity.
Distillate Fuel - A general classification for one of the petroleum fractions or cuts produced in conventional distillation operations; includes marine diesel oil and diesel fuels.
Feedstock – A product or a combination of products derived from crude oil and destined for further processing in the refining or re-refining industries. It is transformed into one or more components and/or finished products.
Gasoline Blendstock - Naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes (an organic compound with properties similar to a butane).
Generators - Entities that generate used oil through their daily operations such as automotive businesses conducting oil changes on consumer and commercial vehicles and industrial users changing lubricants on machinery and heavy equipment.

Hydrocarbons - An organic compound consisting entirely of hydrogen and carbon. When used in the Company’s filings the term generally refers to crude oil and its derivatives.
HSFO - High Sulphur Fuel Oil or HSFO, means fuel oil with a high sulphur content.

Hydrotreating - Processing feedstock with hydrogen to remove impurities such as sulfur, chlorine, and oxygen and to stabilize the end product.
IMO 2020 - Effective January 1, 2020, the International Maritime Organization (IMO) mandated a maximum sulphur content of 0.5% in marine fuels globally.
Industrial Burners – Entities which burn combustible waste products (when used in the Company’s filings, generally used motor oil and re-refined hydrocarbon feedstocks) to generate power, heat or for other industrial purposes.
Light Fuels – Fuels such as gasoline and kerosene.
Lubricating Base Oil – A crude oil derivative used for lubrication.
Marine Diesel Oil - A blend of petroleum products that is used as a fuel in the marine industry.
MDO - Means marine diesel oil, which is a type of fuel oil and is a blend of gasoil and heavy fuel oil, with less gasoil than intermediate fuel oil used in the maritime field.
Naphthas - Refers to any of various volatile, highly flammable liquid hydrocarbon mixtures used chiefly as solvents and diluents and as raw materials for conversion to gasoline.
Processors – Entities (usually re-refineries) which utilize a processing technology to convert used oil or petroleum by-products into a higher-value feedstock or end-product.
Pygas (pyrolysis gasoline) - An aromatics-rich gasoline stream produced in sizeable quantities by an ethylene plant. These plants are designed to crack a number of feedstocks, including ethane, butane, propane, butane, naphtha, and gasoil. Pygas can serve as a high-octane blendstock for motor gasoline or as a feedstock for an aromatics extraction unit.
Re-Refined Base Oil - The end product of used oil that is first cleansed of its contaminants, such as dirt, water, fuel, and used additives through vacuum distillation. The oil is also generally hydrotreated to remove any remaining chemicals. This process is very similar to what traditional oil refineries do to remove base oil from crude oil. Finally, the re-refined oil is combined with a fresh additive package by blenders to bring it up to industry performance levels.
Re-Refining - A process involving extensive physical and chemical treatment of used motor oil to yield a high quality marine diesel oil or lubricant base stock comparable to a virgin lubrication oil product.
Refining - The process of purification of a substance. The refining of liquids is often accomplished by distillation or fractionation. Gases can be refined in this way as well, by being cooled and/or compressed until they liquefy. Gases and liquids can also be refined by extraction with a selective solvent that dissolves away either the substance of interest, or the unwanted impurities.
Toll Processing/Third Party Processing - Refining or petrochemicals production done on a fee basis. A plant owner puts another party’s feedstock through his equipment and charges for this service. A portion of the product retained by the processor may constitute payment. This form of compensation occurs frequently in refining because the feedstock supplier often is interested in retaining only one part of the output slate.
Transmix - A mix of transportation fuels, usually gasoline and diesel, created by mixing different specification products during pipeline transportation, stripping fuels from barges and bulk fuel terminals. Transmix processing plants distill the transmix back into specification products, such as unleaded gasoline and diesel fuel.
Used Oil - Any oil that has been refined from crude oil, or any synthetic oil that has been used, and as a result of use or as a consequence of extended storage or spillage has been contaminated with physical or chemical impurities. Examples of used oil include used motor oil, hydraulic oil, transmission fluid, and diesel and transformer oil.
Virgin Base Oil – Base oil which has not previously been recycled or re-refined.

Vacuum Distillation – A process that removes emulsified contaminated water and separates used oil into base oil lubricant and light fuels.
VGO -Vacuum Gas Oil (also known as cat feed) - a feedstock for a fluid catalytic cracker typically found in a crude oil refinery and used to make gasoline No. 2 oil and other byproducts.

PART I
Item 1. Business
Corporate History:
We were formed as a Nevada corporation on May 14, 2008. Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary (“Merger Subsidiary”), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”), effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). In connection with the Merger, (i) each outstanding share of World Waste common stock was cancelled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was cancelled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was cancelled and exchanged for 11.651 shares of our Series A preferred stock.
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
Omega Refining Acquisition
In May 2014, we acquired certain of the assets of Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”) related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. The assets included Omega’s Marrero, Louisiana plant which produces vacuum gas oil (VGO) and a Bango, Nevada plant which produces base lubricating oils. We acquired the assets in the name of our indirect wholly-owned subsidiary, Vertex Refining LA, LLC (“Vertex LA”). The assets and operations acquired from Omega fall under our Black Oil segment. The Bango Refining operations were sold in January 2016.
Heartland Acquisition
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
Myrtle Grove Share Purchase and Subscription Agreement
On July 26, 2019 (the “MG Closing Date”), Vertex Refining Myrtle Grove LLC (“MG SPV”), a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below, Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”), Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), and solely for the purposes of the MG Guaranty (defined below), the Company, entered into and closed the transactions contemplated by a Share Purchase and Subscription Agreement (the “MG Share Purchase”).
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

    Distributions of available cash of MG SPV pursuant to the MG Company Agreement (including pursuant to liquidations of MG SPV), subject to certain exemptions set forth therein, are to be made (a) first, to the holders of the Class B Units, in an amount equal to the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders (initially Tensile-MG)(such aggregate capital invested by the Class B Unit holders, the “MG Invested Capital”, which totals approximately $4 million as of December 31, 2021, less prior distributions (the greater amount of (A) and (B), the “Class B Priority Distributions”); (b) second, the Class B Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate MG Invested Capital; (c) third, the Class A Unitholders (other than Class A Unitholders which received Class A Units upon conversion of Class B Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.
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

Additionally, the Class A Unit holders (common and preferred) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a)  January 17, 2025 and (b) the occurrence of a Heartland Triggering Event (defined below)(a “Heartland Redemption”). The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the Class A preference. The Class A preference is defined as the greater of (A) the aggregate unpaid Class A yield equal to 225% per year or (B) an amount equal to the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date. “Heartland Triggering Events” include (a) any termination of the Administrative Services Agreement pursuant to its terms and/or any material breach by us of the environmental remediation and indemnity agreement, (b) any dissolution, winding up or liquidation of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, (c) any sale, lease, license or disposition of any material assets of the Company, Vertex Operating or any significant subsidiary of Vertex Operating, or (d) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, Vertex Operating or any significant subsidiary of Vertex Operating, the result of which is that the holders of the voting securities of the relevant entity as of the Heartland Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the Heartland Company Agreement.
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
Distributions of available cash of Heartland SPV pursuant to the Heartland Company Agreement (including pursuant to liquidations of Heartland SPV), subject to certain exceptions set forth therein, are to be made (a) first, to the holders of the Class A Preferred Units, in an amount equal to the greater of (A) the aggregate unpaid Class A Yield and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class A Preferred Unit holders (initially Tensile-Heartland)(such aggregate capital invested by the Class A Preferred Unit holders, the “Heartland Invested Capital”, which totaled approximately $21 million as of the Heartland Closing Date, subject to adjustment as provided in the Heartland Share Purchase), less prior distributions (such greater amount of (A) and (B), the “Class A Preferred Priority Distributions”); (b) second, the Class A Preferred Unitholders, together as a separate and distinct class, are entitled to receive an amount equal to the aggregate Heartland Invested Capital; (c) third, the Class B Unitholders (other than Class B Unitholders which received Class B Units upon conversion of Class A Preferred Units), together as a separate and distinct class, are entitled to receive all or a portion of any distribution equal to the sum of all distributions made under sections (a) and (b) above; and (d) fourth, to the holders of Units who are eligible to receive such distributions in proportion to the number of Units held by such holders.
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
Recent Transactions
May 2021 Purchase Agreement
On May 26, 2021, Vertex Operating, entered into a definitive Sale and Purchase Agreement (the “Refinery Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”), to purchase the Shell’s Mobile, Alabama refinery, certain real property associated therewith, and related assets, including all inventory at the refinery as of closing and certain equipment, rolling stock, and other personal property associated with the Mobile refinery (collectively, the “Mobile Refinery” and the “Mobile Acquisition”). The Mobile Refinery is located on an 800+ acre site in the city and county of Mobile, Alabama. The 91,000 barrel-per-day nameplate capacity Mobile Refinery is capable of sourcing a flexible mix of cost-advantaged light-sweet domestic and international feedstocks. Approximately 70% of the refinery’s current annual production is distillate, gasoline and jet fuel, with the remainder being vacuum gas oil, liquefied petroleum gas (LPG) and other products. The facility distributes its finished product across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.

In addition to refining assets, the transaction will include the acquisition by the Company of approximately 3.2 million barrels of inventory and product storage, logistics and distribution assets, together with more than 800+ acres of developed and undeveloped land.
The initial base purchase price for the assets is $75 million. In addition, Vertex Operating will also pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, which we currently anticipate having a value of approximately $100 million and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $440,000. Upon closing of the acquisition, the Company (through one or more of its subsidiaries and affiliates) plans to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”).
In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided the Shell a promissory note in the amount of $10 million (the “Deposit Note”). Pursuant to the terms of the Refinery Purchase Agreement, the terms of such agreement (other than exclusivity through December 31, 2021, or such earlier date that the Refinery Purchase Agreement is terminated), were not legally binding on Shell until such time as Vertex Operating funds the Deposit Note in cash (which note has been paid in full to date). The Deposit Note did not accrue interest unless or until an event of default occurs under such note, at which time interest accrues at 12% per annum until paid. The entire balance of the Deposit Note was due upon the earlier of (i) 45 calendar days following the date of the Deposit Note (i.e., July 10, 2021); and (ii) five calendar days following the closing of any transaction between Vertex Operating and any third party, which Deposit Note was paid in full prior to such applicable due date.
In the event of the closing of the transactions contemplated by the Refinery Purchase Agreement, the funded portion of the Deposit Note, and any interest thereon (the “Deposit”) is credited against the purchase price due to the Shell. In the event the Refinery Purchase Agreement is terminated, the Deposit is non-refundable except as more particularly described in the Refinery Purchase Agreement, which provides that in some circumstances the Company may receive a complete refund of the Deposit or must pay a portion of (or in some cases all) the costs for the Swapkit (defined below) and/or the audit of the Shell’s operations, to the extent requested by the Company.
The Refinery Purchase Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date, by the mutual consent of the parties; by Vertex Operating or Shell in the event the closing has not occurred by May 26, 2022 (the “Outside Date”, subject to extensions as discussed in the Refinery Purchase Agreement), in the event such failure to close is not a result of Vertex Operating’s or Shell’s breach of the agreement, respectively, or the failure to obtain any government consent; by Vertex Operating or Shell, if the other party has breached any representation, warranty or covenant set forth in the agreement, subject to certain cases to the right to cure such breach, or required regulatory approvals have not been received as of the Outside Date.
The Refinery Purchase Agreement provides that if all conditions to closing are satisfied other than government approvals and required permits and registrations, then the Outside Date is extended to such date as the parties mutually agree; provided, however, in the event the parties do not mutually agree, then the Outside Date is automatically extended to May 26, 2023.
The Refinery Purchase Agreement contemplates the Company and the Shell entering into various supply and offtake agreements at closing.
The Mobile Acquisition is expected to close early in the second quarter of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the Mobile Acquisition, receipt of regulatory approvals and required consents, absence of a material adverse effect and the Company raising sufficient cash to pay such aggregate purchase price, a portion of which the Company raised through the sale of the Convertible Notes and a portion of which the Company plans to raise through the entry into the Term Loan, each defined and discussed below. The conditions to the closing of the Mobile Acquisition may not be met, and such closing may not ultimately occur on the terms set forth in the Refinery Purchase Agreement, if at all.
In connection with the entry into the Refinery Purchase Agreement, Vertex Operating and Shell entered into a Swapkit Purchase Agreement (the “Swapkit Agreement”). Pursuant to the agreement, Vertex Operating agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”), at a cost of $8.7 million, which is payable at closing (subject to certain adjustments), or in certain circumstances, upon termination of the Purchase and Sale Agreement.
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
As a result, there are no outstanding shares of Series B or B1 Preferred Stock as of December 31, 2021.
Safety-Kleen Sale Agreement
On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex LA, Vertex OH, CMT, H & H Oil, as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”), dated as of June 28, 2021.
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
The initial base purchase price for the assets was $140 million, which is subject to customary adjustments to account for working capital, taxes and assumed liabilities.
The Sale Agreement was expected to close in the first half of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the transaction, and receipt of regulatory approvals and required consents.
On January 24, 2022, each of the Company Parties and Safety-Kleen entered into an Asset Purchase Termination Agreement (the “Termination Agreement”) pursuant to which the Sale Agreement was terminated. Pursuant to the terms of the Termination Agreement, the Company agreed to pay a termination fee to Safety-Kleen of $3,000,000. Immediately upon receipt of such termination fee, which the Company paid simultaneously with the execution of the Termination Agreement, the Sale Agreement was terminated and is of no further force or effect, and with no further liability to any party thereunder, other than certain confidentiality obligations of the parties and ongoing liability for any willful or intentional breach of, or non-compliance with, the Sale Agreement.
The Company is exploring other opportunities for the sale of the UMO business.
Tensile Transactions

On July 1, 2021, the Operating Agreement of MG SPV was amended to provide that from the date of such agreement until December 31, 2021, the Company (through Vertex Operating), was required to fund the working capital requirements of MG SPV, which advances were initially characterized as debt, but that Tensile MG may convert such debt into additional Class A Units of MG SPV (after December 31, 2021), at $1,000 per unit (the “MG SPV Amendment”).

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note are currently due upon the earlier of (i) June 30, 2022; and (ii) five calendar days following the closing of a sale of substantially all the assets of Vertex Refining OH, LLC (“VROH”), and/or the sale of membership interests in VROH possessing voting control (with the consent of the Company), provided that the Heartland Note may be prepaid in whole or in part at any time without premium or penalty. The Heartland Note includes customary events of defaults. The Company used the funds borrowed under the Heartland Note, to paydown a portion of the Deposit Note, with the remaining funds coming from a loan from EBC as discussed below.
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

The net proceeds from the offering, after deducting placement agent fees and estimated offering costs and expenses payable by the Company, were approximately $133.9 million. The Company intends to use approximately $33.7 million of the net proceeds from the offering to fund a portion of the funds payable in connection with the Refinery Purchase Agreement. The Company has previously used (1) $10.9 million of the net proceeds from the offering to repay amounts owed by the Company under its credit facilities with Encina Business Credit, LLC and certain of its affiliates (the “EBC Lenders”), and (2) $0.4 million of the net proceeds to repay certain secured equipment leases with certain affiliates of Wells Fargo Bank, National Association. The Company intends to use the remainder of the net proceeds for working capital and other general corporate purposes, which may include debt retirement and organic and inorganic growth initiatives, provided that the Company has no current specific plans for such uses.

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
•Cash settlement of principal amount in connection with conversions – Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
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

Idemitsu Offtake Agreement

On February 14, 2022, Vertex Refining Alabama LLC (“Vertex Refining”), a wholly-owned subsidiary of the Company, entered into a Master Offtake Agreement dated February 4, 2022 (the “Offtake Agreement”) with Idemitsu Apollo Renewable Corp. (“Idemitsu”). Pursuant to the Offtake Agreement, Vertex Refining agreed to sell Idemitsu renewable diesel which is planned to be produced by the Mobile Refinery, subject to completion of the acquisition of the Mobile Refinery and the capital project discussed above. Following phase 1 of the planned modifications of the Mobile Refinery, it is expected to produce 10,000 barrels of renewable diesel and following phase 2, 14,000 barrels of renewable diesel. “Phase 1” means the first stage of conversion of the hydrocracker unit to renewable diesel production and “phase 2” means the second stage of the conversion of the hydrocracker conversion which will be completed after the new hydrogen plant is operating at ratable hydrogen supply. During the term of the Offtake Agreement, Idemitsu agreed to purchase all of the renewable diesel produced at the refinery (provided it meets certain specifications), up to a maximum volume of 14,000 barrels per day.

The obligations of the parties under the Offtake Agreement are subject to certain conditions precedent, including (a) the closing of the acquisition of the Mobile Refinery occurring prior to April 30, 2022; (b) the parties having entered into a mutually acceptable storage agreement for the storage of renewable diesel on or before the commencement of commercial operations of the refinery following the completion of the capital project (the “COD”); (c) Idemitsu having delivered to Vertex Refining the Guaranty (discussed below) on or before COD; (d) absence of certain actions or proceedings to set aside, enjoin or prevent the performance by either party of its respective obligations under the agreement; (e) no project assets, related facilities or products having been affected adversely or threatened to be affected adversely by any material loss or damage, subject to certain exceptions; (f) the mutual representations and warranties of each party being true and correct; and (g) COD having occurred within eighteen months of the Company’s acquisition of the Mobile Refinery.

If a party terminates the Offtake Agreement as a result of any of the conditions precedent required under the Offtake Agreement, as summarized above, not being satisfied, neither party has any further obligation under the Offtake Agreement to the other party, except that (i) Vertex Refining is responsible for payment to Idemitsu of a Termination Payment (defined below), in the event the Master Agreement is terminated due to the failure to satisfy or waive the condition that COD occur within eighteen months of the Company’s acquisition of the Mobile Refinery, and (ii) each party shall remain liable to the other party for any and all damages incurred as a result of a breach by a party of its representations, warranties or any other obligations prior to such termination. “Termination Payment” means the actual and documented storage costs incurred by Idemitsu to acquire or lease 300,000 barrels of storage tanks for twelve (12) months. The Termination Payment is payable in monthly installments in an amount equal to the monthly storage costs incurred by Idemitsu.

A performing party may terminate the Offtake Agreement (a) by delivery of a written notice to the other Party within thirty days of any of the conditions precedent required under the Offtake Agreement, as summarized above, not being waived or satisfied by the date required for such condition, or a determination that a condition is not capable of being satisfied by the date indicated for such condition, or (b) if there is an event of default under the agreement.

The initial term of the Offtake Agreement (the “Initial Term”) commences on COD and continues for a period of five years thereafter, subject to certain early termination provisions set forth in the agreement, including, but not limited to, the right of either party to request a review of the terms of the agreement prior to the commencement of the 4th and 5th contract years of the agreement, which, if triggered, and if the parties fail to mutually agree in writing to any such requested revisions, will result in the agreement expiring three years or four years after COD, as applicable. The parties may mutually agree to extend the term of the agreement beyond the Initial Term pursuant to the terms of the Offtake Agreement.

Pursuant to the Offtake Agreement, Idemitsu shall be the exclusive offtake party for certain amounts of renewable diesel produced by Vertex Refining, up to a total of 14,000 barrels of renewable diesel, provided that if Idemitsu fails to purchase or accept any portion of such committed volume in accordance with the terms of the Offtake Agreement, Vertex Refining has the right to sell such product and regulatory credits to a third-party. Vertex Refining is also required to transfer all regulatory credits associated with the product purchased to Idemitsu pursuant to the terms of the Offtake Agreement.

The Offtake Agreement also includes a requirement that Idemitsu pay for certain minimum volumes of renewable diesels per month and that Vertex Refining supply certain minimum volumes per month, subject to certain make whole payments or reimbursements due from the appropriate party.

Vertex Refining may also, in its sole discretion, offer to Idemitsu renewable diesel and associated regulatory credits produced by the Mobile Refinery in excess of the committed volume.

In the event the refinery produces and Vertex Refining offers for sale during the term of the agreement, renewable products other than renewable diesel (“Other Renewable Products”), prior to offering the Other Renewable Products to any third party, Vertex Refining is required to first offer such products to Idemitsu and Idemitsu has a 14 day right of first refusal to purchase such Other Renewable Products.

Idemitsu agreed to pay to Vertex Refining a per gallon of product purchased at an indexed, spot-market price at the time of production.

The Offtake Agreement includes customary representations and warranties of the parties, requirements of the parties, force majeure provisions, reimbursement obligations, limitations on damages, events of default, and confidentiality obligations. The agreement also requires Vertex Refining to (i) register with the U.S. Environmental Protection Agency (EPA) as a renewable fuel producer; (ii) use reasonable efforts to maintain such registration and generate the maximum allowable number of certain renewable fuel credits on all product delivered to Idemitsu; and (iii) maintain all documentation and any other information required under the EPA renewable fuel standard.

Pursuant to the Offtake Agreement, Idemitsu has the right, but not the obligation, to purchase from Vertex Refining, quantities of ultra low sulfur diesel (“ULSD”), up to an amount required by Idemitsu to blend with the renewal diesel to a ratio of 0.1% ULSD or greater; provided that Vertex Refining has such volumes available for sale. The purchase price for any ULSD purchased by Idemitsu from Vertex shall be the monthly average of the daily prompt CME Group ULSD futures (heating oil) settlement for each day during the month in which delivery occurred.
As a condition to the effectiveness of the Offtake Agreement, Idemitsu’s parent entity, Idemitsu Kosan Co., Ltd. (“Idemitsu Parent”), must enter into a Continuing Guaranty in favor of Vertex Refining (the “Guaranty”) prior to COD. Pursuant to the Guaranty, Idemitsu Parent will guaranty the full and prompt payment when due, whether upon acceleration, demand or otherwise, and at all times thereafter, of the indebtedness of Idemitsu under the Offtake Agreement and related agreements and the punctual performance of all of such payment obligations under the Offtake Agreement, with such liability limited to the lesser of (i) the amounts owed to Vertex Refining under the Offtake Agreement and related agreements; and (ii) $100,000,000. The Guaranty will have customary covenants and requirements, including requiring Idemitsu Parent to subordinate any debt owed by Idemitsu to Idemitsu Parent to the obligations to Vertex Refining under the Guaranty.
Commitment Letter
On February 17, 2022, the Company and the Company’s wholly-owned subsidiary, Vertex Refining, entered into a Commitment Letter with a syndicate of lenders in respect of a three-year, $125 million first-lien senior secured term loan facility (the “Term Loan”). The closing date and the funding of the Term Loan are subject to the closing of the Mobile Acquisition, in addition to various conditions precedent, as set forth in more detail in the Commitment Letter.
The Term Loan syndicate is led by, among others, certain funds and accounts managed by BlackRock Financial Management, Inc., Whitebox Advisors LLC and Highbridge Capital Management, LLC. The Term Loan proceeds are expected to be used by the Company and its wholly-owned subsidiaries to fund a portion of the purchase price of the Mobile Refinery, a portion of a planned renewable diesel conversion project at the Mobile Refinery, liquidity needs, and certain fees and expenses associated with the closing of the Term Loan. The Term Loan is expected to be secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries and to be guaranteed by the Company and certain of its subsidiaries.
The commitments and undertakings of the lenders under the Commitment Letter will automatically terminate on the first to occur of (a) April 1, 2022, (b) consummation of the acquisition of the Mobile Refinery without use of the facility or if the lenders become aware of a breach of the exclusivity provisions of the Commitment Letter, (c) the closing date of the Term Loan and the release of the Term Loan proceeds to the Company, (d) the termination of the Refinery Purchase Agreement in accordance with its terms prior to the closing date, and (e) the date upon which the Company breaches its obligations under the Commitment Letter or otherwise fails to comply with the terms and conditions of the Commitment Letter (unless such breach or failure is cured within two (2) business days following the Company’s receipt of notice of such breach or failure).
As described in more detail in the Commitment Letter, the Term Loan will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Fed Funds rate for such day plus 0.50% (subject to a floor of 1.0%), plus (ii) 8.75%. The facility will also be issued with an original issue discount of 1.5%. Beginning on the first anniversary of the closing date of the facility, the loan will amortize in equal quarterly installments in aggregate annual amounts equal to 5.0% of the original principal amount of the facility. The facility will be subject to certain mandatory prepayment obligations as described in the Commitment Letter, and to be further documented in the definitive loan agreements.
Additionally, subject to the terms of the Commitment Letter, if an escrow agent has been appointed by the parties and the parties have entered into an escrow agreement prior to the termination of the Commitment Letter, but in no event prior to February 21, 2022, the lenders have agreed to fund the full amount of the Term Loan (less certain amounts) into the escrow account. If the conditions required for the Term Loan funding have been satisfied prior to the date that the Commitment Letter terminates, the amount of funds in the escrow account is to be distributed to the Company, net of certain fees and expenses, otherwise such funds are to be returned to the lenders upon termination of the Commitment Letter.
As a closing condition to the facility, the Company will issue warrants (the “Lender Warrants”) to purchase 2.75 million shares of common stock of the Company to the lenders, on a pro-rata basis based on each lender’s lending commitments. The Lender Warrants will be subject to customary registration and antidilution rights, have a three-year term and a $4.50 per share exercise price.
The lenders received certain exclusivity rights for future fundings of the Company, relating to any transaction that would replace all or any portion of the funding under the facility, as described in greater detail in the Commitment Letter.
The obligation of the lenders party to the Commitment Letter to honor their respective commitments under the Commitment Letter is subject to satisfaction (or waiver) of certain conditions precedent, including, without limitation, the negotiation and receipt of customary closing documents, together with certain collateral documents, execution of a working capital credit agreement by the Company and certain third party lenders, execution of an intercreditor agreement, the issuance of the Lender Warrants, the consummation of the acquisition of the Mobile refinery, substantially simultaneously with the initial borrowings under the facility, completion of applicable “know your customer” requests and delivery of documentation related thereto, no material adverse effect with respect to the Company, the occurrence of no events of default, completion of lender due diligence, payment of required fees, delivery of customary financial reporting information, specified representations and warranties, perfection of certain security interests, and delivery of customary opinions. The Company will pay certain fees and expenses in connection with obtaining the facility. Given the conditional nature of the Commitment Letter and the commitments of the lenders thereunder, the lenders may not be obligated to provide funding under the planned facility, and, as a result, the Company may not be able to consummate such financing or obtain such loan funds, on the terms described in the Commitment Letter, if at all.
On March 2, 2022, (1) the Company, (2) Vertex Refining, (3) the Lenders and (4) Cantor Fitzgerald Securities (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, on March 2, 2022 each of the Lenders deposited their pro rata portion of the $125 million loan amount, less certain upfront fees, into an escrow account. Such funds will be released to (i) Vertex Refining if the Credit Agreement is entered into by April 1, 2022, and certain other conditions precedent are satisfied by that date or (ii) the Lenders if (a) the Credit Agreement is not entered into by such date and the other conditions precedent are not satisfied, (b) the Acquisition (as defined below) is consummated without use of the loan amount under the Credit Agreement or if the Lenders become aware of a breach under the exclusivity provision of the Commitment Letter, (c) the termination of the Refinery Purchase Agreement in accordance with its terms prior to the closing date of the Credit Agreement, or (d) the date upon which Vertex Refining breaches its obligations under the Commitment Letter or otherwise fails to comply with the terms and conditions of the Commitment Letter (unless such breach or failure is cured within two business days following Vertex Refining’s receipt of notice of such breach or failure). The
Escrow Agreement includes customary indemnification obligations of Vertex Refining and the Company and certain limited indemnification obligations of the Lenders. The Company is required to pay a ‘ticking fee’ equal to 10.5% per annum on the gross aggregate amount of escrow account proceeds, beginning on March 2, 2022, which was the date funds were deposited, into the escrow account.
Heartland and Myrtle Grove Purchase Agreements
On February 25, 2022, Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company entered into (1) a Purchase and Sale Agreement with Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile and Tensile-Heartland (the “Heartland Purchase Agreement”); and (2) a Purchase and Sale Agreement with Tensile-Vertex and Tensile-MG (the “Myrtle Grove Purchase Agreement”, and together with the Heartland Purchase Agreement, the “Purchase Agreements”).
As discussed above, Tensile-Heartland holds 65% of Heartland SPV and Tensile-MG owns 15% of MG SPV, and Tensile-Vertex holds 100% of both Tensile-Heartland and Tensile-MG.
Pursuant to the Heartland Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-Heartland and pursuant to the Myrtle Grove Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-MG, from Vertex-Tensile, the result of which will be that Vertex Splitter will own 100% of each of Heartland SPV and MG SPV.
Pursuant to the Heartland Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-Heartland is $35 million (the “Base Amount”), plus an amount accrued and accruing from and after May 31, 2021, on the Base Amount on a daily basis at the rate of 22.5% per annum compounded on the last day of each calendar quarter plus an amount equal to any and all cash and cash equivalents of Tensile-Heartland, as of the closing date, which we currently anticipate will total an aggregate of approximately $44 million. The purchase contemplated by the Heartland Purchase Agreement is required to take place on June 30, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing. The Heartland Purchase Agreement includes customary representations of the parties, requires Vertex Splitter to maintain officer and director insurance for Tensile-Heartland for at least six years following the closing; requires that they bear their own fees and expenses, except that each party is required to pay the fees and expenses of the other party upon termination of the agreement in certain situations; includes customary indemnification obligations; and includes mutual releases of the parties, effective upon closing.
The Heartland Purchase Agreement may be terminated prior to closing, by the mutual consent of the parties; by Vertex Splitter if Vertex-Tensile has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; by Vertex-Tensile if Vertex Splitter has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; or by either party if there is a final, non-appealable judgment preventing the closing.
Pursuant to the Myrtle Grove Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-MG is estimated to be approximately $7 million, and will be based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which has not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. The purchase contemplated by the Myrtle Grove Purchase Agreement is required to take place on March 31, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing. The Myrtle Grove Purchase Agreement includes customary representations of the parties, requires Vertex Splitter to maintain officer and director insurance for Tensile-MG for at least six years following the closing; requires that they bear their own fees and expenses, except that each party is required to pay the fees and expenses of the other party upon termination of the agreement in certain situations; includes customary indemnification obligations; and includes mutual releases of the parties, effective upon closing.
The Myrtle Grove Purchase Agreement may be terminated prior to closing, by the mutual approval of the parties; by Vertex Splitter if Vertex-Tensile has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; by Vertex-Tensile if Vertex Splitter has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; or by either party if there is a final, non-appealable judgment preventing the closing.
Tensile-Vertex, Vertex Splitter and the Company (collectively, Vertex Splitter and the Company, the “Vertex Parties”) also entered into a Side Letter Re Purchase and Sale Agreements (the “Side Letter”), pursuant to which the parties agreed that in the event that (i) the closing of the transactions contemplated by the Myrtle Grove Purchase Agreement does not occur on or prior to March 31, 2022, and/or (ii) the closing of the transactions contemplated by the Heartland Purchase Agreement does not occur on or prior to June 30, 2022, then, in addition to any of the rights of Tensile-Vertex under the Purchase Agreements: (a) the Vertex Parties will use their best efforts to cause the closings under the Purchase Agreements to occur, including without limitation by raising debt financing, selling equity in a private or public transaction, selling assets and/or otherwise doing all things necessary or appropriate to raise the funds necessary to make the payments required to be made by Vertex Splitter under the Purchase Agreements, in each case on commercially reasonable terms and conditions, subject to certain exceptions; (b) upon the written election of Tensile-Vertex, the Vertex Parties will and will cause their affiliates to consent to the distribution or other payment of any and all cash and cash equivalents of Heartland SPV (including any proceeds from the repayment of that certain $7,000,000 promissory note, issued by Vertex Operating to Heartland SPV on July 1, 2021, as amended to date (the “Heartland Note”)) and any direct and indirect subsidiaries to Tensile-Vertex, with such distribution or other payment to be structured as specified by Tensile-Vertex so as to be tax efficient for Tensile-Vertex; and (c) Tensile-Vertex may, with written notice, cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV, with Tensile-Vertex being entitled, upon the consummation of such sale, of the greater of (i) 65% of the total net equity proceeds of such sale, and (ii) the amount due to Tensile-Vertex under the Heartland Purchase Agreement as of the date of the consummation of such sale.
Heartland Note Amendment
Also on February 25, 2022, Vertex Operating, the Company and Heartland SPV, entered into a Second Amendment to Promissory Note (the “Second Note Amendment”), which amended the Heartland Note, to extend the due date of the Heartland Note until the earlier of (i) June 30, 2022; and (ii) five (5) calendar days following the closing of a sale of substantially all the assets of Vertex Refining OH, LLC (“VROH”), and/or the sale of membership interests in VROH possessing voting control (with the consent of the Company), provided that the Heartland Note may be prepaid in whole or in part at any time without premium or penalty and without the consent of Heartland SPV. The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default.
Novel Coronavirus (COVID-19)
The COVID-19 pandemic and actions of governments and others in response thereto has resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. The worldwide vaccine rollouts in 2021 have allowed governments to ease COVID-19 restrictions and lockdown protocols; however, the recent increase in COVID-19 cases resulting from the Delta and Omicron variants has created questions about whether lockdown protocols must be adjusted and the ultimate impact of those variants is unknown. Notwithstanding such ‘stay-at-home’ orders, to date, our operations have for the most part been deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.
We sell products and services primarily in the U.S. domestic oil and gas commodity markets. During 2021, we continued to see incremental improvements in the demand for our products and services consistent with the lifting of travel and other government restrictions and the ongoing and state vaccination efforts. Over the year, our business has been gradually recovering after the decline in 2020.
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
Description of Business Activities:
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending December 31, 2021, we aggregated approximately 87.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 79.7 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
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
Black Oil Segment
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to “Part II” - “Item 8. Financial Statements and Supplementary Data”, Note 19, “Discontinued Operations” for additional information.
Our Black Oil segment is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 43 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 30 transportation trucks and more than 80 aboveground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil segment and the Refining and Marketing segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. Also, as discussed above under “Description of Business Activities”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock. Due to the decline in oil prices and challenges in obtaining feedstock during the first quarter of 2020, we have used TCEP solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above), effective January 1, 2020, we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil segment. We have a toll-based processing agreement in place with Monument Chemical Port Arthur, LLC (formerly with KMTEX) to re-refine feedstock streams, under our direction, into various end products that we specify. Monument Chemical uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
Recovery Segment
The Company’s Recovery Segment includes a generator solutions company for the proper recovery and management of hydrocarbon streams, the sales and marketing of Group III base oils through January 2021, and other petroleum-based products, together with the recovery and processing of metals.
Thermal Chemical Extraction Process
We own the intellectual property for our patented TCEP. TCEP is a technology which utilizes thermal and chemical dynamics to extract impurities from used oil which increases the value of the feedstock. We intend to continue to develop our TCEP technology and design with the goal of producing additional re-refined products, which may include lubricating base oil.
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

Vertex Energy, Inc.
Vertex Recovery Management, LLC (VRM)
Holding company for VRMLA
Vertex Recovery Management LA, LLC (VRMLA)
(51% owned by VRM and 49% owned by Industrial Pipe, Inc.)
Buys and Prepares ferrous and non-ferrous scrap intended for large haul barge sales
HPRM LLC (Heartland SPV)
35% Owned
Holds oil re-refinery assets, including the Columbus, Ohio re-refinery
Vertex Refining Myrtle Grove LLC
(MG SPV) - 85% Owned
Owns a Belle Chasse, Louisiana, re-refining complex
Vertex Energy Operating, LLC
(Vertex Operating)
Holding company for entities below
Crystal Energy, LLC
(Crystal)
Wholesale distributor of gasoline, blended gasoline, and diesel
Vertex Refining, LA, LLC
(Vertex Refining LA)
Owns and operates Marrero, Louisiana plant
Vertex Refining, AL, LLC
(Vertex Refining Alabama)
Owns and operates Shell, Alabama plant
Vertex Acquisition Sub, LLC
(Vertex Acquisition)
Holding company for entities below
Leverage Lubricants, LLC
Developer and manufacturer of oil blends
Cedar Marine Terminals, L.P.
(CMT)
Operates Cedar Marine Terminal
Vertex Recovery, L.P.
(Vertex Recovery)
Generator solutions company, owns Nickco
Crossroad Carriers, L.P.
(Crossroad)
Common carrier of hazardous materials
H&H Oil, L.P.
(H&H)
Collects and recycles used oil and residual materials

Our Industry
The used oil recycling industry is comprised of multiple participants including generators, collectors, aggregators, processors, re-refiners and end users. Generators are entities that generate used oil through conducting oil changes on consumer and commercial vehicles, or machinery and heavy equipment. Collectors are intermediaries who collect used oil from generators as an on-site removal service and transport to aggregators, processors and re-refiners. The collection market is highly fragmented and industry estimates indicate that there are 350-400 used oil collection companies in the United States. Aggregators are specialized businesses that purchase used oil and petroleum by-products from multiple collectors and sell and deliver it as feedstock to processors and re-refiners. Processors and re-refineries, utilize a processing technology to convert the used oil or petroleum by-product into a higher-value feedstock or end-product. Used oil is any oil that has been refined from crude oil or any synthetic oil that has been used and, as a result of such use, is contaminated by physical or chemical impurities. Physical impurities could include contamination by metal shavings, sawdust, or dirt. Chemical impurities could include contamination by water or benzene, or degradation of lubricating additives.
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
The extent to which the financial benefits of recycling used oil are realized is driven by operating efficiency in aggregating, storing and transporting used oil supply; the extent to which the used oil is re-refined; and to the price spread between natural gas and crude oil.
According to the U.S. Department of Energy’s Report to Congress dated December 2020, entitled, “Used Oil Management and Beneficial Reuse Options to Address Section 1: Energy Savings from Lubricating Oil Public Law 115-345” (the “U.S. Dept. of Energy Report”), of the annual total U.S. lubricant demand, an average of between 900 million and 1 billion gallons of used oil is collected commercially, while approximately from 200 million gallons of used oil is improperly disposed of into the environment. Of the 900 million and 1 billion gallons collected, approximately 287 million gallons are re-refined into lubricating base oils, approximately 195 million gallons are re-refined into intermediate products with grades slightly lower than base oil, approximately 380 million gallons are burned as an industrial fuel source, approximately 50 million gallons are blended into High Sulphur Fuel Oil (HSFO); and roughly 20 million gallons of used oil is exported—either directly or as-is, or indirectly through blending into HSFO for export to non-marine utility and industrial plants overseas (all numbers are estimates as of 2017). Also pursuant to the U.S. Dept. of Energy Report, each year the U.S. is estimated to generate 425 million used automotive oil filters containing approximately 160,000 tons of steel units and 18 million gallons of oil, , according to a January 2002 feasibility study prepared for the U.S. Department of Energy. We expect that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay relatively flat in 2022.

As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.30 to $0.40 per gallon (which is required to be paid to acquire such used oil), the approximate market price of intermediate re-refined products ranges from $1.85 to $2.00 per gallon, and the approximate price for lubricating base oil ranges from $3.75 to $4.00 per gallon, representing a U.S. market size of approximately $2.0 - $2.75 billion for recycled oil.
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
We believe that the used oil recycling market has significant growth potential through increasing the percentage of recycled oil that is re-refined rather than burned as a low-cost industrial fuel. We believe that the financial and environmental benefits of re-refining used oil combined with consumer and commercial demand for high-quality, environmentally responsible products will drive growth in demand for re-refined oil and re-refining capacity in the United States. Furthermore, we believe that increasing consumer and industrial awareness of the environmental impact of improperly disposing used oil may drive additional market growth as approximately 200 million gallons of used oil generated each year are improperly disposed rather than recycled.
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
Proprietary Technology.
Our proprietary TCEP technology produces a fuel oil cutterstock for the fuel oil market or a refining feedstock. We believe we are able to build TCEP re-refining facilities at a significantly lower cost than conventional re-refineries. We estimate the cost to build a TCEP plant with capacity of up to 50 million gallons at approximately $10 - $15 million, whereas a similar sized base oil plant with vacuum distillation towers and a hydrotreater can cost in excess of $50 million. Notwithstanding the lower cost of TCEP plants, with volume of feedstock during 2021, we do not believe that it makes economic sense to expand our TCEP technology at this time due to the fixed operating costs involved.
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
Management Team.
We are led by a management team with expertise in petroleum recycling, finance, operations, and re-refinement technology. Each member of our senior management team has more than 22 years of industry experience. We believe the strength of our management team will help our success in the marketplace.
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
During the second quarter 2021, we announced the entry into an agreement to acquire the Mobile refinery from Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc ("Shell"), subsidiaries of royal Dutch Shell plc. Upon completion of the acquisition, Vertex intends to initiate two capital projects; (1) modify the Mobile refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis; and (2) development of a pre-treatment facility intended to provide for increased renewable feedstock optionality.

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

Products and Services
We generate substantially all of our revenue from the sale of eight categories of product and services. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
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
(2) As discussed in greater detail above under “Refining and Marketing Segment”, the Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility (Monument Chemical); and distillates.
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
KMTEX/Monument Chemical Tolling Agreement
On or around April 17, 2013, and effective June 1, 2012, we entered into a Tolling Agreement with KMTEX, Ltd. (“KMTEX” and the agreement as amended to date, the “Tolling Agreement”). The Company was previously party to a tolling agreement with KMTEX which expired pursuant to its terms on June 30, 2010, provided that the parties had continued to operate under the terms of the expired agreement until their entry into the April 2013 Tolling Agreement.
On December 14, 2016, and effective January 1, 2017, we entered into a Third Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement. As the Tolling Agreement, as amended, was not terminated by either party within 90 days of December 31, 2020, the term of the Tolling Agreement automatically extended for an additional one (1) year period through December 31, 2021, and such agreement could be extended for up to three (3) additional one (1) year extensions.
During the year ended December 31, 2021, Monument Chemical Port Arthur, LLC. ("Monument Chemical") acquired KMTEX LLC. Effective January 1, 2022, we entered into a Custom Chemical Manufacturing Agreement with Monument Chemical, which replaced and superseded the prior agreement we had with KMTEX. Pursuant to that agreement, Monument Chemical agreed to provide us custom chemical manufacturing and related services in Port Arthur, Texas. The agreement has a term of one year (automatically renewable for additional one year terms thereof, subject to the termination provisions of the agreement) and requires us to pay certain per pound processing fees to Monument Chemical, as well as certain other fees and charges, as well as certain tank rental fees. The agreement contains certain customary confidentiality, indemnification, limitation of liability and insurance requirements, and customary representations and warranties of the parties.
Swap Agreement and Base Oil Agreement
On January 29, 2016, we (through Vertex Operating) and Safety-Kleen Systems, Inc. (“Safety-Kleen”) entered into a Swap Agreement (the “Swap Agreement”). The Swap Agreement has a term of five years, beginning January 29, 2016, and automatically renews for additional one-year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between Safety-Kleen's plant in Nevada and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement could be terminated with 30 days prior written notice in the event either party failed to meet the specifications for oil feedstock set forth in the agreement, a party failed to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breached a term of the agreement. Effective January 29, 2021, the Swap Agreement initial term expired and the agreement was not renewed.
Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement on January 29, 2016 (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one-year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Effective January 29, 2021, the Base Oil Agreement initial term expired and the agreement was not renewed.
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

In 2021, we hired 70 new employees at our Company. When we hire talent, they tend to stay at the Company. The average employee has 5.85 years of service. As of February 21, 2022, we employed 282 full-time employees. We believe that our relations with our employees are good.

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

Inflation and Commodity Price Risk
We have seen increases in costs when comparing to the prior year as well as inflationary and supply chain pressures across our business in areas such as labor, transportation, supplies and overall energy related expenses. We purchase petroleum and petroleum by-products for consolidation and delivery, as well as for our own refining operations. By virtue of constant changes in the market value of petroleum products, we are exposed to fluctuations in both revenues and expenses. We are exposed to market risks related to the volatility in the price of crude oil, No. 6 Fuel Oil and refined petroleum products. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis to ensure compliance with our stated risk management policy that has been approved by our board of directors.
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
•“System for producing an American Petroleum Institute Standards Group III Base Stock from vacuum gas oil” (US #10,723,961 B2), which was granted on July 28, 2020
•“Process for recycling components of a confided space metal container” (US #10,421,196 B2), which was published February 18, 2021, and is still pending.
In addition, we have developed a website and have registered www.vertexenergy.com as our domain name, which contains information we do not desire to incorporate by reference herein.
Available Information
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

Item 1A. Risk Factors
Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•our need for additional funding, the availability of, and terms of, such funding, our ability to pay amounts due on such indebtedness, covenants of such indebtedness and security interests in connection therewith;
•risks associated with our outstanding Convertible Notes, including amounts owed, conversion rights associated therewith, dilution caused thereby, redemption obligations associated therewith and our ability to repay such facilities and amounts due thereon when due;
•risks associated with our outstanding preferred stock, including the liquidation preference associated therewith;
•risks related to our planned Mobile refinery acquisition, including funding required in connection therewith, our ability to obtain such funding, the terms of such funding, security interests in connection therewith, conditions to obtaining such funding, conditions to closing the acquisition of the Mobile refinery, costs associated therewith, costs of combining such operations with the Company, business uncertainties and termination rights associated therewith, including negative effects of such termination on the Company and its securities;
•risks associated with an offtake agreement which will only become effective upon the occurrence of certain events, including the planned Mobile acquisition and the completion of a capital project thereon, which much be completed timely;
•risks associated with a planned capital project associated with the Mobile refinery, including the timing thereof, costs associated therewith and our ability to generate revenues while such project is pending;

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
•our ability to maintain our relationship with Bunker One (USA) Inc.;
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
•prohibitions on borrowing and other covenants of our future debt facilities;
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
•the volatile nature of the market for our common stock;
•our ability to meet earnings guidance;
•anti-take-over rights in our governing documents;
• our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding preferred stock or convertible notes.
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

Risks Relating to Our Outstanding Debt and Receivables, and Financial Statements
We will need to raise additional capital in the future and our ability to obtain the necessary funding is uncertain.
We will need to raise additional funding or refinance our existing debt to meet the requirements of the terms and conditions of our outstanding Convertible Notes, will need to raise additional funding through the Term Loan or otherwise to complete the acquisition of the Mobile Refinery, and will further need to raise additional funding to acquire the inventory required to be purchased in connection with the Mobile Refinery acquisition. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.
Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage, and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of current or existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all of our outstanding indebtedness to be due and payable (subject to certain cure periods). This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, we could be forced to apply all of our available cash to repay our borrowings. In addition, the lenders under our future debt facilities or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
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

We have substantial indebtedness and plan to acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.
We have a significant amount of outstanding indebtedness. As of December 31, 2021, we owed approximately $7.8 million in accounts payable and accrued expenses. As of December 31, 2021, we owed $140 million, net of original issue discount "OID", under our senior notes payable (each described below under "Part II. - Item 8. Financial Statements and Supplementary Data" -"Note 9. Financing Arrangements"- "Indenture and Convertible Notes").
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
We may need to raise additional funding in the future to repay or refinance the Senior Notes, planned future borrowings and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.
The covenants in our future credit and loan agreements may restrict our ability to operate our business and might lead to a default under our credit agreements.
Our future debt agreements may limit, among other things, our ability to:
•incur or guarantee additional indebtedness;
•create liens;
•make payments to junior creditors;
•make investments;
•sell material assets;
•affect fundamental changes in our structure;
•make certain acquisitions;
•sell interests in our subsidiaries;
•consolidate or merge with or into other companies or transfer all or substantially all of our assets; and
•engage in transactions with affiliates.
As a result of these covenants and limitations, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our future debt facilities and loan agreements may require, us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our Senior Notes or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such Senior Notes or future debt facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such Senior Notes or future debt facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.
Our Senior Notes also contain cross-default and cross-acceleration provisions as may our future debt facilities. Under these provisions, a default or acceleration under one instrument governing our debt will in the case of the Senior Notes and may in the case of future indebtedness, constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.
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
Our ability to make payments on our current (including our Convertible Notes) and future indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditures, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.
We expect that our obligations under future planned debt facilities will be secured by a first priority security interest in substantially all of our assets.
We expect that our obligations under future planned debt facilities (including the Term Loan) will be secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries will be required to agree to guarantee our obligations under such agreements (including the Term Loan). As such, our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.
If we are unable to maintain a credit facility, it could have an adverse effect on our business.
We have historically been able to maintain lines of credit and other credit facilities. We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory. If we are unable to borrow funds under a credit facility or similar lending agreement in the future, we may be forced to curtail or abandon our current and/or future planned business operations.

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

Changes in interest rates could have a material adverse impact on our earnings and cash flows. Because our future notes payable are expected to have variable interest rates, our business results are expected to be subject to fluctuations in interest rates. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

Risks Relating to Our Operations, Business and Industry

Epidemics, including the recent outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our revenue is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has more recently recovered to pre-pandemic levels, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which had a material adverse effect on our year-over-year results of operations for 2020. While the majority of COVID-19 restrictions in the jurisdictions in which we operate have since expired or been terminated due to the availability of vaccines, the possibility of future variants and potential waning immunity of vaccinations, creates continued uncertainty as to the total length and effect of the pandemic and/or whether future government actions will result in further reduced economic activity or new ‘stay-at-home’ or similar orders.
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
The occurrence of any of the events described above could have a material adverse effect on our results of operations and could in turn cause our securities to decline in value.
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

    As a result of the above, Bunker One is the purchaser of the majority of the Company’s finished product from its Marrero, Louisiana re-refining facility, which makes up approximately 29% of the Company’s revenues. Bunker One also currently owns certain shares of our outstanding common stock and has the right, during the term of the JSMA, to have a representative attend each meeting of the Board of Directors of the Company and the committees of the board (in a non-voting observer capacity). As such, we rely on Bunker One for a significant source of our revenues and the termination of, or material adverse change in, the terms of our relationship, or a material adverse change to Bunker One or its operations, could affect our business, financial condition, liquidity and results of operations. If our relationship with Bunker One is terminated, we would have to find a new purchaser of our Marrero finished products, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all. We are also reliant on Bunker One’s ability to timely pay us amounts due under the JSMA and in the event that Bunker One is unable to pay such amounts, timely, or at all, it could have a material adverse effect on our operating results. Due to our significant reliance on Bunker One, in the event Bunker One experiences issues in selling our finished products, or in connection with its operations in general, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We depend on generators to generate used oil feedstock and collectors to collect such feedstock. In the event a significant number of generators cease generating feedstock, or generators and collectors cease providing us their feedstock or otherwise materially change the current process by which feedstock is collected, due to COVID-19, other future pandemics, or otherwise, it could have a material adverse effect on our business, financial condition or results of operations.
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
In addition to our customers, the suppliers of our feedstock are also affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of prior sharp downturns in the price of oil (used and otherwise) in 2015-16 saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has more recently recovered to pre-pandemic levels, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products. While the majority of COVID-19 restrictions in the jurisdictions in which we operate have since expired or been terminated due to the availability of vaccines, the possibility of future variants and potential waning immunity of vaccinations, creates continued uncertainty as to the total length and effect of the pandemic and/or whether future government actions will result in further reduced economic activity or new ‘stay-at-home’ or similar orders.
Inflation may increase our costs and create supply chain pressures.
We have seen increases in costs when comparing to the prior year as well as inflationary and supply chain pressures across our business in areas such as labor, transportation, supplies and overall energy related expenses. We purchase petroleum and petroleum by-products for consolidation and delivery, as well as for our own refining operations. By virtue of constant changes in the market value of petroleum products, we are exposed to fluctuations in both revenues and expenses. We are exposed to market risks related to the volatility in the price of crude oil, No. 6 Fuel Oil and refined petroleum products. Continued increases in inflation may increase our costs, which increased costs we may not be able to pass on to purchasers of our products, and create supply chain pressures, which may result in a decrease in available feed stocks, an increase in the price of such feedstocks, or unavailability of equipment or machinery needed for us or third parties to operate our or their facilities, which could prevent us from operating at capacity, decrease our revenues, or have a material adverse effect on our operating results.
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
We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions, including, but not limited to, the planned acquisition of the Mobile Refinery. Our growth places additional demands and responsibilities on our management to, among other things, maintain existing suppliers and customers and attract, recruit, retain and effectively manage employees, as well as expand operations. The following factors could present difficulties to us: lack of sufficient executive-level personnel and increased administrative burden; availability of suitable acquisition candidates, trucks, barges, tanks, rail cars and processing facilities; and the ability to provide focused service attention to our customers, among others.
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
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, and those operated by third parties on which we rely, including, but not limited to Monument Chemical, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, complete capital projects at such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time, it could have a material adverse effect on our results of operations and consequently the price of our securities. For example, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment and was back up October 26, 2020. Additionally, during August and September 2020, two hurricanes brought severe flooding and high winds that adversely impacted operations in the Gulf Coast and, specifically at the Company’s Marrero, Louisiana refinery, while also limiting outbound shipments of finished product along adjacent waterways between Houston and New Orleans for approximately two weeks. Additionally, during August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The Company recorded $2.1 million of loss on assets impairment on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount is related to our Black Oil segment. Subsequent downtime at our facilities, losses of equipment or use of such facilities may have a material adverse effect on our operations, cash flows or assets. The Company believes that it maintains adequate insurance coverage.
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
Because our business depends on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels and/or increases in battery technology or capacity), government mandated use of such technologies and/or government restrictions or quotas on the use of oil and gas that increase the use of alternative forms of energy and/or reduce the demand or market for oil, used oil and oil and used oil related products could have a material adverse impact on our business, financial condition and results of operations.
In addition to the above, we may be exposed to risks related to laws passed by governments or regulations incentivizing or mandating the use of alternative energy sources, such as wind power and solar energy, and/or phasing out the use of traditional hydrocarbon energy sources, which may reduce demand for oil and natural gas. For example, California has recently passed a law which requires the state to adopt regulations around gas-powered tools by July 1, 2022, and ban their sale by the start of 2024, if such ban is determined feasible, and has further discussed the adoption of laws to ban gas car sales by 2030 or 2035. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our business, and could adversely affect our operations by limiting opportunities.
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
Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 31, 2022, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

Unanticipated problems or delays in building our facilities to the proper specifications may harm our business and viability.
Our future growth will depend on our ability to timely and economically complete and operate our re-refining facilities and operate our existing refining operations and facilities, and complete planned acquisitions and capital projects, including our planned acquisition of the Mobile Refinery and the capital project planned in connection therewith. If our operations are disrupted or our economic integrity is threatened for unexpected reasons, our business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of our planned facilities may require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of our planned services may adversely affect our business. Construction costs for our future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, any of which could prevent us from beginning or completing construction or capital projects, or commencing operations at future re-refining facilities or other facilities, including the Mobile Refinery.
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
Our business depends on the continuing availability of road, railroad, port, storage and distribution infrastructure and our re-refining facilities. Any disruptions in this infrastructure network or such facilities, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely on third parties to maintain the rail lines from our plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition. For example, previous damage to our terminal facility located at Cedar Marine Terminal in Baytown, Texas as a result of Hurricane Ike in 2008 (which caused the terminal to temporarily be out of operation) resulted in increased costs associated with the shipping of feedstock through third-party contractors, thereby raising the overall cost of the feedstock and lowering our margins. Additionally, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. On October 26, 2020, the facility was back up and running. Additionally, during August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The Company recorded $2.1 million of loss on assets impairment on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount is related to our Black Oil segment. Additional hurricanes, storms, floods, fires or natural disasters in the future could cause similar damage to our infrastructure, prevent us from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause our margins and therefore our results of operations to be adversely affected.
Any prolonged period during which the facilities we operate or acquire are non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facilities, due to accidents or events which occur at such facilities, including, but not limited to fires, floods or other acts of God, or any other reason, including problems with the facilities, could adversely affect our revenues and results of operations. Furthermore, any period during which Monument Chemical’s and Bunker One's facilities or our other facilities are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.

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
Our success will depend in part on our ability to maintain or obtain and enforce patent rights and other intellectual property protection for our technologies, to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We currently have five registered patents in the United States (none, internationally), and one pending patent application. If we file additional patent applications for our technologies in the future, such patents may not be granted and the scope of any claims granted in any patent may not provide us with proprietary protection or a competitive advantage. Furthermore, our current patents, or future patents, if granted, may not be valid and may not afford us with protection against competitors with similar technology. The failure to obtain or maintain patents or other intellectual property protection on the technologies underlying our technologies may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. A license may not be available to us, if at all, upon terms and conditions acceptable to us and we may not prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we may not have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products to market.
We may be unable to sell our UMO Business.
Our agreement with Safety-Kleen to acquire our UMO Business was terminated in January 2022. We are continuing to seek sales opportunities relating to such UMO Business, but we may be unable to find a purchaser to purchase such UMO Business on as favorable terms as Safety-Kleen had previously agreed to acquire such assets, such sale may be unable to be completed due to required conditions to closing, including governmental regulations, and the knowledge that we are actively trying to sell our UMO Business may result in depressed prices. As a result, we may not be able to sell our UMO Business on favorable terms, if at all and/or may face termination and other fees in connection with any planned sale which is subsequently abandoned.
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
Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for our services. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for our petroleum-based products is reduced, we may not be able to compete effectively in the marketplace.
We rely on new technology to conduct our business, including TCEP, and our technology could become ineffective or obsolete.
    We currently rely on relatively new technology and will be required to continually enhance and update our technology to maintain our efficiency and to avoid obsolescence. Previously, from the third quarter of fiscal 2015, to the fourth quarter of 2019, TCEP was being used to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana instead of for its originally intended purpose of producing finished cutterstock, due to market conditions. During the fourth quarter of 2019, market conditions improved and we once again began using TCEP for its originally intended purpose of producing finished cutterstock. Starting in the first quarter of 2020, with declining oil prices, such use of TCEP for its originally intended purpose became non-economical and we once again switched to using TCEP to pre-treat our used motor oil feedstock. Additionally, the costs moving forward of enhancing and updating and/or replicating our technology or creating new technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology, replicate our technology, or create new technologies, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of these potential future technical shortcomings, including but not limited to the failure of TCEP, the continued non-economic use of TCEP for its originally intended use, and/or the costs associated with enhancing or replicating TCEP, could have a material adverse effect on our prospects, business, financial condition, and results of operations.
Our operations would be significantly negatively affected if we are unable to use our facilities in the future.
If we were not able to use any one or more of our facilities moving forward, our ability to generate revenue and compete in the marketplace would be significantly negatively affected. If we are unable to use our facilities for any reason, we will not be able to effectively generate revenue or compete with additional technologies brought to market by our competitors, the volume of our finished products would decline and our finished products could be worth less, and if our competitors are willing to pay more for feedstock than we are, they could drive up prices, which would cause our revenues to decrease, and cause our cost of sales to increase, respectively. Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.
Our business is subject to local, legal, political, and economic factors which are beyond our control.
We believe that the current political environment for refining and re-refining facilities is sufficiently supportive to enable us to continue to operate our facilities and in the future plan and implement the construction of additional facilities; however, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining and refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business, plans for future facilities, and future financial results.
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
Our insurance policies do not cover all losses, costs or liabilities that we may experience and if we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2021, the net operating loss carry-forwards are approximately $88.6 million resulting from a 382 study which was completed during 2021. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the years ended December 31 2021 and 2020. However, in the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower net realizable value for the products being held for sale, we may be required to take significant impairment charges, which could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
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
Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9. Controls and Procedures”, as of December 31, 2021, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and determined that such internal control over financial reporting was not effective as a result of such assessment, and such internal control over financial reporting has not been deemed effective since approximately September 30, 2018.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As of December 31, 2021, the material weakness in our internal control over financial reporting related to the fact that management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to detect or prevent material misstatements to the financial statements. These deficiencies were attributed to: lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight, inadequate oversight and accountability over the performance of internal control related responsibilities, ineffective assessment and identification of risks impacting internal control, and ineffective evaluation and determination as to whether the components of internal control were present and functioning, and further relate to the fact that the Company did not appropriately design and maintain effective segregation of duties controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry, the Company did not design and maintain controls over the documentation of the completeness and accuracy of key spreadsheets and reports used in financial reporting, the Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements, the Company did not design and maintain controls over the documentation of detective controls over Period-end Financial Reporting, specifically controls over the proper review of balance sheet reconciliations, financial statement disclosures, and significant accounting transactions, the Company did not maintain controls over the documentation relating to the accounting for revenue transactions, specifically procedures over the existence, completeness, and accuracy of data used to support accounts related to revenue and accounts receivable, the Company did not design and maintain controls over the documentation relating to the completeness and accuracy of the accounting for inventory transactions, specifically procedures over the existence, completeness, and accuracy of data used to support accounts related to inventory and cost of sales included in the financial statement close process, the Company did not maintain controls over the documentation of treasury transactions, specifically documentation of the review of the application of cash receipts and payments to customer and vendor accounts and review of the online access to bank accounts, and the Company did not maintain adequate design and controls over the documentation and review relating to income tax accounting and disclosures for the significant components of deferred tax assets and liabilities.

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
In the future, we may seek to grow our business by investing in new or existing facilities or technologies, making acquisitions (similar to our pending Mobile Refinery acquisition) or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:
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
•incurring significant debt;
•significant dilution to existing stockholders in the event that equity is provided as part of the consideration for the transaction(s);
•exposure to unanticipated liabilities; and
•the failure to realize efficiencies, synergies and cost savings.

We may also assume liabilities and environmental liabilities as part of acquisitions. Although we will endeavor to accurately estimate and limit liabilities and environmental liabilities presented by the businesses or facilities to be acquired, some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. We may have no recourse, or only limited recourse, to the former owners of such properties in the event such liabilities are present. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.
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
The Heartland Company Agreement includes redemption rights.

Heartland SPV Class A Unit holders (common and preferred) (currently owned 65% by Tensile-Heartland and 35% by the Company) may force Heartland SPV to redeem the outstanding Class A Units at any time on or after the earlier of (a)  January 17, 2025 and (ii) the occurrence of a Heartland Triggering Event. The cash purchase price for such redeemed Class A Unit will be the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking Heartland Redemption and Vertex Operating (provided that Vertex Operating still owns Class B Units on such date) and (z) the Class A preference. The preference is defined as the greater of (A) the aggregate unpaid Class A yield equal to 22.5% per year or (B) an amount equal to the original per-unit price for such Class A Units plus fifty percent (50%) of the aggregate capital invested by the Class A Unit holders through such Heartland Redemption date.

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

The MG Company Agreement includes redemption rights.
The MG SPV Class B Unit holders may force MG SPV (currently owned 85% by the Company and 15% by Tensile-MG) to redeem the outstanding Class B Units at any time on or after the earlier of (a) July 26, 2024 and (b) the occurrence of an applicable triggering event. The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party and (z) the Class B preference. Preference is defined as the greater of (A) the aggregate unpaid Class B yield, which equals 22.5% per annum and (B) an amount equal to original per-unit price for such Class B Units plus fifty percent (50%) of the aggregate capital invested by the Class B Unit holders through such redemption date. MG SPV may not have sufficient funds to redeem such Class B Units on such required redemption date and/or the Company may be forced to advance funds to MG SPV to allow it to complete such redemption, if such redemption is triggered.
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
Because we have acquired, and expect generally to acquire in the future, all the outstanding shares of certain of our acquisition targets, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.

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
    In addition, mandatory fuel standards have been adopted in many jurisdictions which can be costly to implement and maintain compliance. For example, the International Maritime Organization required, as of January 1, 2020, that ships must comply with new low sulfur fuel oil requirements (“IMO 2020”). Shipping companies were able to comply with this requirement by either using fuel with low sulfur content, which is more expensive than standard marine fuel, or by upgrading vessels to provide cleaner exhaust emissions, such as by installing “scrubbers” or retrofitting vessels to be powered by liquefied natural gas (“LNG”). The continued cost of compliance with these regulatory changes may be significant for shipping companies and it is uncertain how the availability and price of fuel globally will be affected by the implementation of the IMO 2020 regulations as refineries adjust their capacity to increase production of compliant fuels. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure feedstocks, reduce our margins, increase our operational expenses, increase fuel prices, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products or we are unable to adequately source compliant fuels, our business and result of operations would be adversely affected. Furthermore, IMO 2020 and/or other regulations may decrease demand for our products or force us to change the mix of products we offer. With the COVID-19 pandemic during 2020, it has been hard to see the real impact of IMO 2020 on our operations; however, so far, we are seeing strong demand for our finished products.
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
Our facilities, the Mobile Refinery (which we plan to acquire), and the facilities of our clients and third-party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. In addition, new services or products offered by us could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.
Risks Related to Our Common Carrier Operations
We face competition from other common carriers and transportation providers.
Crossroads is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams. We face competition from trucking companies, railroads, motor carriers and, to a lesser extent, ships and barges. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, automating transportation and/or increased competition from competitors, including competitors with more resources than us, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the trucking industry could materially affect the competitive environment in which we operate.
Risks Related to Our Securities
Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, and Mr. Cowart, as a significant shareholder, may, take actions that are not in the interests of other stockholders.
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 15.5% of our common stock and approximately 11.7% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other stockholders and conflicts of interest may not be resolved in a manner favorable to our other stockholders.
We currently have a volatile market for our common stock, and the market for our common stock is and may remain volatile in the future.
We currently have a volatile market for our common stock, which market is anticipated to remain volatile in the future, and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:
•actual or anticipated variations in our results of operations;
•plans for acquisitions, timing of planned projects and availability of funding;
•our ability or inability to generate revenues;
•the number of shares in our public float;
•increased competition; and
•conditions and trends in the market for oil refining and re-refining services, transportation services and oil feedstock.
Our common stock is currently listed on The NASDAQ Capital Market. The 52 week trading range of our common stock has fluctuated between $1.14 per share on March 9, 2021, and $14.32 per share on June 30, 2021. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.
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
Our outstanding options and convertible securities may adversely affect the trading price of our common stock.
As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 4,195,168 shares of common stock at a weighted average exercise price of $1.73 per share; (ii) outstanding warrants to purchase 1,500,000 shares of common stock at an exercise price of $2.25; and (iii) 381,155 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.
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
Risks Relating to our Preferred Stock
We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, which give the holders thereof a liquidation preference.

We have 50 million shares of preferred stock authorized, which includes 5 million shares of designated Series A Preferred Stock of which 381,155 shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which no shares are issued and outstanding, and 17 million designated shares of Series B1 Preferred Stock, of which no shares are issued and outstanding. The Series A Preferred Stock has a liquidation preference of $1.49 per share. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction. The payment of the liquidation preferences could result in common stock stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our board of directors is entitled to designate the powers and preferences of the preferred stock without a vote of our stockholders, subject to Nasdaq rules and regulations, our stockholders will have no control over what designations and preferences our future preferred stock, if any, will have.

Risks Related to the Planned Acquisition of the Mobile Refinery and Planned Acquisition of 100% of Heartland SPV and MG SPV
Completion of the acquisition of the Mobile Refinery is subject to certain conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed.

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

In addition, the Company expects to incur a number of non-recurring costs associated with combining the operations of the Mobile Refinery, which cannot be estimated accurately at this time. The Company will also incur transaction fees and other costs related to the Mobile Refinery acquisition. Additional unanticipated costs may be incurred in the integration of the Mobile Refinery. Upon completion of the Mobile Acquisition, and provided that our fundraising initiatives are successful, we plan to complete the Conversion for an additional cost of approximately $72.0 million. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company will be successful in these integration efforts.
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
The Company and the Mobile Refinery have operated, and until the completion of the acquisition of the Mobile Refinery, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and the Mobile Refinery during this transition period and for an undetermined period after completion of the acquisition of the Mobile Refinery.
We will need to raise significant additional capital to complete the acquisition of the Mobile Refinery, a planned capital project, and to pay other expenses associated with the Mobile Refinery.
The initial base purchase price for the Mobile Refinery is $75.0 million, and together with related assets and other costs payable at closing, the total purchase price is expected to be approximately $86.7 million. The funds from the sale of the Convertible Notes will not be sufficient, on their own, to allow us to complete the acquisition of the Mobile Refinery, and we currently estimate that we will need approximately an additional $53.0 million to complete such acquisition (in addition to amounts from the Convertible Note offering currently held in escrow which are anticipated to be used to pay the purchase price for the Mobile Refinery). We plan to raise this funding through the Term Loan, described above under “Item 1. Business—Recent Transactions—Commitment Letter”, which we have received a Commitment Letter in connection with, in the amount of $125 million, which will be a three year, first-lien senior secured term loan facility. In addition, we are also required to pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures. Upon completion of the acquisition of the Mobile Refinery and provided that our fundraising initiatives are successful, we plan to follow through with completion of the Conversion at an additional cost of approximately $72.0 million, for a total cost of the Conversion of approximately $85.0 million. We also anticipate the need for approximately $125.0 million of working capital in connection with the Mobile Refinery. We currently anticipate raising such additional required funding for the Mobile Acquisition and other items described above through the Term Loan and a secured working capital facility in the amount of approximately $125.0 million. However, we have not entered into any definitive agreements regarding such funding to date (other than the Commitment Letter and an escrow agreement relating to the Term Loan, provided that such Term Loan remains subject to various conditions to closing), and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders’ experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Mobile Refinery and/or may be unable to complete the planned capital project.
We anticipate financing a portion of the acquisition of the Mobile Refinery by way of the secured Term Loan, and financing certain working capital and other amounts by way of a secured working capital facility, both of which are expected to be secured by a priority security interest in substantially all of our assets.
As described above, we currently anticipate raising required funding to complete the Mobile Acquisition, to complete a planned capital project thereon, and for working capital, through the entry into the Term Loan in the amount of $125.0 million and a secured working capital facility in the amount of approximately $125.0 million. While we have entered into a Commitment Letter relating to the Term Loan, we have not entered into any definitive documents relating to the secured working capital facility to date. In the event that such funding is available to us, and we are able to borrow such planned funding, we anticipate our obligations under the debt facilities being secured by a priority security interest in substantially all of our assets, with the Term Loan being secured by a first priority security interest in the Mobile Refinery, assuming we are successful in closing the acquisition of such refinery, and the working capital facility being secured by a first priority security interest in our inventory and receivables. We further expect that substantially all of our subsidiaries would be required to guarantee our obligations under such loan facilities. As such, our creditors will likely have security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, and in the event we default under such facilities, the lenders may be able to take control of our assets and operations, force a sale of our assets, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.
The borrowing of funds under the Term Loan remains subject to various conditions precedent which may not be met on a timely basis, if at all, are subject to a Commitment Letter which may require significant interest payments before funding, and may be subject to various covenants and requirements, and the terms of such funding may materially adversely affect current stockholders.
On February 17, 2022, the Company’s wholly-owned subsidiary, Vertex Refining Alabama LLC, entered into the Commitment Letter with a syndicate of lenders in respect of a three-year, $125 million first-lien senior secured term loan facility (the Term Loan). The closing date and the funding of the Term Loan are subject to the closing of the Company’s planned acquisition of the Mobile Refinery, in addition to various conditions precedent, as set forth in more detail in the Commitment Letter. The Term Loan proceeds are expected to be used by the Company and its wholly-owned subsidiaries to fund a portion of the purchase price of the Mobile Refinery, a portion of a planned renewable diesel conversion project at the Mobile Refinery, liquidity needs, and certain fees and expenses associated with the closing of the Term Loan. The Term Loan is expected to be secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries and to be guaranteed by the Company and certain of its subsidiaries.
The commitments and undertakings of the lenders under the Commitment Letter will automatically terminate on the first to occur of (a) April 1, 2022, (b) consummation of the acquisition of the Mobile Refinery without use of the facility or if the lenders become aware of a breach of the exclusivity provisions of the Commitment Letter, (c) the closing date of the Term Loan and the release of the Term Loan proceeds to the Company, (d) the termination of the Refinery Purchase Agreement in accordance with its terms prior to the closing date and (e) the date upon which the Company breaches its obligations under the Commitment Letter or otherwise fails to comply with the terms and conditions of the Commitment Letter (unless such breach or failure is cured within two (2) business days following the Company’s receipt of notice of such breach or failure).
The Term Loan will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Fed Funds rate for such day plus 0.50% (subject to a floor of 1.0%), plus (ii) 8.75%. The facility will also be issued with an original issue discount of 1.5%. Beginning on the first anniversary of the closing date of the facility, the loan will amortize in equal quarterly installments in aggregate annual amounts equal to 5.0% of the original principal amount of the facility. The facility will be subject to certain mandatory prepayment obligations and to be further documented in the definitive loan agreements.
Additionally, subject to the terms of the Commitment Letter, we entered into an escrow agreement on March 2, 2022, pursuant to which the Lenders deposited their pro rata amount of the $125 million Term Loan proceeds, less certain expenses. The Company is required to pay a ‘ticking fee’ equal to 10.5% per annum on the gross aggregate amount of escrow account proceeds, beginning on March 2, 2022, which was the date funds were deposited, into the escrow account. Such funds will be released to (i) Vertex Refining if the Credit Agreement with the Lenders is entered into by April 1, 2022, and certain other conditions precedent are satisfied by that date or (ii) the Lenders if (a) the Credit Agreement is not entered into by such date and the other conditions precedent are not satisfied, (b) the Acquisition (as defined below) is consummated without use of the loan amount under the Credit Agreement or if the Lenders become aware of a breach under the exclusivity provision of the Commitment Letter, (c) the termination of the Refinery Purchase Agreement, in accordance with its terms prior to the closing date of the Credit Agreement, or (d) the date upon which Vertex Refining breaches its obligations under the Commitment Letter or otherwise fails to comply with the terms and conditions of the Commitment Letter (unless such breach or failure is cured within two business days following Vertex Refining’s receipt of notice of such breach or failure).
As a closing condition to the facility, the Company will issue warrants (the “Lender Warrants”) to purchase 2.75 million shares of common stock of Vertex to the lenders, on a pro-rata basis based on each lender’s lending commitments. The Lender Warrants will be subject to customary registration and antidilution rights, have a three-year term and a $4.50 per share exercise price. The lenders also received certain exclusivity rights for future fundings of the Company, relating to any transaction that would replace all or any portion of the funding under the facility, as described in greater detail in the Commitment Letter.
The obligation of the lenders party to the Commitment Letter to honor their respective commitments under the Commitment Letter is subject to satisfaction (or waiver) of certain conditions precedent, including, without limitation, the negotiation and receipt of customary closing documents, together with certain collateral documents, execution of a working capital credit agreement by the Company and certain third party lenders, execution of an intercreditor agreement, the issuance of the Lender Warrants, the consummation of the acquisition of the Mobile Refinery, substantially simultaneously with the initial borrowings under the facility, completion of applicable “know your customer” requests and delivery of documentation related thereto, no material adverse effect with respect to the Company, the occurrence of no events of default, completion of lender due diligence, payment of required fees, delivery of customary financial reporting information, specified representations and warranties, perfection of certain security interests, and delivery of customary opinions. The Company will pay certain fees and expenses in connection with obtaining the facility. Given the conditional nature of the Commitment Letter and the commitments of the lenders thereunder, the lenders may not be obligated to provide funding under the planned facility, and, as a result, the Company may not be able to consummate such financing or obtain such loan funds, on the terms described in the Commitment Letter, if at all.
In the event the lenders fail to comply with their obligations under the Commitment Letter to fund the Term Loan, the Commitment Letter is terminated, the conditions to funding the Term Loan are not met, or the Company otherwise does not receive the funding from the Term Loan, the Company may be unable to complete the acquisition of the Mobile Refinery, which may have a material adverse effect on its projected results of operations and future business plans. The Company may be required to pay significant interest on amounts escrowed in connection with the Term Loan, which funds will not be available to the Company prior to the closing of the Mobile Refinery acquisition, and may reduce the Company’s cash flow. The Term Loan may be subject to covenants and requirements which may impair the Company’s ability to borrow additional capital and/or may restrict future business activities. The exercise of the Lender Warrants and the anti-dilution rights associated therewith may cause significant dilution to existing stockholders.
Our failure to comply with the covenants in any documents governing future indebtedness could materially adversely affect our financial condition and liquidity.
In connection with our planned credit facilities discussed above (including the planned Term Loan), we anticipate being subject to certain affirmative and negative covenants and to be subject to financial covenants. A breach of any of these covenants, if uncured or unwaived, could lead to an event of default, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their rights under the debt agreements. This would likely, in turn, trigger cross-acceleration or cross-default rights in other documents governing our indebtedness, including the Convertible Notes. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to pursue enforcement remedies available to them under their respective debt agreements which could ultimately result in foreclosure, which would have a material adverse effect on our operations and the value of our securities. As a result, we may be unable to pay amounts due under such future planned debt facilities or on the Convertible Notes, including upon maturity, and the value of our common stock may decline in value or become worthless.
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
In the event the Mobile Refinery acquisition agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Mobile Refinery acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Mobile Refinery acquisition will be completed. If the Refinery Purchase Agreement is terminated and our Board of Directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Mobile Refinery acquisition. Upon termination of the Mobile Refinery transaction under certain circumstances, we could lose the $10.0 million deposit that we paid pursuant to the terms of the Mobile Refinery acquisition agreement.

We have used a portion of the approximately $33.5 million of funds which we received immediately upon the sale of the Convertible Notes in anticipation of the closing of the Mobile Acquisition and will not be able to recoup such costs in the event such Mobile Acquisition does not close.

The approximately $33.5 million of net funds from the offering of the Convertible Notes which were not placed in the escrow account were available for use by us immediately. A portion of this amount will be used in anticipation of the closing of the Mobile Acquisition, and in the event that the Mobile Acquisition does not close in the future, we do not believe we will be able to recoup such expenses, which we anticipate will likely be written off in their entirety. As such, in the event the Mobile Acquisition does not close, the use of such proceeds in advance of such closing could have a material adverse effect on us, our operating results and our ability to redeem the Convertible Notes from time to time.
The Offtake Agreement with Idemitsu remains subject to various conditions, the obligations of Idemitsu thereunder may not become effective, may be terminated prior to the end of the initial term thereof, and we may face termination fees in connection therewith.
On February 14, 2022, Vertex Refining entered into a Master Offtake Agreement dated February 4, 2022 with Idemitsu. Pursuant to the Offtake Agreement, Vertex Refining agreed to sell Idemitsu renewable diesel which is planned to be produced by the Mobile Refinery, subject to completion of the acquisition of the Mobile Refinery and the capital project discussed above. The obligations of the parties under the Offtake Agreement are subject to certain conditions precedent, including (a) the closing of the acquisition of the Mobile Refinery occurring prior to April 30, 2022; (b) the parties having entered into a mutually acceptable storage agreement for the storage of renewable diesel on or before the commencement of commercial operations of the refinery following the completion of the capital project (the “COD”); (c) Idemitsu having delivered to Vertex Refining the Guaranty (discussed below) on or before COD; (d) absence of certain actions or proceedings to set aside, enjoin or prevent the performance by either party of its respective obligations under the agreement; (e) no project assets, related facilities or products having been affected adversely or threatened to be affected adversely by any material loss or damage, subject to certain exceptions; (f) the mutual representations and warranties of each party being true and correct; and (g) COD having occurred within eighteen months of the Company’s acquisition of the Mobile Refinery.
If a party terminates the Offtake Agreement as a result of any of the conditions precedent required under the Offtake Agreement, as summarized above, not being satisfied, neither party has any further obligation under the Offtake Agreement to the other party, except that (i) Vertex Refining is responsible for payment to Idemitsu of a Termination Payment (defined below), in the event the Master Agreement is terminated due to the failure to satisfy or waive the condition that COD occur within eighteen months of the Company’s acquisition of the Mobile Refinery, and (ii) each party shall remain liable to the other party for any and all damages incurred as a result of a breach by a party of its representations, warranties or any other obligations prior to such termination. “Termination Payment” means the actual and documented storage costs incurred by Idemitsu to acquire or lease 300,000 barrels of storage tanks for twelve (12) months. The Termination Payment is payable in monthly installments in an amount equal to the monthly storage costs incurred by Idemitsu.
A performing party may terminate the Offtake Agreement (a) by delivery of a written notice to the other Party within thirty days of any of the conditions precedent required under the Offtake Agreement, as summarized above, not being waived or satisfied by the date required for such condition, or a determination that a condition is not capable of being satisfied by the date indicated for such condition, or (b) if there is an event of default under the agreement.
The initial term of the Offtake Agreement commences on COD and continues for a period of five years thereafter, subject to certain early termination provisions set forth in the agreement, including, but not limited to, the right of either party to request a review of the terms of the agreement prior to the commencement of the 4th and 5th contract years of the agreement, which, if triggered, and if the parties fail to mutually agree in writing to any such requested revisions, will result in the agreement expiring three years or four years after COD, as applicable. The parties may mutually agree to extend the term of the agreement beyond the Initial Term pursuant to the terms of the Offtake Agreement.
The Offtake Agreement may be terminated pursuant to its terms, may be terminated prior to the end of its initial stated term, we may face termination fees in connection with such termination, and any of the above may cause a material adverse effect on our results of operations and financial condition and may cause the value of our common stock to decline in value.
We do not anticipate generating significant revenues from the Mobile Refinery until approximately 12 months after the Mobile Acquisition, following the completion of the Conversion, which is subject to delays, cost overruns and other risks.
Assuming the successful completion of the Mobile Acquisition, we (through one or more subsidiaries and affiliates) plan to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). We do not anticipate generating significant revenues from the Mobile Refinery until completion of the Conversion, which we expect to be completed no sooner than 12 months after the closing of the Mobile Acquisition. As such, during the period immediately following the acquisition, we will need to support our operations and debt repayment obligations with funds from other non-Mobile Refinery operations, which funds may not be available in sufficient amounts. Furthermore, any delay in the completion of the Conversion, or cost overruns associated therewith, or failure of the Conversion to meet the anticipated results expected by the Company, may materially impact our ability to generate future revenues and/or result in the termination of the Offtake Agreement pursuant to its terms, our ability to meet our debt obligations and/or have other material adverse effects on the Company or its securities.
We need to raise significant additional capital to complete the planned acquisition of assets and operations from Tensile-Vertex, and in the event we fail to complete such transactions, our interests in Heartland SPV may be liquidated.
On February 25, 2022, Vertex Splitter entered into (1) a Purchase and Sale Agreement with Tensile-Vertex and Tensile-Heartland; and (2) a Purchase and Sale Agreement with Tensile-Vertex and Tensile-MG. Tensile-Heartland holds 65% of Heartland SPV and Tensile-MG owns 15% of MG SPV, and Tensile-Vertex holds 100% of both Tensile-Heartland and Tensile-MG.
Pursuant to the Heartland Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-Heartland and pursuant to the Myrtle Grove Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-MG, from Vertex-Tensile, the result of which will be that Vertex Splitter will own 100% of each of Heartland SPV and MG SPV.
Pursuant to the Heartland Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-Heartland is $35 million (the “Base Amount”), plus an amount accrued and accruing from and after May 31, 2021, on the Base Amount on a daily basis at the rate of 22.5% per annum compounded on the last day of each calendar quarter plus an amount equal to any and all cash and cash equivalents of Tensile-Heartland, as of the closing date, which we currently anticipate will total an aggregate of approximately $44 million. The purchase contemplated by the Heartland Purchase Agreement is required to take place on June 30, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing. The Heartland Purchase Agreement includes customary representations of the parties, requires the parties to bear their own fees and expenses, except that each party is required to pay the fees and expenses of the other party upon termination of the agreement in certain situations; includes customary indemnification obligations; and includes mutual releases of the parties, effective upon closing. The Heartland Purchase Agreement may be terminated prior to closing, by the mutual consent of the parties; by Vertex Splitter if Vertex-Tensile has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; by Vertex-Tensile if Vertex Splitter has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; or by either party if there is a final, non-appealable judgment preventing the closing.
Pursuant to the Myrtle Grove Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-MG is estimated to be approximately $7 million, and will be based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which has not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. The purchase contemplated by the Myrtle Grove Purchase Agreement is required to take place on March 31, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing. The Myrtle Grove Purchase Agreement includes customary representations of the parties, requires that they bear their own fees and expenses, except that each party is required to pay the fees and expenses of the other party upon termination of the agreement in certain situations; includes customary indemnification obligations; and includes mutual releases of the parties, effective upon closing. The Myrtle Grove Purchase Agreement may be terminated prior to closing, by the mutual approval of the parties; by Vertex Splitter if Vertex-Tensile has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; by Vertex-Tensile if Vertex Splitter has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; or by either party if there is a final, non-appealable judgment preventing the closing.
Pursuant to a Side Letter, in the event that (i) the closing of the transactions contemplated by the Myrtle Grove Purchase Agreement does not occur on or prior to March 31, 2022, and/or (ii) the closing of the transactions contemplated by the Heartland Purchase Agreement does not occur on or prior to June 30, 2022, then, in addition to any of the rights of Tensile-Vertex under the Purchase Agreements: (a) the Vertex Parties will use their best efforts to cause the closings under the Purchase

Agreements to occur, including without limitation by raising debt financing, selling equity in a private or public transaction, selling assets and/or otherwise doing all things necessary or appropriate to raise the funds necessary to make the payments required to be made by Vertex Splitter under the Purchase Agreements, in each case on commercially reasonable terms and conditions, subject to certain exceptions; (b) upon the written election of Tensile-Vertex, the Vertex Parties will and will cause their affiliates to consent to the distribution or other payment of any and all cash and cash equivalents of Heartland SPV (including any proceeds from the repayment of that certain $7,000,000 promissory note, issued by Vertex Operating to Heartland SPV on July 1, 2021, as amended to date and any direct and indirect subsidiaries to Tensile-Vertex, with such distribution or other payment to be structured as specified by Tensile-Vertex so as to be tax efficient for Tensile-Vertex; and (c) Tensile-Vertex may, with written notice, cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV, with Tensile-Vertex being entitled, upon the consummation of such sale, of the greater of (i) 65% of the total net equity proceeds of such sale, and (ii) the amount due to Tensile-Vertex under the Heartland Purchase Agreement as of the date of the consummation of such sale.
We will need to raise significant additional capital to close the acquisitions contemplated by the Purchase Agreements, which funding may not be available on favorable terms, if at all. If we raise such funding through the sale of debt, we may be required to pay significant interest or other amounts on such debt, and/or be subject to material covenants. If we raise such funding through the sale of equity, it may create significant dilution to existing shareholders. In the event we fail to close the transactions contemplated by the Purchase Agreements within the required timelines, Heartland SPV or its assets may be liquidated, which would mean we would not have rights or ownership of such assets, and the sales price of Heartland SPV and/or its assets may be depressed at the time of sale, each of which may have a material adverse effect on our assets, operations or prospects.
Risks Related to the Convertible Notes
Servicing our planned debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future planned indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
We may need to raise additional funding in the future to repay or refinance the Convertible Notes and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

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
Additionally, we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), to the extent allowed under the terms of the Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.
Specifically, the Convertible Notes bear interest at a rate of 6.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Convertible Notes are convertible into common stock at an initial conversion rate of 169.9235 shares of common stock, per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $5.89 per share). Prior to July 1, 2027, the Convertible Notes will be convertible at the option of the holders of the Convertible Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company's stockholders have approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Notes in accordance with the rules of The Nasdaq Capital Market, the Company is required to elect “cash settlement” for all conversions of the Convertible Notes, and such stockholder approval was obtained in January 2022. The Company will also be required to increase the conversion rate for holders who convert their Convertible Notes in connection with a fundamental change and certain other corporate events or convert their Convertible Notes called for optional redemption (or deemed called for optional redemption) following delivery by the Company of a notice of redemption, in either case, in certain circumstances.
If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Further, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Additionally, the issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders. In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. The Convertible Notes may in the future be convertible into shares of our common stock at a discount to market, which would provide the holders with the ability to sell their common stock at or below market and still make a profit. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.
The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board (“FASB”) published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Convertible Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.
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
The Convertible Notes include certain repurchase rights of the holders which are triggered upon a fundamental change as discussed herein. A takeover of our company would trigger an option of the holders of the Convertible Notes to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to stockholders or discouraging a potential acquirer of us.
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
If we are delisted from The Nasdaq Capital Market, our ability to sell our shares of our common stock could also be limited by the penny stock restrictions, which could further limit the marketability of our shares.

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
General Risk Factors

There may be future sales and issuances of our common stock, which could adversely affect the market price of our common stock and dilute stockholders ownership of common stock.
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
We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors, and will be subject to the terms of our debt agreements and convertible notes, which we anticipate will prevent us from paying cash dividends on, and/or redeeming, outstanding securities. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.
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
The threat and impact of terrorist attacks, cyber-attacks or similar hostilities may adversely impact our operations.
We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.
We may provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of acquisitions, revenue projections and project completions. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance varies from actual results due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.
Transactions relating to our convertible senior notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
The conversion of some or all of the convertible senior notes issued by would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes by their holders, and we may be required to deliver a significant number of shares. Any sales in the public market of the common stock issuable upon such conversion could adversely affect their prevailing market prices. In addition, the existence of the convertible senior notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or the anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.
Anti-takeover provisions contained in our governing documents, applicable laws and our convertible senior notes could impair a takeover attempt.
Our Articles of Incorporation and Bylaws afford certain rights and powers to our board of directors that may facilitate the delay or prevention of an acquisition that it deems undesirable. We are also subject to Sections 78.378 to 78.3793 of the Nevada Revised Statutes, which seeks to impede “unfriendly” corporate takeovers by providing in that an “acquiring person” shall only obtain voting rights in the “control shares” purchased by such person to the extent approved by the other stockholders at a meeting, subject to certain exceptions, including requiring that an applicable issuer have 200 or more stockholders of record, at least 100 of whom have had addresses in Nevada at all times during the 90 days immediately preceding such date, which we believe do not currently apply to us. In addition, the terms of our convertible senior notes may require us to repurchase such notes in the event of a fundamental change, including a takeover of our company. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments
None.
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
In addition, the Company leases four smaller facilities, one located in San Antonio, Texas, one in Mission, Texas, one in Pittsburg, Texas, and one in Dallas, Texas, each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same cost on a month to month basis. The Mission, Texas lease had a term expiring on September 1, 2021, and a rental cost of $1,250 per month, provided that we continue to operate under the same cost on a month to month basis after such expiration. The Pittsburg lease is for three years, expiring May 1, 2024, at a monthly cost of $4,776. The Dallas lease has a term through October 31, 2022, for a rental cost of $3,500 per month. These facilities are related to the operations of the Black Oil segment.
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
We also lease approximately 6,848 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is $10,985 per month through August 31, 2022, the end of the lease term. This property relates to general administrative functions of the Company and is proportionally allocated to each of our three segments.
The Company leases four smaller facilities, two located in Zanesville and Sandusky, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office. The Zanesville facility is leased under a twelve-month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month. The Mount Sterling, Kentucky lease has a term expiring on April 30, 2024, and a rental cost of $2,100 per month. The Ravenswood, West Virginia lease has a term expiring April 6, 2022, and a rental cost of $1,739 per month. The Sandusky, Ohio lease has a term expiring April 18, 2022, and a rental cost of $2,800 per month.
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
Myrtle Grove:
    Prior to June 17, 2019, we owned all of, and subsequent to June 17, 2019, as a result of the MG Purchase Agreement, defined and described above under “Part I” - “Item 1. Business” - “Prior Material Acquisitions and Transactions” - “Heartland Share Purchase and Subscription Agreement”- “Myrtle Grove Share Purchase and Subscription Agreement”, we own 85 % of an entity which leases 45 acres of land on the Gulf Coast in Myrtle Grove, Louisiana. The site, which is currently being developed, is located approximately 26 miles from the Marrero facility (described above). Existing infrastructure includes offices and maintenance buildings, a lab, a control room, and a process area with existing piling and concrete, loading and unloading areas and fire protection for the process area. We also transferred additional refining equipment which we owned or leased located on the site to MG SPV in connection with the transaction described above. The lease has a term expiring on March 24, 2022, and a rental cost of $54,000 per month. The lease also has 10 additional five-year term renewal options through 2072, with the rental cost of each extension term increasing by 8% of the preceding term. This facility is related to the operations of the Black Oil segment.

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
HOLDERS
As of March 11, 2022, there were approximately (a) 246 holders of record of our common stock, not including holders who hold their shares in street name, and 63,352,411 shares of common stock issued and outstanding; and (b) 71 holders of record of our 381,155 outstanding shares of Series A Preferred Stock.
DIVIDEND POLICY
We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Preferred Stock

The total number of “blank check” authorized shares of our preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of authorized shares of our Series A Convertible Preferred Stock (“Series A Preferred”) is 5,000,000; the total number of authorized shares of Vertex’s Series B Preferred Stock (of which none are outstanding) is 10,000,000 (“Series B Preferred Stock”); the total number of authorized shares of Vertex's Series B1 Preferred Stock (of which none are outstanding) is 17,000,000 ("Series B1 Preferred Stock") and the total number of authorized shares of Vertex’s Series C Convertible Preferred Stock (of which none are outstanding) is 44,000 (“Series C Preferred Stock”).
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
The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company was required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020, provided that such redemption was not required in the event the Company was contractually or legally prohibited from redeeming such preferred stock. In the event Series B Preferred Stock was not redeemed on June 24, 2020, the dividend rate increased to 10% per annum, until such time, if ever, as the Company was contractually and legally able to redeem such preferred stock. As the Company was prohibited both contractually and legally, from redeeming the Series B Preferred Stock on June 24, 2020, a redemption did not occur, the dividend rate increased to 10% per annum, and the redemption date automatically extended until the date in the future where the Company was not prohibited contractually or by applicable law, from redeeming such preferred stock, if ever.

Effective on June 25, 2021, the automatic conversion provisions of the Series B Preferred Stock were triggered, and the outstanding shares of the Company’s Series B Preferred Stock automatically converted into common stock of the Company.
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
The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017 (the two year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock) and the Company was required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends on June 24, 2020 (the five year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock), provided that such redemption was not required in the event the Company was contractually or legally prohibited from redeeming such preferred stock. In the event Series B Preferred Stock was not redeemed on June 24, 2020, the dividend rate increased to 10% per annum, until such time, if ever, as the Company was contractually and legally able to redeem such preferred stock. As the Company was prohibited both contractually and legally, from redeeming the Series B1 Preferred Stock on June 24, 2020, a redemption did not occur, the dividend rate increased to 10% per annum, and the redemption date automatically extended until the date in the future where the Company was not prohibited contractually or by applicable law, from redeeming such preferred stock, if ever.
Effective on June 24, 2021, the automatic conversion provisions of the Series B1 Preferred Stock were triggered, and the outstanding shares of the Company’s Series B1 Preferred Stock automatically converted into common stock of the Company.
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
Outstanding Warrants and Options
As of the date of this Report, we have outstanding options to purchase a total of 4,195,168 shares of our common stock with a weighted average exercise price of $1.73 per share and warrants to purchase an aggregate of 1,500,000 shares of common stock with an exercise price of $2.25 per share outstanding.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period from January 1, 2022 to the filing date of this report, which have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
In October 2021, a holder of warrants exercised warrants to purchase 280,449 shares of our common stock with an exercise price of $1.53 per share, paying the aggregate exercise price of $429,087, and was issued 280,449 shares of common stock in connection therewith. We claim an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, for the above issuance in connection with the exercise. The resale of shares of common stock issuable upon exercise of the warrant was registered under the Securities Act.
In January 2022, a holder of Series A Preferred Stock of the Company converted 1,451 of such shares of Series A Preferred Stock into 1,451 shares of common stock of the Company, on a one-for-one basis, pursuant to the terms of such Series A Preferred Stock. We claim an exemption from registration provided by Section 3(a)(9)of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
In February 2022, a holder of Series A Preferred Stock of the Company converted 2,995 of such shares of Series A Preferred Stock into 2,995 shares of common stock of the Company, on a one-for-one basis, pursuant to the terms of such Series A Preferred Stock. We claim an exemption from registration provided by Section 3(a)(9)of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
As of the date of this filing, there were 381,155 outstanding shares of Series A Preferred Stock, which if converted in full, could be converted into 381,155 shares of common stock.
Use of Proceeds From Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
This performance graph shall not be deemed " soliciting materials" or to be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph compares the cumulative 5-year total return to stockholders on our common stock, relative to the cumulative total returns of NASDAQ Composite Index and a custom peer group. We selected a custom peer group that we believe closely aligns with the breadth and size of our business. This peer group is comprised of Heritage-Crystal Clean, Perma-Fix Environmental Services, Quest Resource Holding Corp, CECO Environmental Corp. and Clean Harbors, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each NASDAQ Composite Index and member the custom peer group, at the market close on the last trading day for the fiscal year ended December 31, 2016 and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Information,” and the audited financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•Strategy and Plan of Operations. A summary of our strategy for growth and expansion moving forward.
•Description of Material Financial Line Items. a summary of the items making up our revenues, costs of revenues, and other material financial line items.
•Highlights. Highlights of our results of operations for the year ended December 31, 2021.
•Results of Operations. an analysis of our financial results comparing the twelve months ended December 31, 2021 and 2020.
•Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
•Critical Accounting Policies and Estimates. A Summary of critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
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
Description of Material Financial Line Items
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
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 19, "Discontinued Operations" in Notes to Financial Statements for additional information.
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
RECOVERY - The Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes revenues generated from trading/marketing of Group III Base Oils through January 2021.
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
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 19, "Discontinued Operations" in Notes to Financial Statements for additional information.
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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the fixed assets and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC (“Acadiana”), Nickco Recycling, Inc. (“Nickco”), Ygriega Environmental Services, LLC (“Ygriega”), Specialty Environmental Services (“SES”) and Crystal Energy, LLC (“Crystal”) acquisitions.
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

Highlights
The continued operations of the Company primarily include the Refining and Marketing Segment and Recovery Segment. Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues.

Total revenues increased 146% to $116 million in 2021, compared with $47 million in 2020. Total cost of revenues (exclusive of depreciation and amortization) increased 143% to $111 million in 2021 compared with $45.5 million in 2020. The main reason for the increase in the revenue and cost of sales was the addition of the Crystal business which we only had for the second half of 2020 and have now had the operations of for the full twelve months of 2021, in addition to higher commodity prices, which impacted our feedstock pricing, and increases in volumes throughout the business, due to the increase in overall economic activity following the initial downturns in activity as a result of the COVID-19 pandemic throughout 2020. The expansion and start-up of business activity at our Myrtle Grove location also had an impact on our overall costs. Gross profit increased 340% to $4.6 million in 2021 compared with $1 million in 2020, primarily due to our increased margins, which were caused by the increase in commodity prices. Our gross profit margin increased to 3.95% in 2021 from 2.21 % in 2020.
Total revenues increased 156% to $47 million in 2020, compared with $18.4 million in 2019. Total cost of revenues (exclusive of depreciation and amortization) increased 169% to $45.5 million in 2020 compared with $17 million in 2019. The main reason for the increase was the addition of the Crystal business which we acquired in June 2020. Gross profit increased 10% to $1 million in 2020 compared with $0.9 million in 2019, while gross profit margin decreased to 2.21% in 2020 from 5.14% in 2019, primarily due to the COVID-19 pandemic and decreased commodity prices in 2020 compared with in 2019. Due to the overall market slowdown in 2020, we experienced a reduction in feedstock availability in the market and less demand for our overall services.
Total selling, general and administrative expenses increased 118% to $17.7 million in 2021 compared with $8.1 million in 2020, due to increased business development costs, consulting and legal fees, which related the Refinery Purchase Agreement and Sale Agreement, together with bad debt, which related to the litigation described in greater detail under "Item 8. Financial Statements and Supplementary Data" in Note 4 Concentrations, Significant Customers, Commitments and Contingencies".
We had loss on assets impairment of $2.1 million for the year ended December 31, 2021. This was mainly due to the assets damaged in our Myrtle Grove facility triggered by Hurricane Ida in August 2021. Refer to "Part II” -“Item 2. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in "Note 5. Fixed Assets" for detailed information.
Total selling, general and administrative expenses increased 22% to $8 million in 2020 compared with $6.7 million in 2019, mainly due to increase of selling, general and administrative expenses related to Crystal, which was acquired in June 2020, increased personnel costs and a decrease in allocation of expenses as a result of the Heartland Share Purchase and related transactions completed in January 2020, which is described in greater detail under "Item 8. Financial Statements and Supplementary Data" in Note 6 Share Purchase, Subscription Agreement and Acquisitions".
The total other expenses were $15.0 million in 2021, compared with $1.1 million of other income in 2020, mainly due to the increased derivative liabilities related to warrants granted in connection with the Series B and B1 convertible preferred stock and convertible note.
The net loss decreased 33% to $7.7 million in 2021 compared with $11.4 million in 2020, due to the net income from Black Oil Segment, which is included in discontinued operations. Net income from discontinued operations was $22.7 million in 2021, which increased $28.1 million compared to a $5.4 million loss in 2020. Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 19, "Discontinued Operations" in Notes to Financial Statements for additional information.
Results of Operations
Results of Operations for the Fiscal Year Ended December 31, 2021 Compared to the Fiscal Year Ended December 31, 2020 and 2019

	Year Ended December 31,			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenues	$115,781,375	$47,019,043	$18,357,575	$68,762,332	146%	$28,661,468	156%
Cost of revenues (exclusive of depreciation and amortization)	110,720,368	45,520,114	16,952,135	65,200,254	143%	28,567,979	169%
Depreciation and amortization attributable to costs of revenues	486,428	458,155	461,110	28,273	6%	(2,955)	(1)%
Gross profit	4,574,579	1,040,774	944,330	3,533,805	340%	96,444	10%
Selling, general and administrative expenses	17,732,690	8,117,429	6,657,178	9,615,261	118%	1,460,251	22%
Loss on assets impairment	2,123,703	—	—	2,123,703	100%	—	—%
Depreciation and amortization attributable to operating expenses	107,664	71,776	—	35,888	50%	71,776	—%
Total operating expenses	19,964,057	8,189,205	6,657,178	11,774,852	144%	1,532,027	23%
Loss from operations	(15,389,478)	(7,148,431)	(5,712,848)	(8,241,047)	115%	(1,435,583)	(25)%
Other income (expense)
Other income	4,222,000	101	920,197	4,221,899	4,180,098%	(920,096)	(100)%
Loss on sale of assets	(64,278)	(124,515)	(74,111)	60,237	48%	(50,404)	68%
Gain (loss) on change in value of derivative warrant liability	(15,685,355)	1,638,804	(487,524)	(17,324,159)	(1,057)%	2,126,328	(436)%
Interest expense	(3,487,448)	(409,849)	(541,250)	(3,077,599)	751%	131,401	(24)%
Total other income (expense)	(15,015,081)	1,104,541	(182,688)	(16,119,622)	(1,459)%	1,287,229	(705)%
Loss before income tax	(30,404,559)	(6,043,890)	(5,895,536)	(24,360,669)	(403)%	(148,354)	(3)%
Income tax benefit	—	—	—	—	—%	—	—%
Loss from continuing operations	(30,404,559)	(6,043,890)	(5,895,536)	(24,360,669)	(403)%	(148,354)	(3)%
Income (loss) from discontinued operations, net of tax	22,743,382	(5,352,285)	409,983	28,095,667	525%	(5,762,268)	(1,405)%
Net loss	$(7,661,177)	$(11,396,175)	$(5,485,553)	$3,734,998	33%	$(5,910,622)	(108)%

Quarterly Operation Results for Continued Operations
During the second quarter of 2021, the Company initiated and began executing a strategic plan to sell its UMO Business. On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex LA, Vertex OH, CMT, H & H Oil, as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”), dated as of June 28, 2021. On September 28, 2021, the shareholders approved the proposed sale of the Company’s portfolio of used motor oil collection and recycling assets to Safety-Kleen. The Company met all of the criteria to classify the UMO Business’s assets and liabilities as held for sale in the third quarter 2021. The Company has classified the assets, liabilities, and results of operations for this business as “Discontinued Operations” for all periods presented. Refer to Note 19, "Discontinued Operations" in the Notes to Financial Statements for additional information.
The continued operations primarily includes the Refining and Marketing Segment and Recovery Segment. The tables below represent the quarterly operation results for each quarter of the years ended on December 31, 2021 and 2020 for the Company as whole and each segment.

Results of Operations for the Four Quarters Ended December 31, 2021 Compared to the Four Quarters Ended December 31, 2020

	Statements of Operations by Quarter
	Fiscal 2021				Fiscal 2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$31,786,645	$28,721,725	$30,227,762	$25,045,243	$17,422,437	$15,961,311	$8,464,757	$5,170,538
Cost of revenues (exclusive of depreciation and amortization shown separately below)	31,348,645	28,521,317	28,041,703	22,808,703	16,899,340	15,324,914	8,212,629	5,083,231
Depreciation and amortization attributable to costs of revenues	127,523	130,859	115,549	112,497	127,225	115,956	108,704	106,270
Gross profit	310,477	69,549	2,070,510	2,124,043	395,872	520,441	143,424	(18,963)
Operating expenses:
Selling, general and administrative expenses	5,620,739	5,076,215	4,177,674	2,858,062	2,197,442	1,814,676	2,000,757	2,104,554
Loss on Assets Impairment	2,123,703	—	—	—	—	—	—	—
Depreciation and amortization attributable to operating expenses	26,916	26,916	26,916	26,916	26,916	26,916	17,944	—
Total operating expenses	7,771,358	5,103,131	4,204,590	2,884,978	2,224,358	1,841,592	2,018,701	2,104,554
Income (loss) from operations	(7,460,881)	(5,033,582)	(2,134,080)	(760,935)	(1,828,486)	(1,321,151)	(1,875,277)	(2,123,517)

Other income (expense)
Other income (expenses)	—	—	4,222,000	—	—	—	20	80
Gain(loss) on sale of assets	(62,351)	(3,351)	—	1,424	(425)	(136,433)	12,344	—
Gain (loss) on change in value of derivative liability	(4,305,233)	11,907,413	(21,507,332)	(1,780,203)	(205,566)	256,587	(110,965)	1,698,747
Interest expense	(2,884,049)	(352,588)	(138,669)	(112,142)	(117,915)	(97,157)	(80,902)	(113,874)
Total other income (expense)	(7,251,633)	11,551,474	(17,424,001)	(1,890,921)	(323,906)	22,997	(179,503)	1,584,953

Income (loss) before income taxes	(14,712,514)	6,517,892	(19,558,081)	(2,651,856)	(2,152,392)	(1,298,154)	(2,054,780)	(538,564)
Income tax benefit (expense)	—	—	—	—	—	—	—	—
Income (loss) from continued operations	(14,712,514)	6,517,892	(19,558,081)	(2,651,856)	(2,152,392)	(1,298,154)	(2,054,780)	(538,564)
Income (loss) from discontinued operations, net of tax	9,362,890	4,161,879	3,601,419	5,617,194	(790,392)	(657,016)	(6,833,692)	2,928,815
Net income (loss)	(5,349,624)	10,679,771	(15,956,662)	2,965,338	(2,942,784)	(1,955,170)	(8,888,472)	2,390,251
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continued operation	(303,813)	(115,132)	243,083	382,666	208,410	136,333	(69,187)	88,176
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operation	3,312,503	2,400,142	3,174,824	1,608,303	240,759	343,881	178,353	(486,785)
Net income (loss) attributable to Vertex Energy, Inc.	$(8,358,314)	$8,394,761	$(19,374,569)	$974,369	$(3,391,953)	$(2,435,384)	$(8,997,638)	$2,788,860

	Statements of Segments Operations by Quarters
	Fiscal 2021				Fiscal 2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues
Oil collection services	$206,013	$193,930	$154,558	$122,986	$4,735	$—	$—	$—
Total Revenue	206,013	193,930	154,558	122,986	4,735	—	—	—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	854,830	404,325	362,241	280,378	239,966	189,946	192,195	185,756
Depreciation and amortization attributable to costs of revenues	18,419	18,420	18,181	20,382	13,254	3,985	—	—
Gross loss	$(667,236)	$(228,815)	$(225,864)	$(177,774)	$(248,485)	$(193,931)	$(192,195)	$(185,756)

Refining & Marketing
Revenues
Pygas	$2,867,337	$3,736,533	$3,861,942	$2,972,431	$1,812,088	$1,184,433	$1,172,766	$2,457,841
Industrial Fuel	462,528	417,096	409,522	311,693	99,396	82,644	—	52,752
Distillates (1)	22,216,874	20,418,761	19,565,228	15,989,828	11,583,231	12,234,672	5,124,562	—
Total Revenue	25,546,739	24,572,390	23,836,692	19,273,952	13,494,715	13,501,749	6,297,328	2,510,593
Cost of revenues (exclusive of depreciation and amortization shown separately below)	25,015,693	24,355,746	22,248,995	17,949,695	13,434,602	13,217,757	5,958,778	2,596,052
Depreciation and amortization attributable to costs of revenues	29,843	33,908	31,874	31,876	35,808	34,394	35,040	34,975
Gross profit (loss)	$501,203	$182,736	$1,555,823	$1,292,381	$24,305	$249,598	$303,510	$(120,434)

Recovery
Revenues
Oil collection services	$—	$—	$—	$3,423	$—	$—	$—	$—
Metals (2)	5,544,226	3,669,411	6,150,082	5,644,882	3,922,987	2,459,561	2,168,997	2,710,062
Other re-refinery products (3)	489,667	285,994	86,430	—	—	—	(1,568)	(50,116)
Total Revenue	6,033,893	3,955,405	6,236,512	5,648,305	3,922,987	2,459,561	2,167,429	2,659,946
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,478,122	3,761,246	5,430,467	4,578,630	3,224,772	1,917,210	2,061,656	2,301,424
Depreciation and amortization attributable to costs of revenues	79,261	78,531	65,494	60,239	78,164	77,576	73,664	71,295
Gross profit (loss)	$476,510	$115,628	$740,551	$1,009,436	$620,051	$464,775	$32,109	$287,227
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

Segment Performance
Our Black Oil segment includes (i) the business operations of MG SPV, in continued operations, which started operations at the end of 2020 and (ii) corporate selling, general and administrative expenses. In our Black Oil segment MG SPV generated revenues of $0.7 million for the year ended December 31, 2021, which is derived from used oil collections. The cost of revenues increased $1.1 million to $1.9 million compared with $0.8 million in 2020, due to the increased cost of revenue and facility maintenance. During the year ended December 31, 2020, these revenues were $4,735 with cost of revenues of $0.8 million. Selling, general and administrative expenses increased $8.6 million to $13.6 million in 2021, compared to $5 million in 2020, primarily resulting from business development expense and legal expenses, which related to the Refinery Purchase Agreement and Sale Agreement. We had loss on assets impairment of $2.1 million for the year ended December 31, 2021. This was mainly due to the assets damaged in our Myrtle Grove facility triggered by Hurricane Ida in August 2021. Refer to “Part II” -“Item 2. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 5. Fixed Assets” for more detailed information.
Our Black Oil segment generated minimal revenue in 2020 and 2019 with cost of revenue (exclusive of depreciation and amortization) increasing 21% to $0.8 million in 2020 compared with $0.67 million in 2019, mainly attributable to the increases in facility maintenance, personnel cost and other license and permit fees in order to get the operation ready at the end of 2020. The increase in depreciation and amortization attributable to cost of revenue is due to the addition of vehicles and equipment in 2020. Selling, general and administrative expenses increased $0.7 million to $5 million in 2020, as compared to $4.3 million in 2019, due to a decrease in allocation of expenses as a result of the Heartland Share Purchase and related transactions completed in January 2020, which is described in greater detail under “Part II”-“Item 8. Financial Statements and Supplementary Data” in the Note 6, “Share Purchase, Subscription Agreement and Acquisitions”. The increase in depreciation and amortization attributable to operating expenses is due to the current period recognition of depreciation and amortization.
The below table shows the operating results of our Black Oil segment for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Black Oil
Revenues	$677,487	$4,735	$—	$672,752	14,208%	$4,735	100%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,901,774	807,863	669,904	1,093,911	135%	137,959	21%
Depreciation and amortization attributable to costs of revenues	75,402	17,239	—	58,163	337%	17,239	100%
Gross loss	(1,299,689)	(820,367)	(669,904)	(479,322)	(58)%	(150,463)	(22)%
Selling, general and administrative expenses	13,632,330	5,036,054	4,268,707	8,596,276	171%	767,347	18%
Loss on Assets Impairment	2,123,703	—	—	2,123,703	100%	—	—%
Depreciation and amortization attributable to operating expenses	107,664	71,776	—	35,888	50%	71,776	100%
Loss from operations	$(17,163,386)	$(5,928,197)	$(4,938,611)	$(9,111,486)	(154)%	$(989,586)	(20)%
Our Refining segment includes the business operations of our Refining and Marketing operations, as well as the operations of Crystal. Since the acquisition of Crystal in June 2020, we operate as a wholesale distributor of motor fuels which include gasoline, blended gasoline and diesel. During the year ended December 31, 2021, our Refining and Marketing revenue increased $57.4 million to $93.2 million in 2021 compared with $35.8 million in 2020, and cost of revenues (exclusive of depreciation and amortization) increased $54.4 million to $89.6 million in 2021 compared with $35.2 million in 2020, and as a result, the gross profit margin increased to 4% in 2021 compared to 1% in 2020. The increase of revenue and gross profit is a result of having the operations of Crystal for the whole year and an increase in commodity prices.
During the year ended December 31, 2020, our Refining and Marketing revenue increased $22.8 million to $35.8 million, compared with $13 million in 2019, and cost of revenues (exclusive of depreciation and amortization) increased $24.6 million to $35.2 million, compared with $10.7 million in 2019. Revenue increase primarily is a result of Crystal’s operations, which were acquired in June 2020. Selling, general and administrative expenses increased 33% to $2.5 million in 2020, compared with $1.9 million in 2019, due to an increase in selling, general and administrative expenses associated with Crystal, acquired in June 2020, and increased personnel costs.

Overall volume for the Refining and Marketing segment increased 116% during the year ended December 31, 2021, as compared to the same period in 2020. Our fuel oil cutter volumes increased 37% for the year ended December 31, 2021, compared to the same period in 2020. Our pygas volumes were down 1% for the year ended December 31, 2021, as compared to the same period in 2020. The volumes from our Crystal Energy business which we only had for half the year in 2020 and for the whole year in 2021, were up 97% for the year ended December 31, 2021, compared to the same period in 2020. We experienced a slight decrease in some of our volumes being received from third party facilities in 2021, compared to the prior 2020 period. Also during 2021, weather delays as a result of the hurricanes in the Gulf which caused some delays in operations for short periods of time.

	Year Ended December 31,			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Refining and Marketing
Revenues	$93,229,774	$35,804,385	$12,957,767	$57,425,389	160%	$22,846,618	176%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	89,570,129	35,207,189	10,651,069	54,362,940	154%	24,556,120	231%
Depreciation and amortization attributable to costs of revenues	127,501	140,217	131,210	(12,716)	(9)%	9,007	7%
Gross profit	3,532,144	456,979	2,175,488	3,075,165	673%	(1,718,509)	(79)%
Selling, general and administrative expenses	3,277,265	2,528,987	1,901,746	748,278	30%	627,241	33%
Depreciation and amortization attributable to operating expenses	—	—	—	—	—%	—	—%
Income (loss) from operations	$254,879	$(2,072,008)	$273,742	$2,326,887	112%	$(2,345,750)	(857)%

Our Recovery segment generated revenues of $21.9 million for the year ended December 31, 2021, with cost of revenues (exclusive of depreciation and amortization) of $19.2 million. During the year ended December 31, 2020, these revenues were $11.2 million, with cost of revenues (exclusive of depreciation and amortization) of $9.5 million. Revenue increased 95% and cost of revenues (exclusive of depreciation and amortization) increased 103%, and gross profit margin was 11% in 2021 and 13% in 2020, due primarily to increased volumes of steel processed in addition to a large increase in steel values during the period.

Our Recovery segment generated revenues of $11.2 million for the year ended December 31, 2020, with cost of revenues (exclusive of depreciation and amortization) of $9.5 million. During the year ended December 31, 2019, these revenues were $5.4 million with cost of revenues (exclusive of depreciation and amortization) of $5.6 million. Revenues were up substantially as a result of increased volumes of steel processed in addition to a large increase in steel values during the period. Gross profit increased for the year ended December 31, 2020, compared to 2019, as a result of increased volumes attributable to our Recovery segment and margins related thereto, through our various facilities.

Our Recovery segment includes the business operations of Vertex Recovery Management, LLC, as well as our Group III base oil business. Vertex acted as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Vertex and Penthol are currently involved in ongoing litigation described in greater detail above under “Part II” -“Item 2. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and income before income taxes from period to period.

	Year Ended December 31,			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Recovery
Revenues	$21,874,114	$11,209,923	$5,399,808	$10,664,191	95%	$5,810,115	108%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	19,248,465	9,505,062	5,631,162	9,743,403	103%	3,873,900	69%
Depreciation and amortization attributable to costs of revenues	283,525	300,699	329,900	(17,174)	(6)%	(29,201)	(9)%
Gross profit (loss)	2,342,124	1,404,162	(561,254)	937,962	673%	1,965,416	350%
Selling, general and administrative expenses	823,095	552,388	486,725	270,707	49%	65,663	13%
Depreciation and amortization attributable to operating expenses	—	—	—	—	—%	—	—%
Income (loss) from operations	$1,519,029	$851,774	$(1,047,979)	$667,255	78%	$1,899,753	181%
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
The following table sets forth the high and low spot prices during 2021 for our key benchmarks.

2021
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.38	October 15	$1.33	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.55	October 25	$1.36	January 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.04	October 5	$45.08	January 4
NYMEX Crude Oil (dollars per barrel)	$84.65	October 26	$47.62	January 4
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2020 for our key benchmarks.

2020
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.95	January 3	$0.42	April 27
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.75	January 3	$0.40	March 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.34	January 29	$12.00	April 21
NYMEX Crude Oil (dollars per barrel)	$63.27	January 6	$(37.63)	April 20
Reported in Platt's US Marketscan (Gulf Coast)
The following table sets forth the high and low spot prices during 2019 for our key benchmarks.

2019
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.01	September 16	$1.53	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.08	April 10	$1.31	January 2
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$68.54	April 25	$32.05	November 19
NYMEX Crude Oil (dollars per barrel)	$66.30	April 23	$46.54	January 2
Reported in Platt's US Marketscan (Gulf Coast)
We saw a steady increase in each of the benchmark commodities we track during 2021 and a steady decline in 2020 compared with 2019. During the first half of 2020, the commodity markets experienced a steady decline due to overall global economic conditions mostly related to the pandemic and the supply and demand for the products we track.
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
Other Income and Expenses
We had interest expense of $3.5 million for the year ended December 31, 2021, which increased $3.1 million compared with 2020, mainly due to accrued interest in November and December 2021 on our $155 million of principal amount at maturity convertible notes that were issued on November 1, 2021. Interest expense in 2020 decreased $0.1 million, compared with 2019, mainly due to a greater principal balance outstanding owed on our previously outstanding credit agreement and related loans and term loans made in 2020 resulting in less interest expense incurred.

We had other income of $4.2 million for the year ended December 31, 2021. This was mainly due to the debt forgiveness of our $4.22 million Paycheck Protection Program loan (the “PPP loan”) during the second quarter of 2021. Other income for the year ended December 31, 2019 of $0.9 million, included the receipt of a payment of $907,500 related to the proceeds of an insurance settlement for a fire that had occurred at the used oil re-refining plant located in Churchill County, Nevada, which we previously rented during the year ended December 31, 2019.
We had a $15.7 million loss on change in value of derivative liability for the year ended December 31, 2021, of which $11.4 million of such loss was in connection with certain warrants granted in June 2015 and May 2016 in connection with the sale of Series B and B1 preferred stock and $4.6 million was in connection with conversion options of Convertible Notes that were issued in November 2021, compared to a gain on change in the value of our derivative liability of $1.6 million in 2020 and loss on change in the value of our derivative liability of $0.5 million in 2019. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase and decrease in the market price of our common stock during the year 2021 and 2020, respectively), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period. More detailed information is included in “Part II” -“Item 2. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 14. Preferred Stock And Temporary Equity”.

	Year Ended December 31,			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Other income (expense)
Other income	$4,222,000	$101	$920,197	$4,221,899	4,180,098%	$(920,096)	(100)%
Loss on sale of assets	(64,278)	(124,515)	(74,111)	60,237	48%	(50,404)	68%
Gain (loss) on change in value of derivative warrant liability	(15,685,355)	1,638,804	(487,524)	(17,624,159)	(1,075)%	2,126,328	(436)%
Interest expense	(3,487,448)	(409,849)	(541,250)	(3,077,599)	751%	131,401	(24)%
Total other income (expense)	$(15,015,081)	$1,104,541	$(182,688)	$(16,419,622)	(1,487)%	$1,287,229	(705)%

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
With the pending closing of the acquisition of the Mobile Refinery, the Company has had discussions with multiple potential financing sources to compete the acquisition of the site, the expansion of the Renewable Diesel project planned thereat, as well as the day-to-day working capital facility, all of which will have a material impact on the overall Liquidity and Capital Resources of the Company going forward. See also the description of the Commitment Letter and planned Term Loan, discussed in greater detail above under “Item 1. Business” – “Recent Transactions” – “Indenture and Convertible Notes” and “Commitment Letter”.

Cash flows for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 and 2019 were as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Beginning cash, cash equivalents, and restricted cash	$10,995,169	$4,199,825	$2,849,831
Net cash provided by (used in) from continuing and discontinued operations:
Operating activities	9,682,700	(723,146)	2,473,167
Investing activities	(17,823,749)	(7,786,659)	(3,626,440)
Financing activities	133,772,819	15,305,149	2,503,267
Net increase in cash, cash equivalents, and restricted cash	125,631,770	6,795,344	1,349,994
Ending cash, cash equivalents, and restricted cash	$136,626,939	$10,995,169	$4,199,825
The analysis of cash flow activities below is combined for both continued and discontinued operations.
Operating activities provided net cash of $9.7 million for the year ended December 31, 2021, as compared to using cash of $0.7 million in 2020 and providing cash of $2.5 million in 2019. Our primary sources of liquidity are cash flows from our operations through the year and the availability to borrow funds under our credit and loan facilities through November 1, 2021. The primary reason for the increase in cash provided by operating activities for the year ended December 31, 2021, compared to the same period in 2020, were the fluctuation in market and commodity prices, which generated a profit from discontinued operations. The primary reasons for the decrease in cash provided by operating activities for the year ended December 31, 2020, compared to the same period in 2019, were the fluctuation in market and commodity prices due to the pandemic that generated the increase in net loss, decrease in accounts receivable and increase in accounts payable, decrease in inventory, and decrease in accrued expenses.
Investing activities used cash of $17.8 million for the year ended December 31, 2021, as compared to using cash of $7.8 million in 2020, due mainly to the purchase of fixed assets and a $13.7 million deposit and investment related to the potential Mobile Refinery acquisition. Investing activities used cash of $7.8 million in 2020, an increase of $4.2 million from cash used in investing activities of $3.6 million in 2019, due mainly to the purchase of fixed assets, offset by the acquisition of Crystal in 2020.
Financing activities provided cash of $133.8 million during the year ended December 31, 2021, as compared to providing cash of $15.3 million and $2.5 million in 2020 and 2019, respectively. Financing activities in 2021 were comprised of note proceeds of approximately $143.8 million relating to the sale of the Senior Notes in November 2021 and proceeds from exercise of options and warrants of $6.9 million, offset by approximately $15.8 million used to pay down our long-term debt. Financing activities in 2020 were comprised of note proceeds of approximately $8.2 million ($4.2 million of proceeds from our PPP loan) and contributions from the noncontrolling interest of Tensile of $21.0 million, offset by approximately $10.4 million used to pay down our long-term debt, and $3.1 million of payments on our line of credit. Financing activities for 2019 were comprised of note proceeds of approximately $2.8 million and contributions from the noncontrolling interest of Tensile of $3.2 million and proceeds from issuance of common stock and warrants to Tensile of $2.2 million, offset by approximately $4.6 million used to pay down our long-term debt, and $0.6 million of payments on our line of credit.
We had working capital of $185.0 million as of December 31, 2021, compared to working capital of $3.6 million as of December 31, 2020. The increase in working capital is mainly due to the restricted escrow account of more than $100 million in connection with the issuance of convertible notes and the entire assets held for sale of $84 million classified as current asset as of December 31, 2021. Our working capital includes the consolidated assets of certain subsidiaries which may only be used to settle the obligations of the respective subsidiaries. The consolidated liabilities of these subsidiaries are non-recourse to the general credit of our consolidated entity.
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
The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.90%. All such premium finance agreements have maturities of less than one year and have a balance of $2,375,071 at December 31, 2021.
Financing Arrangements
The terms of our $155 million principal at maturity of 6.25% senior unsecured notes due 2027, which were issued on November 1, 2021, are discussed further in “Part II” -“Item 2. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 9. Financing Arrangements” - “Indenture and Convertible Notes”.
The terms of our proposed $125 million first-lien senior secured term loan are discussed in greater detail above under “Item 1. Business” – “Recent Transactions” – “Commitment Letter”. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of December 31, 2021, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
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
In addition to the above, we may also seek to acquire additional businesses or assets. In addition, the Company is considering selling assets if a more strategic acquisition presents itself. Finally, in the event we deem such transaction in our best interest, we may enter into a business combination or similar transaction in the future.
Consistent with our commitment to maximize value for all investors, we have previously launched an internal review of strategic alternatives for our business. These alternatives may include continuing as a public standalone organization, going private or selling certain assets to a strategic partner, subject to the review and approval of our Board of Directors.

The Mobile Acquisition is expected to close early in the second quarter of 2022.

There is currently volatile market for our common stock, and we anticipate that such market will be subject to wide fluctuations in response to several factors moving forward, including, but not limited to:
(1)    actual or anticipated variations in our results of operations;
(2)    the market for, and volatility in, the market for oil and gas;
(3)    our ability or inability to generate new revenues; and
(4)    the number of shares in our public float.

Furthermore, because our common stock is traded on The NASDAQ Capital Market, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, there could be extreme fluctuations in the price of our common stock.
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
Contractual Obligations
The following table has been included to assist in understanding our debt and similar obligations, excludes convertible note, as of December 31, 2021 and our ability to meet such contractual obligations:

Creditor	2022	2023	2024	2025	2026	Thereafter
AVT Equipment Lease-HH	$302,166	$—	$—	$—	$—	$—
John Deere Note	38,224	39,173	16,608	—	—	—
US Small Business Administration	—	1,001	1,303	1,352	1,404	53,640
Various institutions	2,375,071	—	—	—	—	—
Totals	$2,715,461	$40,174	$17,911	$1,352	$1,404	$53,640
Our convertible note will mature on October 1, 2027, unless earlier repurchased, redeemed or converted, interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The following table represents the interest obligation.

Interest payable	2022	2023	2024	2025	2026	Thereafter
Interest payable	$9,687,500	$9,687,500	$9,687,500	$9,687,500	$9,687,500	$7,272,260
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, leases, variable interest entities, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. “Note 2. Summary of Significant Accounting Policies,” of the Notes to financial statements included in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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

From time to time, our fuel oil customers in our black oil segment may request that we store product at our facilities which they purchase from us. We recognize revenues for these “bill and hold” sales only if the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.
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

    Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Series B Preferred Stock and Series B1 Preferred Stock, all of which have now been exercised or expired, and our outstanding Convertible Notes.

    The Company estimates the fair values of the crude oil swaps and collars based on published forward commodity price curves for the underlying commodity as of the date of the estimate for which published forward pricing is readily available. The determination of the fair values incorporates various factors including the impact of the Company's non-performance risk and the credit standing of the counterparty involved in the Company's derivative contracts. In addition, the Company routinely monitors the creditworthiness of its counterparty.

    Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that $2.1 million long-lived asset impairment existed at December 31, 2021.
Derivative transactions.
    All derivative instruments are recorded on the accompanying balance sheets at fair value. Derivative transactions are not designated as cash flow hedges under FASB ASC 815, Derivatives and Hedges. Accordingly, these commodity derivative contracts are marked-to-market and any changes in the estimated value of commodity derivative contracts held at the balance sheet date are recognized in the accompanying statements of operations through increases (losses) or decreases (gains) to cost of goods sold. The derivative assets or liabilities are classified as either current or noncurrent assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities for counterparties where it has a legal right of offset.
The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders' equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, term and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.
In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging, the Convertible Notes are indexed to the Company's stock, and cash settlement requires the conversion feature to be classified as a derivative liability at fair value and to be bifurcated from the convertible notes. To derive an estimate of the fair value of these cash settlement, a Dynamic Black Scholes model is utilized which computes the derivative liability of the cash settlement. This process relies upon inputs such as our quoted stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the settlement.
Preferred Stock Classification.
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock required the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and Series B1 Preferred Stock, subject to certain contractual and legal requirements. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity. As of December 31, 2021, all Series B and B1 Preferred Stock were converted to common stock shares.
    Redeemable Noncontrolling Interest

As more fully described in "Part II” -“Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in "Note 6. Share Purchase and Subscription Agreements and Acquisition", the Company is party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

    Leases
    In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in "Part II” -“Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in "Note 18. Leases".

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
At December 31, 2021, the Company had no variable-rate term debt outstanding.
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

Item 8. Financial Statements and Supplementary Data
VERTEX ENERGY, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Energy, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 11, 2022, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liability – See Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

During the year ended December 31, 2021, the Company issued $155 million in aggregate principal amount of 6.25% convertible senior notes due in 2027 (the “2027 Notes”), which, if converted, required settlement in cash at issuance and until approval was obtained from shareholders to issue more than 19.99% of the outstanding shares of common stock issuable upon conversion. The Company separated the 2027 Notes between the debt and a liability-classified embedded derivative. The carrying amount of the liability-classified embedded derivative was determined by using a Black-Scholes model. The carrying amount of the debt component was determined by subtracting the valuation of the liability-classified embedded derivative from the amount of the debt issuance. The liability-classified embedded derivative is marked-to-market on a quarterly basis through the aforementioned method.

Given that the determination of the fair value of the liability-classified component required management to make significant estimates and assumptions regarding the relevant valuation assertions, auditing the valuation of the component required a high degree of auditor judgement and an increased effort when performing audit procedures to evaluate management’s judgements and conclusions on the valuation as well as the accounting assessment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the liability-classified embedded derivative component included the following:

•We evaluated the valuation methodology and assumptions to assess the Company’s fair value of the liability-classified embedded derivative component, both at issuance date and December 31, 2021. Additionally, we:

–Assessed the source information underlying the valuation assumptions used in the model to determine fair value at issuance date and December 31, 2021.
–Assessed the mathematical accuracy of the valuation model at issuance date and December 31, 2021.

•We read the underlying agreements and evaluated the Company’s accounting analysis underlying the accounting of the convertible senior notes, including the balance sheet classification of the transaction and the identification of any derivatives.

Valuation of Long‑lived Assets ‑ See Notes 2 and 5 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, the Company’s facility in Myrtle Grove, Louisiana suffered damage due to a hurricane that made landfall in the area. Due to the damage, the Company evaluated the carrying amounts of its long‑lived assets at the facility for potential impairment and recorded an impairment of $2.1 million for the year ended December 31, 2021.

Auditing the Company’s impairment assessment was challenging, as the auditing the impairment assessment involved a higher degree of auditor judgment and effort due to the assumptions used by management.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s evaluation of impairment of long‑lived assets included the following, among others:

•We obtained management’s assessment of indicators of impairment of long‑lived assets, evaluated the methodology used and the completeness and accuracy of the Company’s listing of assets at the facility.
•We obtained the valuation assessment from management’s expert that was utilized to record the impairment amount and performed procedures related to the assessment of the firm’s expertise.
•We mathematically summed the value of the impaired assets to determine the appropriate amount was recorded in the financial statements.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company's auditor since 2017.
Houston, Texas
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertex Energy Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Vertex Energy Inc.'s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the December 31, 2021, of the Company and our report dated March 11, 2022, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to control activities include: (i) ineffective controls related to segregation of duties to timely detect and review where individuals with access to post a journal entry may have edited or created the journal entry, (ii) ineffective controls over the completeness and accuracy of key spreadsheets and reports used in financial reporting, including revenue and accounts receivable as well as inventory, (iii) ineffective controls over certain IT general controls for information systems relevant to the preparation of financial statements, (iv) lack of documentation to support the effectiveness of controls over the period end financial reporting close process, (v) lack of documentation to support the controls over specific treasury transactions, and (vi) ineffective controls over the documentation of review relating to income tax accounting and related disclosures. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 11, 2022, on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 11, 2022

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$36,129,941	$10,895,044
Restricted cash	100,496,998	100,125
Accounts receivable, net	5,296,867	5,211,621
Inventory	3,735,878	1,458,288
Derivative commodity asset	95,980	—
Prepaid expenses and other current assets	4,279,732	2,588,887
Assets held for sale	84,116,152	9,531,423
Total current assets	234,151,548	29,785,388

Fixed assets, at cost	13,811,835	14,848,813
Less accumulated depreciation	(2,045,241)	(1,573,025)
Fixed assets, net	11,766,594	13,275,788
Finance lease right-of-use assets	—	18,100
Operating lease right-of-use assets	5,011,454	4,734,497
Intangible assets, net	358,881	466,546
Other assets	14,771,642	1,008,733
Assets held for sale, noncurrent	—	72,810,906
TOTAL ASSETS	$266,060,119	$122,099,958

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable	$4,216,275	$3,310,992
Accrued expenses	3,617,902	1,648,964
Dividends payable	—	606,550
Finance lease-current	302,166	271,099
Operating lease-current	959,573	783,747
Current portion of long-term debt, net of unamortized finance costs	2,413,295	6,711,708
Revolving note	—	133,446
Derivative commodity liability	—	94,214
Liabilities held for sale, current	37,644,312	12,634,231
Total current liabilities	49,153,523	26,194,951

Long-term debt	114,480	5,636,957
Convertible Senior unsecured notes due 2027, net	64,015,929	—
Finance lease-non-current	—	617,679
Operating lease-non-current	4,051,881	3,950,750
Derivative liability	75,210,525	330,412
Liabilities held for sale, noncurrent	—	24,078,274
Total liabilities	192,546,338	60,809,023

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2021	December 31, 2020
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized, zero and 4,102,690 shares issued and outstanding at December 31, 2021 and 2020, respectively with liquidation preference of zero and $12,718,339 at December 31, 2021 and 2020, respectively.	—	12,718,339
Series B1 Preferred Stock, $0.001 par value per share; 17,000,000 shares authorized, zero and 7,399,649 shares issued and outstanding at December 31, 2021 and 2020, respectively with liquidation preference of zero and $11,036,173 at December 31, 2021 and 2020, respectively.	—	11,036,173

Redeemable non-controlling interest	43,446,684	31,611,674
Total temporary equity	43,446,684	55,366,186
EQUITY
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 385,601 and 419,859 shares issued and outstanding at December 31, 2021 and 2020, respectively, with a liquidation preference of $574,546 and $625,590 at December 31, 2021 and December 31, 2020, respectively.	386	420
Series C Convertible Preferred stock, $0.001 par value per share; 44,000 shares designated; zero shares issued and outstanding at December 31, 2021 and 2020.	—	—
Common stock, $0.001 par value per share; 750,000,000 shares authorized; 63,287,965 and 45,554,841 issued and outstanding at December 31, 2021 and 2020, respectively.	63,288	45,555
Additional paid-in capital	138,620,254	94,569,674
Accumulated deficit	(110,614,035)	(90,008,778)
Total Vertex Energy, Inc. stockholders' equity	28,069,893	4,606,871
Non-controlling interest	1,997,204	1,317,878
Total equity	30,067,097	5,924,749
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$266,060,119	$122,099,958
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
	2021	2020	2019
Revenues	$115,781,375	$47,019,043	$18,357,575
Cost of revenues (exclusive of depreciation and amortization shown separately below)	110,720,368	45,520,114	16,952,135
Depreciation and amortization attributable to costs of revenues	486,428	458,155	461,110
Gross profit	4,574,579	1,040,774	944,330

Operating expenses:
Selling, general and administrative expenses	17,732,690	8,117,429	6,657,178
Loss on assets impairment	2,123,703	—	—
Depreciation and amortization attributable to operating expenses	107,664	71,776	—
Total operating expenses	19,964,057	8,189,205	6,657,178
Loss from operations	(15,389,478)	(7,148,431)	(5,712,848)
Other income (expense):
Other income	4,222,000	101	920,197
Loss on sale of assets	(64,278)	(124,515)	(74,111)
Gain (loss) on change in value of derivative warrant liability	(15,685,355)	1,638,804	(487,524)
Interest expense	(3,487,448)	(409,849)	(541,250)
Total other income (expense)	(15,015,081)	1,104,541	(182,688)
Loss from continuing operations before income tax	(30,404,559)	(6,043,890)	(5,895,536)
Income tax benefit	—	—	—
Loss from continuing operations	(30,404,559)	(6,043,890)	(5,895,536)
Income (loss) from discontinued operations, net of tax	22,743,382	(5,352,285)	409,983
Net loss	(7,661,177)	(11,396,175)	(5,485,553)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	206,804	363,732	(436,974)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	10,495,772	276,208	—
Net loss attributable to Vertex Energy, Inc.	(18,363,753)	(12,036,115)	(5,048,579)

Accretion of redeemable noncontrolling interest to redemption value	(1,992,360)	(15,135,242)	(2,279,371)
Accretion of discount on Series B and B-1 Preferred Stock	(507,282)	(1,687,850)	(2,489,722)
Dividends on Series B and B-1 Preferred Stock	258,138	(1,903,057)	(1,627,956)

Net loss available to shareholders from continuing operations	(32,852,867)	(25,133,771)	(11,855,611)
Net income (loss) available to shareholders from discontinued operations, net of tax	12,247,610	(5,628,493)	409,983
Net loss available to common stockholders	$(20,605,257)	$(30,762,264)	$(11,445,628)
Basic income (loss) per common share
Continuing operations	$(0.58)	$(0.55)	$(0.29)
Discontinued operations, net of tax	0.22	(0.12)	0.01
Basic loss per common share	$(0.36)	$(0.67)	$(0.28)

Diluted income (loss) per common share
See accompanying notes to the consolidated financial statements

Continuing operations	$(0.58)	$(0.55)	$(0.29)
Discontinued operations, net of tax	0.22	(0.12)	0.01
Diluted loss per common share	$(0.36)	$(0.67)	$(0.28)

Shares used in computing loss per share
Basic	56,302,716	45,509,470	40,988,946
Diluted	56,302,716	45,509,470	40,988,946
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2021, 2020 AND 2019
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par
Balance on December 31, 2018	40,174,821	$40,175	419,859	$420	—	$—	$75,131,122	$(47,800,886)	$1,438,213	28,809,044
Distribution to noncontrolling	—	—	—	—	—	—	—	—	(285,534)	(285,534)
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,627,956)	—	(1,627,956)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(2,489,722)	—	(2,489,722)
Share based compensation expense	—	—	—	—	—	—	642,840	—	—	642,840
Exercise of options to common	78,425	79	—	—	—	—	6,996	—	—	7,075
Adjustment of carrying amount of noncontrolling interest	—	—	—	—	—	—	970,809	—	—	970,809
Conversion of Series B1 Preferred stock to common	1,642,317	1,642	—	—	—	—	2,560,373	—	—	2,562,015
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(2,279,371)	—	(2,279,371)
Issue of common stock and warrants	1,500,000	1,500	—	—	—	—	2,215,211	—	—	2,216,711
Net loss	—	—	—	—	—	—	—	(5,048,579)	(436,974)	(5,485,553)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	61,668	61,668
Balance on December 31, 2019	43,395,563	43,396	419,859	420	—	—	81,527,351	(59,246,514)	777,373	23,102,026
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,903,057)	—	(1,903,057)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,687,850)	—	(1,687,850)
Conversion of B1 Preferred Stock to common	2,159,278	2,159	—	—	—	—	3,366,315	—	—	3,368,474
Share based compensation expense	—	—	—	—	—	—	656,111	—	—	656,111
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71,171)	—	—	(71,171)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(15,135,242)	—	(15,135,242)
Adjustment of carrying amount of noncontrolling interest	—	—	—	—	—	—	9,091,068	—	—	9,091,068
Net loss	—	—	—	—	—	—	—	(12,036,115)	639,940	(11,396,175)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(99,435)	(99,435)
Balance on December 31, 2020	45,554,841	45,555	419,859	420	—	—	94,569,674	(90,008,778)	1,317,878	5,924,749
See accompanying notes to the consolidated financial statements

Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(372,183)	—	(372,183)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(507,282)	—	(507,282)
Conversion of B1 Preferred Stock to common stock	7,722,084	7,722	—	—	—	—	12,038,719	—	—	12,046,441
Exercise of B1 warrants	3,092,912	3,093	—	—	—	—	16,402,725	—	—	16,405,818
Exercise of options	1,799,590	1,800	—	—	—	—	2,187,891	—	—	2,189,691
Share based compensation expense	—	—	—	—	—	—	862,564	—	—	862,564
Conversion of Series A Preferred stock to common stock	34,258	34	(34,258)	(34)	—	—	—	—	—	—
Conversion of Series B Preferred Stock to common stock	5,084,280	5,084	—	—	—	—	12,558,681	630,321	—	13,194,086
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	(11,231)	(11,231)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(169,368)	(169,368)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(1,992,360)	—	(1,992,360)
Net loss	—	—	—	—	—	—	—	(18,363,753)	10,702,576	(7,661,177)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(9,842,651)	(9,842,651)
Balance on December 31, 2021	63,287,965	$63,288	385,601	$386	—	$—	$138,620,254	$(110,614,035)	$1,997,204	$30,067,097
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2021, 2020 AND 2019
	2021	2020	2019
Cash flows from operating activities
Net loss	$(7,661,177)	$(11,396,175)	$(5,485,553)
Net income (loss) from discontinued operations, net of tax	22,743,382	(5,352,285)	409,983
Net loss from continuing operations	(30,404,559)	(6,043,890)	(5,895,536)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Stock-based compensation expense	862,564	656,111	642,840
Depreciation and amortization	594,092	529,931	461,110
Provision (recovery) for bad debt	646,910	12,176	(267,876)
Loss (Gain) on commodity derivative contracts	2,257,592	(3,476,593)	2,458,359
Gain on forgiveness of debt	(4,222,000)	—	—
Net cash settlement on commodity derivatives	(2,436,055)	4,253,198	(2,841,052)
Loss on sale of assets	64,278	124,515	74,111
Loss on assets impairment	2,123,703	—	—
Amortization of debt discount and deferred costs	1,231,492	47,826	573,908
Loss (Gain) on change in value of derivative warrant liability	15,685,355	(1,638,804)	487,524
Reduction in contingent consideration	—	—	(15,564)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(677,786)	(1,384,179)	243,947
Inventory	(2,245,732)	389,010	567,800
Prepaid expenses	(1,702,576)	(19,276)	(422,289)
Accounts payable	835,914	1,651,015	(166,121)
Accrued expenses	1,967,172	(407,150)	470,252
Other assets	(100,000)	(644,060)	(222,995)
Net cash used in operating activities from continuing operations	(15,519,636)	(5,950,170)	(3,851,582)
Cash flows from investing activities
Internally developed software	—	(49,229)	(489,093)
Deposit for refinery purchase and related costs	(13,662,910)	—	—
Proceeds from the sale of assets	75,168	74,965	232,020
Acquisition of business, net of cash	2,058	(1,822,690)	—
Purchase of fixed assets	(1,144,787)	(937,276)	(214,945)
Net cash used in investing activities from continuing operations	(14,730,471)	(2,734,230)	(472,018)
Cash flows from financing activities
Line of credit payments, net	(133,446)	(3,142,784)	(568,406)
Proceeds received from exercise options and warrants	6,921,846	—	7,075
Proceeds received from issuance of common stock options and warrants	—	—	2,216,711
Contribution received from shareholder	2,260	—	—
Distribution to non-controlling interest	(169,368)	—	(285,534)
Contribution received from redeemable noncontrolling interest	—	21,000,000	3,150,000
Payments on finance leases	(586,612)	(226,431)	(79,790)
Payment of debt issuance costs	—	—	—
Proceeds from issuance of notes payable	143,830,975	8,217,195	2,809,139
Payments made on notes payable	(15,835,707)	(10,366,701)	(4,660,120)
Net cash provided by financing activities from continuing operations	134,029,948	15,481,279	2,589,075
See accompanying notes to the consolidated financial statements

Discontinued operations:
Net cash provided by operating activities	25,202,336	5,227,024	6,324,749
Net cash used in investing activities	(3,093,278)	(5,052,429)	(3,154,422)
Net cash used in financing activities	(257,129)	(176,130)	(85,808)
Net cash provided by (used in) discontinued operations	21,851,929	(1,535)	3,084,519

Net change in cash and cash equivalents and restricted cash	125,631,770	6,795,344	1,349,994
Cash and cash equivalents and restricted cash at beginning of the year	10,995,169	4,199,825	2,849,831
Cash and cash equivalents and restricted cash at end of year	$136,626,939	$10,995,169	$4,199,825

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,273,304	$1,050,741	$2,505,852
Cash paid for income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B and B1 Preferred Stock into common stock	$24,610,207	$3,368,474	$2,562,015
Dividends on Series B and B-1 Preferred Stock	$(258,138)	$1,903,057	$1,627,956
Initial adjustment of carrying amount of redeemable noncontrolling interest	$—	$9,091,068	$970,809
Accretion of discount on Series B and B-1 Preferred Stock	$507,282	$1,687,850	$2,489,722
Accretion of redeemable noncontrolling interest to redemption value	$1,992,360	$15,135,242	$2,279,371
Equipment acquired under leases standard	$—	$1,017,638	$621,000
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. and subsidiaries (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems. Vertex Energy currently provides these services in 15 states, primarily in the Gulf Coast and Central Midwest Region of the United States.
UMO Business Sale
On June 29, 2021, Vertex Energy entered into an Asset Purchase Agreement (the “Sale Agreement”) with Vertex Energy Operating, LLC, Vertex’s wholly-owned subsidiary (“Vertex Operating”) and Vertex Refining LA, LLC (“Vertex LA”) (wholly-owned by Vertex Operating), Vertex Refining OH, LLC (“Vertex OH”) (wholly-owned by HPRM, LLC, of which Vertex Energy owns a 35% interest), Cedar Marine Terminals, L.P. (“CMT”) (indirectly wholly-owned), and H & H Oil, L.P. (“H&H”) (indirectly wholly-owned)(collectively, the “Vertex Entities”, and together, Vertex Energy, Vertex Operating and the Vertex Entities, the “Seller Parties”), as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”).
Pursuant to the Sale Agreement, Safety-Kleen agreed to acquire the Company’s Marrero used oil refinery in Louisiana (currently owned by Vertex LA, which entity is indirectly wholly-owned); the Company's Columbus, Ohio, Heartland used oil refinery in Ohio (currently owned by Vertex OH, of which we indirectly own a 35% interest and will acquire the remaining 65% interest prior to closing); our H&H and Heartland used motor oil (“UMO”) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights CMT holds to a lease on the Cedar Marine terminal in Baytown, Texas, including the sale of the operations conducted at the various properties subject to the Sale Agreement, which primarily consist of (1) operating our Marrero, Louisiana and Columbus, Ohio re-refineries and the Cedar Marine terminal, and in connection therewith, acquiring used lubricating oils from commercial and retail establishments and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers, (2) collecting and processing used motor oil, oil filters, and related automotive waste streams and (3) the provision of related products and support services (collectively, the “UMO Business” and the assets and operations associated therewith, the “Purchased Assets”).
During the third quarter of 2021, the Company classified the UMO business as held for sale based on management’s intention and shareholders’ approval to sell this business. On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the Sale Agreement given the considerable time and resources required to continue support efforts associated with multiple requests from U.S. Federal Trade Commission. However, the Company is still exploring opportunities to sell the UMO business. The Company’s historical financial statements have been revised to present the operating results of the UMO business as discontinued operations. The results of operations of this business are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this business have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the UMO business have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
Uses and Sources of Liquidity
The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, business acquisitions, capital expenditures and for general corporate purposes, including debt repayment. The Company has incurred operating losses for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. As fully disclosed below under “May 2021 Purchase Agreement”, Vertex has entered into a definitive agreement to acquire a refinery (the "Mobile Refinery") located in Mobile, Alabama from Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc. The Company believes it is probable that the Mobile Refinery acquisition will generate additional liquidity.

We had working capital of $185.0 million as of December 31, 2021, compared to working capital of $3.6 million as of December 31, 2020. The increase in working capital is mainly due to the restricted escrow account of more than $100 million in connection with the issuance of convertible notes and the entire assets held for sale of $84 million classified as current asset during the year ended December 31, 2021. Our working capital includes the consolidated assets of certain subsidiaries which may only be used to settle the obligations of the respective subsidiaries. The consolidated liabilities of these subsidiaries are non-recourse to the general credit of our consolidated entity.
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
Black Oil
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to its customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. The Company believes these contracts are beneficial to all parties involved because they help ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility, the ownership of 65% of which was transferred to Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California ("Tensile") in connection with the Heartland SPV (discussed below under “Note 6. Share Purchase, Subscription Agreements and Acquisition” - “Heartland Share Purchase and Subscription Agreement”), effective January 1, 2020, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 19, "Discontinued Operations" for additional information.
Refining and Marketing
Through its Refining and Marketing segment, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. The Company has a toll-based processing agreement in place with Monument Chemical Port Arthur, LLC (formerly with KMTEX) (“Monument Chemical”) to re-refine these feedstock streams, under the Company’s direction, into various end products. Monument Chemical uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock. The Company sells the re-refined products directly to end customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
Recovery
Through its Recovery segment, Vertex Energy aggregates and sells ferrous and non-ferrous recyclable metal products that are recovered from manufacturing and consumption. It also includes trading/marketing of Group III Base Oils through January 2021.
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
•Vertex Refining, OH, LLC collects and re-refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio with collection branches located in Norwalk, Ohio, Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky. Effective January 1, 2020, the ownership of 65% of the assets of Vertex OH, LLC were transferred to Tensile in connection with the Heartland SPV transaction (discussed below under “Note 6. Share Purchase, Subscription Agreements, and Acquisition” - “Heartland Share Purchase and Subscription Agreement”).
•HPRM LLC (“Heartland SPV”), a Delaware Limited Liability Company. Heartland SPV is currently owned 35% by Vertex Operating and 65% by Tensile-Heartland.
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
•Leverage Lubricant, LLC ("Leverage"), is in the business of wholesale specialty blending of lubricants and warehousing and distribution of petroleum based products and related services, which entity is 51% owned by Vertex Operating.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$36,129,941	$10,895,044
Restricted cash	100,496,998	100,125
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$136,626,939	$10,995,169

The Company has placed $100,000 of restricted cash in a money market account, to serve as collateral for payment of a credit card, and $100,396,873 of restricted cash in an escrow account in connection with the issuance of the convertible notes.

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
Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $999,683 and $352,775 at December 31, 2021 and 2020, respectively.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The results of operations for the acquired entities are included in the Company’s consolidated financial results from their associated acquisition dates. The Company allocates the purchase price of acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. A portion of the purchase price for certain of our acquisitions is contingent upon the realization of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined by third party specialists engaged by the Company on a case-by-case basis. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. If the fair value of the identified assets and liabilities exceeds the purchase price, a bargain purchase is recognized and included in income from continuing operations.
Fair Value of Financial Instruments
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC), the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company has elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, the Company implemented guidelines relating to the disclosure of its methodology for periodic measurement of our assets and liabilities recorded at fair market value.
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
Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Series B Preferred Stock and Series B1 Preferred Stock, all of which have expired as of December 31, 2021, and convertible notes which were sold in November 2021.
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

From time to time, our fuel oil customers in our black oil segment may request that we store product at our facilities which they purchase from us. We recognize revenues for these “bill and hold” sales only if the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations, stockholders' equity or cash flows. The Company reclassified $461,110 of depreciation and amortization from operating expenses to a component of cost of revenues in the accompanying 2019 consolidated statement of operations.
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

Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, deferred tax assets, derivative liabilities, and redemption value of noncontrolling interest.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge. The Company determined that the hurricane triggered the uncertainty around the recoverability of some Construction-In-Progress assets and impaired these assets at December 31, 2021. There was no asset impairment determined at December 31, 2020. Refer to "Note 5. Fixed Assets" for detailed information.
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
In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging, the convertible notes are indexed to the Company's common stock, and cash settlement requires the conversion feature to be classified as a derivative liability at fair value and to be bifurcated from the convertible notes. To derive an estimate of the fair value of this cash settlement, a Dynamic Black Scholes model is utilized which computes the derivative liability of the cash settlement. This process relies upon inputs such as our quoted stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the settlement.
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatory redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock required the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock and Series B1 Preferred Stock if the redemption would not be subject to the existing restrictions under the Company's senior credit agreement and if the Company was not prohibited from completing such redemption under Nevada law. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
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
Earnings Per Share
Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, includes the weighted average of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.
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
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted this new guidance as of January 1, 2022.
On January 20, 2022, the Company reclassified the full balance of the derivative liability to additional paid in capital upon obtaining shareholder approval which resulted in the conversion option no longer being a derivative.

NOTE 3. REVENUES
Disaggregation of Revenue

The following table presents our revenues disaggregated by source:

	Year ended December 31, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Sources of Revenue
Pygas	$—	$13,438,244	$—	$13,438,244
Industrial fuel	—	1,600,839	—	1,600,839
Distillates	—	78,190,691	—	78,190,691
Oil collection services	677,487	—	3,423	680,910
Metals	—	—	21,008,600	21,008,600
Other re-refinery products	—	—	862,091	862,091
Total revenues	$677,487	$93,229,774	$21,874,114	$115,781,375

	Year ended December 31, 2020
	Black Oil	Refining & Marketing	Recovery	Total
Sources of Revenue
Pygas	$—	$6,627,128	$—	$6,627,128
Industrial fuel	—	234,792	—	234,792
Distillates	—	28,942,465	—	28,942,465
Oil collection services	4,735	—	—	4,735
Metals	—	—	11,261,607	11,261,607
Other re-refinery products	—	—	(51,684)	(51,684)
Total revenues	$4,735	$35,804,385	$11,209,923	$47,019,043

	Year ended December 31, 2019
	Black Oil	Refining & Marketing	Recovery	Total
Sources of Revenue
Pygas	$—	$10,873,699	$—	$10,873,699
Industrial fuel	—	2,029,371	—	2,029,371
Distillates	—	54,697	—	54,697
Metals	—	—	5,324,453	5,324,453
Other re-refinery products	—	—	75,355	75,355
Total revenues	$—	$12,957,767	$5,399,808	$18,357,575

NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2021 and 2020, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

For the years ended December 31, 2021, 2020, and 2019, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2021		2020		2019
	% of Revenues	% of Receivables	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	22%	13%	21%	13%	—%	—%
Customer 2	16%	11%	13%	8%	—%	—%
Customer 3	13%	18%	7%	8%	8%	3%
Customer 4	12%	18%	13%	14%	59%	28%
Customer 5	7%	3%	6%	3%	—%	—%
At December 31, 2021, 2020 and 2019, and for the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2021			% of Revenue by Segment 2020			% of Revenue by Segment 2019
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	—%	27%	—%	—%	28%	—%	—%	—%	—%
Customer 2	—%	20%	—%	—%	17%	—%	—%	—%	—%
Customer 3	—%	—%	67%	—%	—%	31%	—%	—%	27%
Customer 4	—%	14%	—%	—%	18%	—%	—%	84%	—%
Customer 5	—%	8%	—%	—%	8%	—%	—%	—%	—%
As of and for the year ended December 31, 2021, the Company had one vendor which accounted for 64% of total purchases and 60% of total payables. One vendor represented 50% of total purchases and 69% payables as of and for the year ended December 31, 2020. As of and for the year ended December 31, 2019, the Company had three vendors which accounted for 25%, 22% and 21% of total purchases and 16%, 52% and 26% of total payables, respectively.

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
On November 17, 2020, Vertex filed a lawsuit against Penthol LLC (“Penthol”) in the 61st Judicial District Court of Harris County, Texas, Cause No. 2020-65269, for breach of contract and simultaneously sought a Temporary Restraining Order and Temporary Injunction enjoining Penthol from, among other things, circumventing Vertex in violation of the terms of the June 5, 2016 Sales Representative and Marketing Agreement entered into between Vertex Operating and Penthol (the “Penthol Agreement”). Vertex seeks permanent injunctive relief, damages, attorney’s fees, costs of court, and all other relief to which it may be entitled. On February 26, 2021, Penthol filed its second amended answer and counterclaims, alleging that Vertex improperly terminated the Penthol Agreement and that Vertex tortiously interfered with Penthol’s prospective and existing business relationships. Vertex denies these allegations and is vigorously defending them. This case is pending but is currently set for trial in July 2022.
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
Vertex denies Penthol’s allegations in the Complaint. Vertex contends Penthol’s claims are completely without merit, and that Penthol’s termination of the Penthol Agreement was wrongful and resulted in damages to Vertex that it is seeking to recover in the Harris County lawsuit. Further, Vertex contends that Penthol’s termination of the Penthol Agreement constitutes a breach by Penthol under the express terms of the Penthol Agreement, and that Vertex remains entitled to payment of the amounts due Vertex under the Penthol Agreement for unpaid commissions and unpaid performance incentives. Vertex disputes Penthol’s allegations of wrongdoing and intends to vigorously defend itself in this matter.
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
From time to time, the Company consults with a related party law firm. During the years ended December 31, 2021, 2020 and 2019, we paid $742,447, $62,185, and $100,683 respectively, to such law firm for services rendered, which included the review and the drafting of documentation in connection with the Refinery Purchase Agreement (discussed below).
May 2021 Purchase Agreement
On May 26, 2021, Vertex Operating, entered into a Sale and Purchase Agreement (the “Refinery Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”), to purchase the Shell’s Mobile, Alabama refinery, certain real property associated therewith, and related assets, including all inventory at the refinery as of closing and certain equipment, rolling stock, and other personal property associated with the Mobile refinery (collectively, the “Mobile Refinery” and the “Mobile Acquisition”). The Mobile Refinery is located on an 800+ acre site in the city and county of Mobile, Alabama. The 91,000 barrel-per-day nameplate capacity Mobile Refinery is capable of sourcing a flexible mix of cost-advantaged light-sweet domestic and international feedstocks. Approximately 70% of the refinery’s current annual production is distillate, gasoline and jet fuel, with the remainder being vacuum gas oil, liquefied petroleum gas (LPG) and other products. The facility distributes its finished product across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.

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
In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided Shell a promissory note in the amount of $10 million (the “Deposit Note”). Pursuant to the terms of the Refinery Purchase Agreement, the terms of such agreement (other than exclusivity through December 31, 2021, or such earlier date that the Refinery Purchase Agreement is terminated), were not legally binding on Shell until such time as Vertex Operating funds the Deposit Note in cash (which note has been paid in full to date). The Deposit Note did not accrue interest unless or until an event of default occurred under such note, at which time interest was to accrue at 12% per annum until paid. The entire balance of the Deposit Note was due upon the earlier of (i) 45 calendar days following the date of the Deposit Note (i.e., July 10, 2021); and (ii) five calendar days following the closing of any transaction between Vertex Operating and any third party, which Deposit Note was paid in full prior to such applicable due date. This deposit is recorded in other assets in the consolidated balance sheet at December 31, 2021.
In the event of the closing of the transactions contemplated by the Refinery Purchase Agreement, the funded portion of the Deposit Note, and any interest thereon (the “Deposit”) is credited against the purchase price due to the Shell. In the event the Refinery Purchase Agreement is terminated, the Deposit is non-refundable except as more particularly described in the Refinery Purchase Agreement, which provides that in some circumstances the Company may receive a complete refund of the Deposit or must pay a portion of (or in some cases all) the costs for the Swapkit (defined below) and/or the audit of the Shell’s operations, to the extent requested by the Company.
The Refinery Purchase Agreement is subject to termination prior to closing under certain circumstances, and may be terminated: at any time prior to the closing date by the mutual consent of the parties; by Vertex Operating or Shell in the event the closing has not occurred by May 26, 2022 (the “Refinery Purchase Outside Date”, subject to extensions as discussed in the Purchase and Sale Agreement), in the event such failure to close is not a result of Vertex Operating’s or Shell’s breach of the agreement, respectively, or the failure to obtain any government consent; or by Vertex Operating or Shell, if the other party has breached any representation, warranty or covenant set forth in the agreement, subject to certain cases to the right to cure such breach, or required regulatory approvals have not been received as of the Refinery Purchase Outside Date.
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
The Refinery Purchase Agreement contemplates the Company and the Shell entering into various supply and offtake agreements at closing.
The Mobile Acquisition is expected to close early in the second quarter of 2022, subject to satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of legal impediments prohibiting the Mobile Acquisition, receipt of regulatory approvals and required consents, absence of a material adverse effect and the Company raising sufficient cash to pay such aggregate purchase price. The Company anticipates financing the transaction through the recent sale of convertible notes (see “Note 9. Financing Arrangements”) and the entry into a Term debt facility. The Company has not entered into any definitive lending agreements regarding such debt fundings to date, and such debt funding may not be available on favorable terms, if at all. The Company may also generate cash through asset divestitures. The conditions to the closing of the Mobile Acquisition may not be met, and such closing may not ultimately occur on the terms set forth in the Refinery Purchase Agreement, if at all.
Upon completion of the transaction and provided that Vertex’s fundraising initiatives are successful, Vertex plans to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis, with funds raised through the sale of the November 2021 convertible notes (see “Note 9. Financing Arrangements”). In connection with the entry into the Refinery Purchase Agreement, Vertex Operating and the Seller entered into a Swapkit Purchase Agreement (the “Swapkit Agreement”). Pursuant to the agreement, Vertex Operating agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing.
Safety-Kleen Sale Agreement
On June 29, 2021, we entered into an Asset Purchase Agreement (the “Sale Agreement” and the transactions contemplated therein, the “Sale Transaction” or the “Sale”) with Vertex Operating, Vertex LA, Vertex OH, CMT, and H&H, as sellers, and Safety-Kleen, dated as of June 28, 2021.

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
On January 24, 2022, each of the Company and its subsidiaries party to the Sale Agreement and Safety-Kleen entered into an Asset Purchase Termination Agreement (the “Termination Agreement”) pursuant to which the Sale Agreement was terminated. Pursuant to the terms of the Termination Agreement, the Company agreed to pay a termination fee to Safety-Kleen of $3,000,000. Immediately upon receipt of such termination fee, which the Company paid simultaneously with the execution of the Termination Agreement, the Sale Agreement was terminated and is of no further force or effect, and with no further liability to any party thereunder, other than certain confidentiality obligations of the parties and ongoing liability for any willful or intentional breach of, or non-compliance with, the Sale Agreement.
Vertex is exploring additional sale opportunities for the UMO business.

NOTE 5. FIXED ASSETS, NET
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2021	December 31, 2020
Equipment	7-20	$2,060,572	$1,473,470
Furniture and fixtures	7	39,887	39,887
Leasehold improvements	15	113,415	103,619
Office equipment	5	917,894	929,188
Vehicles	5	372,697	372,697
Construction in progress		10,307,370	11,929,952
Total fixed assets		13,811,835	14,848,813
Less accumulated depreciation		(2,045,241)	(1,573,025)
Net fixed assets		$11,766,594	$13,275,788
Depreciation expense was $482,808, $453,811 and $461,110 for the years ended December 31, 2021, 2020 and 2019, respectively for the continued operations.
Construction in progress is related to refining equipment at our various facilities. During August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The original values of identical or similar assets are used to determine the impairment amount. The Company recorded $2.1 million of loss on assets impairment within other operating expenses on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount is related to our Black Oil segment.
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
NOTE 6. SHARE PURCHASE, SUBSCRIPTION AGREEMENTS, AND ACQUISITION
Myrtle Grove Share Purchase and Subscription Agreement

Amounts received by MG SPV from its direct sale of Class B Units to Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) may only be used for additional investments in the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”) or for day-to-day operations at the MG Refinery. At December 31, 2021, $30,000 reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.
The Class B Unit holders may force MG SPV to redeem the outstanding Class B Units at any time on or after the earlier of (a) the fifth anniversary of July 26, 2019 (the "MG Closing Date") and (ii) the occurrence of a Triggering Event (defined below)(an “MG Redemption”). The cash purchase price for such redeemed Class B Units is the greater of (y) the fair market value of such units (without discount for illiquidity, minority status or otherwise) as determined by a qualified third party agreed to in writing by a majority of the holders seeking an MG Redemption and Vertex Operating (provided that Vertex Operating still owns Class A Units on such date) and (z) the original per-unit price for such Class B Units plus any unpaid Class B preference. The preference is defined as the greater of (A) the aggregate unpaid “Class B Yield” (equal to an annual return of 22.5% per annum) and (B) an amount equal to fifty percent (50%) of the aggregate capital invested by the Class B Unit holders. MG SPV did not pay the preferential yield during the year ended December 31, 2021. “Triggering Events” mean (a) any dissolution, winding up or liquidation of the Company, (b) any sale, lease, license or disposition of any material assets of the Company, (c) any transaction or series of related transactions (whether by merger, exchange, contribution, recapitalization, consolidation, reorganization, combination or otherwise) involving the Company, the result of which is that the holders of the voting securities of the relevant entity as of the Closing Date are no longer the beneficial owners, in the aggregate, after giving effect to such transaction or series of transactions, directly or indirectly, of more than fifty percent (50%) of the voting power of the outstanding voting securities of the entity, subject to certain other requirements set forth in the MG Company Agreement, (d) the failure to consummate the Heartland Closing (defined below) by June 30, 2020 (a “Failure to Close”), provided that such Heartland Closing was consummated by June 30, 2020, (e) the failure of the Company to operate MG SPV in good faith with appropriate resources, or (f) the material failure of the Company and its affiliates to comply with the terms of the contribution agreement, whereby the Company contributed assets and operations to MG SPV. No triggering events occurred during the year ended December 31, 2021.
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

After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net loss of $653,121 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $1,992,360 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of December 31, 2021, of $6,812,080. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in accumulated deficit.

The table below presents the reconciliation of changes in redeemable noncontrolling interest during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Beginning balance	$5,472,841	$4,396,894	$—
Capital contribution from non-controlling interest	—	—	3,150,000
Initial adjustment of carrying amount of non-controlling interest	—	—	(970,809)
Net loss attributable to redeemable non-controlling interest	(653,121)	(176,774)	(61,668)
Change in ownership	—	71,171	—
Accretion of non-controlling interest to redemption value	1,992,360	1,181,550	2,279,371
Ending balance	$6,812,080	$5,472,841	$4,396,894

Concurrently with the closing of the Heartland Share Purchase Agreement described below, and pursuant to the terms of the Heartland Share Purchase, the Company, through Vertex Operating, purchased 1,000 newly issued Class A Units from MG SPV at a cost of $1,000 per unit ($1 million in aggregate). As a result of this transaction, MG SPV is owned 85.00% by Vertex Operating and 15.00% by Tensile-MG.

Heartland Share Purchase and Subscription Agreement
On January 17, 2020 (the “Heartland Closing Date”), Vertex Operating, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile, and solely for the purposes of a separate guaranty (defined below), the Company, and HPRM LLC, a Delaware limited liability company, which entity was formed as a special purpose vehicle in connection with the transactions, described in greater detail below (“Heartland SPV”), entered into a Share Purchase and Subscription Agreement (the “Heartland Share Purchase”).

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
The following table summarizes the carrying amounts of Heartland SPV's assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$13,322,507	$7,890,886
Accounts receivable, net	7,078,559	3,591,468
Inventory	1,654,706	629,667
Prepaid expense and other current assets	9,298,734	926,203
Total current assets	31,354,506	13,038,224

Fixed assets, net	6,184,531	6,549,139
Finance lease right-of-use assets	436,039	1,031,353
Operating lease right-of-use assets	—	299,758
Intangible assets, net	813,713	1,064,624
Other assets	106,643	108,643
Total assets	$38,895,432	$22,091,741

Accounts payable	$2,051,721	$1,753,160
Accrued expenses	1,658,427	307,340
Finance lease liability-current	295,935	346,029
Operating lease liability-current	175,121	251,037
Total current liabilities	4,181,204	2,657,566

Finance lease liability-long term	—	643,446
Operating lease liability-long term	—	48,721
Total liabilities	$4,181,204	$3,349,733

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
After initial recognition, in accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary's net income of $10,495,771 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At December 31, 2021, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 exceeded the redemption value of $4,099,435.

The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV for the years ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Beginning balance	$26,138,833	$—
Initial carrying amount of non-controlling interest	—	11,908,932
Net income attributable to redeemable non-controlling interest	10,495,771	276,209
Accretion of non-controlling interest to redemption value	—	13,953,692
Ending balance	$36,634,604	$26,138,833

The amount of accretion of redeemable noncontrolling interest to redemption value of $1,992,360 and $15,135,242 for 2021 and 2020, respectively, presented as an adjustment to net income attributable to Vertex Energy, Inc., to arrive at net income available to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the years ended December 2021 and 2020 respectively.
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

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note are due on June 30, 2022 or within five (5) days of the closing of the Sale Agreement described below (whichever is earlier), and may be prepaid at any time without penalty. In the event the Heartland Note is not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible.

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

The following table presents results of operations of Crystal as of December 31, 2021 and unaudited results of operations as of December 31, 2020 and 2019, as if the acquisition had occurred as of January 1, 2019. This information has been compiled from current and historical financial statements.

	2021	2020	2019
Revenue	$78,190,691	$86,452,097	$261,668,500
Net income (loss)	313,789	(690,004)	(5,724,176)

NOTE 7. INTANGIBLE ASSETS, NET
Components of intangible assets (subject to amortization) consist of the following items:

		December 31, 2021			December 31, 2020
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	3-5	$538,322	$179,440	$358,882	$538,322	$71,776	$466,546
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $107,664, $71,776 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated future amortization expense is as follows:

2022	$107,664
2023	107,664
2024	107,664
2025	35,890
2026	—
Thereafter	—
$358,882

NOTE 8. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at December 31:

	2021	2020
Accounts receivable trade	$6,296,550	$5,564,396
Allowance for doubtful accounts	(999,683)	(352,775)
Accounts receivable trade, net	$5,296,867	$5,211,621

NOTE 9. FINANCING ARRANGEMENTS
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
Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25%, plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt was classified as a current liability at December 31, 2020.
On January 18, 2021, the Company, Vertex Operating and EBC as agent for the lenders named therein, and such lenders, entered into a Sixth Amendment to Credit Agreement (the “6th Amendments”), which amended the EBC Credit Agreement to permit availability at any time to be less than (a) $1,000,000 at any time during the period commencing on December 31, 2020 through and including March 31, 2021 and (b) $2,000,000 at any time from and after April 1, 2021.
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
On July 1, 2021, the Company and Vertex Operating entered into an Eighth Amendment to Credit Agreement with EBC (the “8th Amendment”), which amendment amended the EBC Credit Agreement. Pursuant to the 8th Amendment, Encina Business Credit SPV, LLC agreed to loan the Company $5 million under the terms of the EBC Credit Agreement (the “Term Loan”), under the stipulation that the Company use such loaned funds solely to paydown amounts owed under the $10 million deposit note payable in connection with the entry into the Refinery Purchase Agreement (the "Deposit Note"). The $5 million Term Loan bears interest at the variable-rate of LIBOR plus 6.5% per year, or to the extent that LIBOR is not available, the highest of the prime rate and the Federal Funds Rate plus 0.50%, in each case, plus 6%. We are required to repay the Term Loan in monthly installments of 1/48th of the amount borrowed, each month that the Term Loan is outstanding, with a final balloon payment due at maturity. The Term Loan is subject to customary events of defaults and other covenants set forth in the EBC Credit Agreement. The Term Loan is secured by EBC’s security interests over substantially all of our assets.
On November 1, 2021, the Company repaid in full the amounts owed to the EBC Lenders.
Loan Agreements
On May 4, 2020, the Company applied for a loan from Texas Citizens Bank in the principal amount of $4.22 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. On May 5, 2020, the Company received the loan funds. The Note is unsecured, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing in February 2021, following an initial deferral period as specified under the PPP. Under the terms of the CARES Act, PPP loan recipients can apply for, and the U.S. Small Business Administration (“SBA”), which administers the CARES Act, can grant forgiveness of, all or a portion of loans made under the PPP if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the PPP Loan proceeds for qualifying expenses and applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. On June 22, 2021, the Company received a notification from the Lender that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $4.222 million and accrued interest and that the remaining PPP Loan balance is zero. The forgiveness of the PPP Loan was recognized during the quarter ending June 30, 2021, and is included in other income in the accompanying consolidated statement of operations.
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
Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 4.00% to 4.90%. All such premium finance agreements have maturities of less than one year and have a balance of $2,375,071 at December 31, 2021 and $1,183,543 at December 31, 2020.
Finance Leases
On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation is $302,166 and $450,564 at December 31, 2021 and December 31, 2020, respectively.
During April and May 2019, the Company obtained five finance leases. Payments are approximately $ 11,710 per month for five years and the amount of the finance lease is $0 and $436,411 at December 31, 2021 and December 31, 2020, respectively.
On March 1, 2018, the Company obtained one finance lease. Payments are $908 per month for three years and the amount of the finance lease obligation is $0 and $1,804 at December 31, 2021 and December 31, 2020, respectively
The Company's outstanding debt as of December 31, 2021 and December 31, 2020 is summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2021	Balance on December 31, 2020
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2022	$20,000,000	$—	$5,433,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2022	$10,000,000	—	133,446
Encina Business Credit, LLC	Capex Loan	August 7, 2020	February 1, 2022	$2,000,000	—	1,378,819
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	302,166	450,564
John Deere Note	Note	May 27, 2020	June 27, 2024	$152,643	94,005	131,303
Texas Citizens Bank	PPP Loan	May 5, 2020	April 28, 2022	$4,222,000	—	4,222,000
Wells Fargo Equipment Lease-VRM LA	Finance Lease	March, 2018	March, 2021	$30,408	—	1,804
Wells Fargo Equipment Lease-Ohio	Finance Lease	April-May, 2019	April-May, 2024	$621,000	—	436,411
US Small Business Administration	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	—
Various institutions	Insurance premiums financed	Various	< 1 year	$5,178,117	2,375,071	1,183,543
Total					$2,829,942	$13,370,890

Future maturities of debt are summarized as follows:

Creditor	2022	2023	2024	2025	2026	Thereafter
AVT Equipment Lease-HH	$302,166	$—	$—	$—	$—	$—
John Deere Note	38,224	39,173	16,608	—	—	—
US Small Business Administration	—	1,001	1,303	1,352	1,404	53,640
Various institutions	2,375,071	—	—	—	—	—
Totals	$2,715,461	$40,174	$17,911	$1,352	$1,404	$53,640
Indenture and Convertible Notes
On November 1, 2021, we issued $155.0 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Notes”) pursuant to an Indenture (the “Indenture”), dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering (the “Note Offering”) to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, pursuant to Securities Purchase Agreements. The issue price is 90% of the face amount of each note. Interest payments of the Notes are paid semiannually on April 1 and October 1 of each year, beginning on April 1, 2022. As of December 31, 2021 a total of $1,592,466 of interest was accrued on our outstanding Convertible Notes.
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
Cash settlement of principal amount in connection with conversions – Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company’s stockholders have approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Notes in accordance with the rules of The Nasdaq Capital Market (which shareholder approval was received on January 20, 2022), the Company is required to elect “cash settlement” for all conversions of the Convertible Notes. Because the settlement provision requires cash settlement the conversion feature is classified as a derivative liability at fair value. To derive an estimate of the fair value of this cash settlement, a Dynamic Black Scholes model is utilized which computes the derivative liability of the cash settlement. This process relies upon inputs such as our quoted stock prices, strike price and volatility assumptions to adjust the payoff of the settlement. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 80%, risk free interest rate of 1.0%, and expected term of 6 years.
Optional Redemption – Prior to October 6, 2024, the Convertible Notes will not be redeemable at the Company’s option. On a redemption date occurring on or after October 6, 2024 and on or before the 30 scheduled trading day before the maturity date, the Company may redeem for cash all or part of the Convertible Notes (subject to certain restrictions), at its option, if the last reported sale price of our Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice date at a redemption price equal to 100% of the accreted principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.
Initially, a maximum of 36,214,960 shares of common stock may be issued upon conversion of the Convertible Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is subject to customary and other adjustments described in the Indenture.
The components of convertible note are presented as follows:

December 31, 2021
Principal Amounts	$155,000,000
Original issue discount and issuance costs	(21,247,142)
Derivative liability-conversion feature	(70,868,421)
Accretion of debt discount	1,131,492
Net Carrying Amount	$64,015,929
The following is an analysis of changes in the derivative liability issued with the Convertible Notes:

Level Three Roll-Forward	December 31, 2021
Derivative liabilities at issue date	$70,868,421
Change of fair value	4,342,104
Derivative liabilities as of December 31, 2021	$75,210,525
Our convertible notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted, interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The following table represents the future interest payment.

Interest payable	2022	2023	2024	2025	2026	Thereafter
Interest payable	$9,687,500	$9,687,500	$9,687,500	$9,687,500	$9,687,500	$7,272,260

NOTE 10. INCOME TAXES
The components of income tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Current federal tax (expense)/benefit	$—	$(69,000)	$(69,000)
Deferred federal tax (expense)/benefit	—	69,000	69,000
Total federal tax (expense)/benefit	$—	$—	$—
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense presented in the accompanying consolidated statements of operations was as follows for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Statutory tax on book income	$(3,856,000)	$(2,393,000)	$(1,152,000)
Permanent differences	(574,000)	7,000	139,000
Change in derivative liability	2,382,000	(344,000)	102,000
Tensile transaction gain	—	1,745,000	210,000
Change in valuation allowance	6,570,000	904,000	1,344,000
PPP Loan Forgiveness	(887,000)	—	—
Non-Controlling Interest	(2,247,000)	—	—
State Income Tax Expense	(1,388,000)	—
Prior year return true up	—	81,000	(643,000)
Income tax expense (benefit)	$—	$—	$—
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	December 31, 2021	December 31, 2020
Deferred tax assets:
State net operating loss carry forwards	$1,206,000	$—
Accrued bonus and stock-based compensation	339,000	403,000
Basis of intangible assets	1,611,000	1,406,000
Bad debt reserve	329,000	120,000
Contribution carryover	60,000	41,000
Acquisition costs	884,000	—
Derivative liability - convertible note	18,884,000	—
Interest expense carryforward	926,000	—
Net operating loss carry forwards	18,609,000	15,168,000
Less valuation allowance	(20,927,000)	(14,357,000)
Total deferred tax assets	$21,921,000	$2,781,000

	December 31, 2021	December 31, 2020
Deferred tax liabilities:
Basis of fixed assets	$(2,772,000)	$(2,163,000)
Discount on convertible note	(17,576,000)	—
Partnership income	(1,573,000)	(618,000)
Total deferred tax liabilities	$(21,921,000)	$(2,781,000)

Net deferred tax assets	$—	$—
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2021 and 2020, valuation allowances of approximately $20,927,000 and $14,357,000, respectively, has been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.
The Company is subject to examination by Federal and State tax authorities for fiscal years 2018 through 2021, except for utilization of net operating losses.
At December 31, 2021, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $88.6 million acquired as part of the April 2009 merger between World Waste Technologies, Inc. and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2021 reflect a reduction of approximately $30.5 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 will never expire.
NOTE 11. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $862,564, $656,111 and $642,840 for the years ended December 31, 2021, 2020 and 2019, respectively, for options awarded by the Company.
Stock option activity for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2018	3,460,750	$2.05	3.50	$3,469,298
Options granted	1,150,000	$1.40	8.76	$1,148,662
Options exercised	(112,500)	$0.46	—	$(41,789)
Options cancelled/forfeited/expired	(80,000)	$0.46	—	$(28,800)
Outstanding at December 31, 2019	4,418,250	1.95	6.25	4,547,371
Vested at December 31, 2019	2,383,625	$2.50	4.84	$2,625,779
Exercisable at December 31, 2019	2,383,625	3	4.84	2,625,779

Outstanding at December 31, 2019	4,418,250	$1.95	6.25	$4,547,371
Options granted	686,038	0.81	7.51	355,404
Options exercised	—	—	—	—
Options cancelled/forfeited/expired	—	—	—	—
Outstanding at December 31, 2020	5,104,288	$1.80	5.55	$4,902,775
Vested at December 31, 2020	3,096,000	$2.14	4.46	$3,110,775
Exercisable at December 31, 2020	3,096,000	$2.14	4.46	$3,110,775

Outstanding at December 31, 2020	5,104,288	$1.80	5.55	$4,902,775
Options granted	1,321,240	1.93	9.00	2,066,590
Options exercised	(2,041,610)	1.50	—	(2,140,138)
Options cancelled/forfeited/expired	(188,750)	1.40	—	(147,478)
Outstanding at December 31, 2021	4,195,168	$1.73	6.37	$4,681,749
Vested at December 31, 2021	1,716,400	$1.98	3.94	$1,707,422
Exercisable at December 31, 2021	1,716,400	$1.98	3.94	$1,707,422
On May 14, 2021, the Board of Directors granted 21 employees, 1 officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer), and 5 board members options to purchase an aggregate of 924,720, 96,520 and 300,000 shares of common stock, respectively, at an exercise price of $1.92, $2.12, and $1.92 per share, respectively, with a ten year, five year, and ten year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $2,066,590 which amount is being amortized at the rate of $18,223 per month.
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
As of December 31, 2021, there was $2,346,598 of total unrecognized compensation cost. This cost is expected to be recognized over a weighted average period of 2 years.
A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2021, 2020 and 2019 is as follows:

WARRANTS ISSUED AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2018	219,868	$3.01	0.93	$140,249
Warrants granted	1,500,000	$2.25	9.70	$1,496,372
Warrants exercised	—	$—	0.00	$—
Warrants canceled/forfeited/expired	(219,868)	$3.01	0.00	$(140,249)
Warrants at December 31, 2019	1,500,000	$3.01	0.93	$1,496,372
Vested at December 31, 2019	—	$—	0.00	$—
Exercisable at December 31, 2019	—	$—	0.00	$—

Outstanding at December 31, 2019	1,500,000	$3.01	0.93	$1,496,372
Warrants granted	—	—	0.00	—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2020	1,500,000	$2.25	8.70	$1,496,372
Vested at December 31, 2020	—	$—	0.00	$—
Exercisable at December 31, 2020	—	$—	0.00	$—

Outstanding at December 31, 2020	1,500,000	$2.25	8.70	$1,496,372
Warrants granted	—	—	—	—
Warrants exercised	—	—	0.00	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2021	1,500,000	$2.25	7.70	$1,496,372
Vested at December 31, 2021	—	$—	0.00	$—
Exercisable at December 31, 2021	—	$—	0.00	$—

See "Note 14. Preferred Stock and Temporary Equity" for a description of the warrants that were granted in conjunction with our Series B and B1 Preferred stock.
NOTE 12. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2021, 2020, 2019, excludes: 1) options to purchase 4,195,168, 5,104,288 and 4,418,250 shares, respectively, of common stock, 2) warrants to purchase 0, 4,600,921 and 8,633,188 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 0, 4,102,690 and 3,826,055 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 0, 7,399,649 and 9,028,085 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 385,601, 419,859 and 419,859 shares of common stock, respectively, and 6) 36,214,960 shares of common stock which may be issued upon conversion of the Convertible Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes.

NOTE 13. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2021 and December 31, 2020, there were 63,287,965 and 45,554,841, respectively, shares of common stock issued and outstanding.
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
During the year ended December 31, 2021, the Company issued 12,840,622 shares of common stock in connection with the conversion and exchange of Series B1 and Series B Preferred Stock. In addition, the Company issued 1,799,590 shares of common stock in connection with the exercise of options. Also, the Company issued 3,092,912 shares of common stock in connection with the exercise of warrants.
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
NOTE 14.  PREFERRED STOCK AND TEMPORARY EQUITY
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. As of December 31, 2021 and December 31, 2020, there were 385,601 and 419,859 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2021 and December 31, 2020, there were 0 and 4,102,690 Series B Preferred shares issued and outstanding, respectively. As of December 31, 2021 and December 31, 2020, there were 0 and 7,399,649 shares of Series B1 Preferred Stock issued and outstanding, respectively. There were no shares of Series C Preferred Stock issued or outstanding as of December 31, 2020 or 2019.
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
44

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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance at beginning of period	$12,718,339	$11,006,406	$8,900,208
Less: conversions of shares to common	(8,446,837)	—	—
Less: exchanges of shares to common	(4,747,250)	—	—
Plus: discount accretion	—	854,364	1,420,391
Plus: dividends in kind	475,748	857,569	685,807
Balance at end of period	$—	$12,718,339	$11,006,406
The Series B1 Warrants were revalued at December 31, 2020 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at $330,412. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 65%-100%, risk free interest rate of 0.10%, and expected term of 1 year. As of December 31, 2021, the Series B1 Warrants were fully exercised or expired, and the value is $0. The Series B Warrants expired pursuant to their terms on December 24, 2020, and the Series B1 Warrants expired pursuant to their terms on November 13, 2021.
As of December 31, 2021 and December 31, 2020, respectively, a total of $0 and $317,970 of dividends were accrued on our outstanding Series B Preferred Stock.
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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at approximately $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $0 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of approximately $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the year ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance at beginning of period	$11,036,173	$12,743,047	$13,279,755
Less: conversions of shares to common	(12,046,441)	(3,368,474)	(2,562,015)
Plus: discount accretion	507,282	833,486	1,069,331
Plus: dividends in kind	502,986	828,114	955,976
Balance at end of period	$—	$11,036,173	$12,743,047

For the years ending December 31, 2021 and December 31, 2020, respectively, a total of $0 and $288,580 of dividends were accrued on our outstanding Series B1 Preferred Stock.

The following is an analysis of changes in the derivative liability of the warrants issued with the Series B1 Preferred Stock:

Level Three Roll-Forward	Year Ended December 31,
	2021	2020
Balance at beginning of period	$330,412	$1,969,216
Value of warrants exercised	(11,673,663)	—
Change in fair value of warrants	11,343,251	(1,638,804)
Balance at end of period	$—	$330,412

NOTE 15.  COMMODITY DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to manage its exposure to fluctuations in the underlying commodity prices of its inventory. The Company's management sets and implements hedging policies, including volumes, types of instruments and counterparties, to support oil prices at targeted levels and manage its exposure to fluctuating prices.
The Company’s derivative instruments consist of option and futures arrangements for oil. For option and futures arrangements, the Company receives the difference positive or negative between an agreed-upon strike price and the market price.
The mark-to-market effects of these contracts as of December 31, 2021 and December 31, 2020 , are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil options and future agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

December 31, 2021
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value
Option	Dec. 2021- Mar. 2022	$3.18	18,000	$136,440
Futures	Dec. 2021- Mar. 2022	$31.59	20,000	$71,000
Futures	Dec. 2021- Mar. 2022	$32.48	50,000	$(111,460)

December 31, 2020
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value
Futures	Dec. 2020- Mar. 2021	$62.33	55,000	$(94,214)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of December 31, 2021 and 2020 are presented in the table below.

Balance Sheet Classification	Contract Type	2021	2020

	Crude oil options	$136,440	$—
	Crude oil futures	(40,460)	(94,214)
Derivative commodity asset (liability)		$95,980	$(94,214)

For the years ended December 31, 2021, 2020 and 2019, we recognized a $2,257,592 loss, $3,476,593 gain and $2,458,359 loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 16.  JOINT VENTURES
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income of $1,919,410, $1,103,071 and $765,931, respectively for the years ended December 31, 2021, 2020 and 2019, respectively, and then deducted the 49% or $940,511, $540,505 and $375,306, respectively, of income attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.
Leverage Lubricants, LLC
On May 1, 2021, Vertex Energy Operating, LLC obtained a 51% membership interest in Leverage Lubricants, LLC. Leverage Lubricants is in the business of wholesale specialty blending of lubricants and warehousing and distribution of petroleum based products and related services. We consolidated 100% of Leverage's net loss of $164,461 for the year ended December 31, 2021, and then added the 49% or $80,586 of loss attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.

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
Segment information for the years ended December 31, 2021, 2020 and 2019 are as follows:

YEAR ENDED DECEMBER 31, 2021
	Black Oil	Refining and Marketing	Recovery	Total
Revenues:
Base oil	$—	$—	$—	$—
Pygas	—	13,438,244	—	13,438,244
Industrial fuel	—	1,600,839	—	1,600,839
Distillates (1)	—	78,190,691	—	78,190,691
Oil collection services	677,487	—	3,423	680,910
Metals (2)	—	—	21,008,600	21,008,600
Other re-refinery products (3)	—	—	862,091	862,091
VGO/Marine fuel sales	—	—	—	—
Total revenues	677,487	93,229,774	21,874,114	115,781,375
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,901,774	89,570,129	19,248,465	110,720,368
Depreciation and amortization attributable to costs of revenues	75,402	127,501	283,525	486,428
Gross profit (loss)	(1,299,689)	3,532,144	2,342,124	4,574,579
Selling, general and administrative expenses	13,632,330	3,277,265	823,095	17,732,690
Loss on Assets Impairment	2,123,703	—	—	2,123,703
Depreciation and amortization attributable to operating expenses	107,664	—	—	107,664
Income (loss) from operations	$(17,163,386)	$254,879	$1,519,029	$(15,389,478)

Total assets	$171,493,256	$5,639,420	$4,811,290	$181,943,966

YEAR ENDED DECEMBER 31, 2020
	Black Oil	Refining and Marketing	Recovery	Total
Revenues:
Base oil	$—	$—	$—	$—
Pygas	—	6,627,128	—	6,627,128
Industrial fuel	—	234,792	—	234,792
Distillates (1)	—	28,942,465	—	28,942,465
Oil collection services	4,735	—	—	4,735
Metals (2)	—	—	11,261,607	11,261,607
Other re-refinery products (3)	—	—	(51,684)	(51,684)
VGO/Marine fuel sales	—	—	—	—
Total revenues	4,735	35,804,385	11,209,923	47,019,043
Cost of revenues (exclusive of depreciation and amortization shown separately below)	807,863	35,207,189	9,505,062	45,520,114
Depreciation and amortization attributable to costs of revenues	17,239	140,217	300,699	458,155
Gross profit (loss)	(820,367)	456,979	1,404,162	1,040,774
Selling, general and administrative expenses	5,036,054	2,528,987	552,388	8,117,429
Depreciation and amortization attributable to operating expenses	71,776	—	—	71,776
Income (loss) from operations	$(5,928,197)	$(2,072,008)	$851,774	$(7,148,431)

Total assets	$32,691,626	$3,545,843	$3,520,159	$39,757,628

YEAR ENDED DECEMBER 31, 2019
	Black Oil	Refining and Marketing	Recovery	Total
Revenues:
Base oil	$—	$—	$—	$—
Pygas	—	10,873,699	—	10,873,699
Industrial fuel	—	2,029,371	—	2,029,371
Distillates (1)	—	54,697	—	54,697
Oil collection services	—	—	—	—
Metals (2)	—	—	5,324,453	5,324,453
Other re-refinery products (3)	—	—	75,355	75,355
VGO/Marine fuel sales	—	—	—	—
Total revenues	—	12,957,767	5,399,808	18,357,575
Cost of revenues (exclusive of depreciation and amortization shown separately below)	669,904	10,651,069	5,631,162	16,952,135
Depreciation and amortization attributable to costs of revenues	—	131,210	329,900	461,110
Gross profit (loss)	(669,904)	2,175,488	(561,254)	944,330
Selling, general and administrative expenses	4,268,707	1,901,746	486,725	6,657,178
Depreciation and amortization attributable to operating expenses	—	—	—	—
Income (loss) from operations	$(4,938,611)	$273,742	$(1,047,979)	$(5,712,848)

Total assets	$25,743,559	$1,101,470	$2,952,528	$29,797,557
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
NOTE 18. LEASES
Finance Leases
Finance leases are included in finance lease right-of-use lease assets and finance lease liability current and long-term liabilities on the audited consolidated balance sheets. The associated amortization expense of continued operations for the years ended December 31, 2021 2020 and 2019 were $3,620, $4,344 and $4,344, respectively, and are included in depreciation and amortization on the audited consolidated statements of operations. The associated interest expense for the years ended December 31, 2021, 2020 and 2019, were $50,093, $51,618 and $22,477, respectively, and are included in interest expense on the audited consolidated statements of operations for the year ended December 31, 2021. Please see “Note 9. Financing Arrangements” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the years ended December 31, 2021 and 2020. Total operating lease expenses for the years ended December 31, 2021, 2020 and 2019, was $860,000, $800,000 and $902,712, respectively.

Cash Flows
During the years ended December 31, 2021, 2020 and 2019, cash paid for amounts included in operating lease liabilities was $1.3 million, $1.3 million and $0.9 million, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $586,612, $226,431 and $79,790 during the years ended December 31, 2021, 2020 and 2019, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2021:

	Facilities	Equipment	Plant	Total
Year 1	$250,849	$7,500	$701,224	$959,573
Year 2	186,794	7,500	701,224	895,518
Year 3	74,312	7,500	701,224	783,036
Year 4	19,200	2,500	701,224	722,924
Year 5	1,600	—	701,224	702,824
Thereafter	—	—	3,681,426	3,681,426
Total lease payments	532,755	25,000	7,187,546	7,745,301
Less: interest	(51,518)	(2,279)	(2,680,053)	(2,733,850)
Present value of lease liabilities	$481,237	$22,721	$4,507,493	$5,011,451

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2021:

Remaining lease term and discount rate:	December 31, 2021
Weighted average remaining lease terms (years)
Lease facilities	2.80
Lease equipment	5.00
Lease plant	10.80

Weighted average discount rate
Lease facilities	8.00%
Lease equipment	8.00%
Lease plant	9.37%

Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options. Using the practical expedient, the Company utilized existing lease classifications as of December 31, 2021 and 2020.
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

NOTE 19. DISCONTINUED OPERATIONS

During the second quarter of 2021, the Company initiated and began executing a strategic plan to sell its UMO Business. An investment banking advisory services firm was engaged and actively marketed this segment. On September 28, 2021, the shareholders approved the proposed sale of its portfolio of used motor oil collection and recycling assets to Safety-Kleen.

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

On June 29, 2021, the Company announced that it had entered into a definitive agreement to sell its portfolio of used motor oil collection and recycling assets (the UMO business) to Safety-Kleen, a subsidiary of Clean Harbors, Inc. (“Clean Harbors”) for total cash consideration of $140 million, subject to working capital and other adjustments, and subject to certain closing conditions, including regulatory approvals and a shareholder vote. After retiring term debt, together with the payment of transaction-related fees and financial obligations, total net cash proceeds from the transaction to Vertex were expected to be approximately $90 million.

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2021, 2020 and 2019.

	For The Year Ended December 31
	2021	2020	2019
Revenues	$149,704,184	88,009,445	$145,007,990
Cost of revenues (exclusive of depreciation shown separately below)	100,010,253	68,245,895	117,824,979
Depreciation and amortization attributable to costs of revenues	5,122,435	4,632,197	4,895,166
Gross profit	44,571,496	15,131,353	22,287,845
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	19,600,523	18,026,835	17,525,229
Depreciation and amortization expense attributable to operating expenses	1,823,812	1,823,812	1,823,812
Total Operating expenses	21,424,335	19,850,647	19,349,041
Income (loss) from operations	23,147,161	(4,719,294)	2,938,804
Other income (expense)
Other income (expense)	—	—	—
Interest expense	(403,779)	(632,991)	(2,528,821)
Total other income (expense)	(403,779)	(632,991)	(2,528,821)
Income (loss) before income tax	22,743,382	(5,352,285)	409,983
Income tax benefit (expense)	—	—	—
Income (loss) from discontinued operations, net of tax	$22,743,382	$(5,352,285)	$409,983

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2021 and 2020 are as follows.

	December 31, 2021	December 31, 2020
ASSETS
Accounts receivable, net	$9,583,488	$5,927,312
Inventory	5,547,704	2,981,551
Prepaid expenses	449,522	622,560
Total current assets	15,580,714	9,531,423

Property and equipment, at cost	63,836,354	60,928,739
Less accumulated depreciation	(32,044,584)	(27,764,011)
Property and equipment, net	31,791,770	33,164,728
Finance lease right-of-use assets	812,974	1,518,611
Operating lease right-of use assets	28,260,318	28,581,379
Intangible assets, net	7,107,083	8,930,895
Other assets	563,293	615,293
Total noncurrent assets	68,535,438	72,810,906

Assets held for sale	$84,116,152	$82,342,329

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,764,209	$7,173,919
Accrued expenses	1,323,850	404,142
Finance lease liability-current	295,935	225,132
Operating lease liability-current	28,260,318	4,831,038
Total current liabilities	37,644,312	12,634,231

Finance lease liability-noncurrent	—	327,933
Operating lease liability-noncurrent	—	23,750,341
Total noncurrent liabilities	—	24,078,274

Liabilities held for sale	$37,644,312	$36,712,505

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

On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the Sale Agreement given the considerable time and resources required to continue support efforts associated with multiple requests from U.S. Federal Trade Commission. However, the Company is continuing to explore opportunities for sale of the UMO Business.

NOTE 20. SUBSEQUENT EVENTS
Voluntary Termination of Sales Agreement with Safety-Kleen
In September of 2021, the U.S. Federal Trade Commission (FTC) submitted a second request for additional review, prompting a prolonged period of costly support efforts on both the part of Vertex Energy and Safety-Kleen relating to FTC approval for the Sale Transaction. Given the considerable time and resources required to continue these support efforts, the Company determined that it was no longer in the Company's best interest to pursue the transaction further.
On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the Sale Agreement. In connection with the termination agreement, the Company paid Safety-Kleen a break-up fee of $3 million.
Vertex is exploring opportunities for the UMO business with other sale agreements.
Conversions of Series A Preferred Stock
On January 10, 2022, one holder of our Series A Preferred Stock converted 1,451 shares of Series A Preferred Stock into 1,451 shares of common stock, pursuant to the terms of such Series A Preferred Stock.
On February 14, 2022, one holder of our Series A Preferred Stock converted 2,995 shares of Series A Preferred Stock into 2,995 shares of common stock, pursuant to the terms of such Series A Preferred Stock.
Option Exercises
On January 25, 2022, the Company issued 60,000 shares of common stock in connection with the cash exercise of options to purchase 60,000 shares of common stock, which shares were registered on a Form S-8 Registration Statement.
Commitment Letter and Escrow Agreement
On February 17, 2022, the Company and the Company’s wholly-owned subsidiary, Vertex Refining Alabama LLC, a Delaware limited liability company entered into a commitment letter with a syndicate of lenders in respect of a three-year, $125 million first-lien senior secured term loan facility (the “Term Loan”). The closing date and the funding of the Term Loan are subject to the closing of Vertex’s planned acquisition of the Mobile refinery, in addition to various conditions precedent, as set forth in more detail in the Commitment Letter.
On March 2, 2022, (1) the Company, (2) Vertex Refining, (3) the Lenders and (4) Cantor Fitzgerald Securities (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, on March 2, 2022 each of the Lenders deposited their pro rata portion of the $125 million loan amount, less certain upfront fees, into an escrow account. Such funds will be released to (i) Vertex Refining if the Credit Agreement is entered into by April 1, 2022, and certain other conditions precedent are satisfied by that date or (ii) the Lenders if (a) the Credit Agreement is not entered into by such date and the other conditions precedent are not satisfied, (b) the Acquisition (as defined below) is consummated without use of the loan amount under the Credit Agreement or if the Lenders become aware of a breach under the exclusivity provision of the Commitment Letter, (c) the termination of the Refinery Purchase Agreement in accordance with its terms prior to the closing date of the Credit Agreement, or (d) the date upon which Vertex Refining breaches its obligations under the Commitment Letter or otherwise fails to comply with the terms and conditions of the Commitment Letter (unless such breach or failure is cured within two business days following Vertex Refining’s receipt of notice of such breach or failure). The Escrow Agreement includes customary indemnification obligations of Vertex Refining and the Company and certain limited indemnification obligations of the Lenders. The Company is required to pay a ‘ticking fee’ equal to 10.5% per annum on the gross aggregate amount of escrow account proceeds, beginning on March 2, 2022, which was the date funds were deposited, into the escrow account.
Master Offtake Agreement
On February 14, 2022, Vertex Refining Alabama LLC (“Vertex Refining”), a wholly-owned subsidiary of the Company, entered into a Master Offtake Agreement dated February 4, 2022 (the “Offtake Agreement”) with Idemitsu Apollo Renewable Corp. (“Idemitsu”). Pursuant to the Offtake Agreement, Vertex Refining agreed to sell Idemitsu renewable diesel which is planned to be produced by the Mobile Refinery, subject to completion of the acquisition of the Mobile Refinery and a planned capital project thereat. Following phase 1 of the planned modifications of the Mobile Refinery, it is expected to produce 10,000 barrels of renewable diesel and following phase 2, 14,000 barrels of renewable diesel. “Phase 1” means the first stage of conversion of the hydrocracker unit to renewable diesel production and “phase 2” means the second stage of the conversion of the hydrocracker conversion which will be complete after the new hydrogen plant is operating at ratable hydrogen supply. During the term of the Offtake Agreement, Idemitsu agreed to purchase all of the renewable diesel produced at the refinery (provided it meets certain specifications), up to a maximum volume of 14,000 barrels per day.
Approval of Issuance of Shares
On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon the conversion of our $155 million aggregate principal amount at maturity 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Notes”), in accordance with Nasdaq Listing Rules 5635 (a) and (d).
Heartland and Myrtle Grove Purchase Agreements
On February 25, 2022, Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company entered into (1) a Purchase and Sale Agreement with Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile and Tensile-Heartland (the “Heartland Purchase Agreement”); and (2) a Purchase and Sale Agreement with Tensile-Vertex and Tensile-MG (the “Myrtle Grove Purchase Agreement”, and together with the Heartland Purchase Agreement, the “Purchase Agreements”).
As discussed above, Tensile-Heartland holds 65% of Heartland SPV and Tensile-MG owns 15% of MG SPV, and Tensile-Vertex holds 100% of both Tensile-Heartland and Tensile-MG.
Pursuant to the Heartland Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-Heartland and pursuant to the Myrtle Grove Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-MG, from Vertex-Tensile, the result of which will be that Vertex Splitter will own 100% of each of Heartland SPV and MG SPV.
Pursuant to the Heartland Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-Heartland is $35 million (the “Base Amount”), plus an amount accrued and accruing from and after May 31, 2021, on the Base Amount on a daily basis at the rate of 22.5% per annum compounded on the last day of each calendar quarter plus an amount equal to any and all cash and cash equivalents of Tensile-Heartland, as of the closing date, which we currently anticipate will total an aggregate of approximately $44 million. The purchase contemplated by the Heartland Purchase Agreement is required to take place on June 30, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing. The Heartland Purchase Agreement includes customary representations of the parties, requires Vertex Splitter to maintain officer and director insurance for Tensile-Heartland for at least six years following the closing; requires that they bear their own fees and expenses, except that each party is required to pay the fees and expenses of the other party upon termination of the agreement in certain situations; includes customary indemnification obligations; and includes mutual releases of the parties, effective upon closing.
The Heartland Purchase Agreement may be terminated prior to closing, by the mutual consent of the parties; by Vertex Splitter if Vertex-Tensile has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; by Vertex-Tensile if Vertex Splitter has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; or by either party if there is a final, non-appealable judgment preventing the closing.
Pursuant to the Myrtle Grove Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-MG is estimated to be approximately $7 million, and will be based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which has not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. The purchase contemplated by the Myrtle Grove Purchase Agreement is required to take place on March 31, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing. The Myrtle Grove Purchase Agreement includes customary representations of the parties, requires Vertex Splitter to maintain officer and director insurance for Tensile-MG for at least six years following the closing; requires that they bear their own fees and expenses, except that each party is required to pay the fees and expenses of the other party upon termination of the agreement in certain situations; includes customary indemnification obligations; and includes mutual releases of the parties, effective upon closing.

The Myrtle Grove Purchase Agreement may be terminated prior to closing, by the mutual approval of the parties; by Vertex Splitter if Vertex-Tensile has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement, that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; by Vertex-Tensile if Vertex Splitter has failed to consummate the agreement, or breached a covenant, representation or warranty set forth in the agreement that prevents such closing, and such breach is not cured, if capable of being cured, within 30 days after notice thereof; or by either party if there is a final, non-appealable judgment preventing the closing.
Tensile-Vertex, Vertex Splitter and the Company (collectively, Vertex Splitter and the Company, the “Vertex Parties”) also entered into a Side Letter Re Purchase and Sale Agreements (the “Side Letter”), pursuant to which the parties agreed that in the event that (i) the closing of the transactions contemplated by the Myrtle Grove Purchase Agreement does not occur on or prior to March 31, 2022, and/or (ii) the closing of the transactions contemplated by the Heartland Purchase Agreement does not occur on or prior to June 30, 2022, then, in addition to any of the rights of Tensile-Vertex under the Purchase Agreements: (a) the Vertex Parties will use their best efforts to cause the closings under the Purchase Agreements to occur, including without limitation by raising debt financing, selling equity in a private or public transaction, selling assets and/or otherwise doing all things necessary or appropriate to raise the funds necessary to make the payments required to be made by Vertex Splitter under the Purchase Agreements, in each case on commercially reasonable terms and conditions, subject to certain exceptions; (b) upon the written election of Tensile-Vertex, the Vertex Parties will and will cause their affiliates to consent to the distribution or other payment of any and all cash and cash equivalents of Heartland SPV (including any proceeds from the repayment of that certain $7,000,000 promissory note, issued by Vertex Operating to Heartland SPV on July 1, 2021, as amended to date (the “Heartland Note”)) and any direct and indirect subsidiaries to Tensile-Vertex, with such distribution or other payment to be structured as specified by Tensile-Vertex so as to be tax efficient for Tensile-Vertex; and (c) Tensile-Vertex may, with written notice, cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV, with Tensile-Vertex being entitled, upon the consummation of such sale, of the greater of (i) 65% of the total net equity proceeds of such sale, and (ii) the amount due to Tensile-Vertex under the Heartland Purchase Agreement as of the date of the consummation of such sale.
Heartland Note Amendment
Also on February 25, 2022, Vertex Operating, the Company and Heartland SPV, entered into a Second Amendment to Promissory Note (the “Second Note Amendment”), which amended the Heartland Note to extend the due date of the Heartland Note until the earlier of (i) June 30, 2022; and (ii) five calendar days following the closing of a sale of substantially all the assets of Vertex Refining OH, LLC (“VROH”), and/or the sale of membership interests in VROH possessing voting control (with the consent of the Company), provided that the Heartland Note may be prepaid in whole or in part at any time without premium or penalty and without the consent of Heartland SPV. The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021, the end of the fiscal period covered by this report. As of December 31, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Managements’ Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the Company’s board of directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that the Company’s internal controls over financial reporting was not effective as of December 31, 2021. Management’s evaluation was based on certain material weaknesses in internal control over financial reporting which existed as of December 31, 2021, as discussed below.
The Company’s independent registered public accounting firm, Ham, Langston & Brezina, L.L.P., has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we determined that a control deficiency existed that constituted a material weakness, as described below.
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting as of December 31, 2021:

Entity Level Activities - The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company has identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to:
•Lack of structure and responsibility,
•Insufficient number of qualified resources and inadequate oversight,
•Inadequate oversight and accountability over the performance of internal control related responsibilities,
•Ineffective assessment and identification of risks impacting internal control, and
•Ineffective evaluation and determination as to whether the components of internal control were present and functioning.
Control Activities - The Company did not have adequate selection and development of effective control activities, general controls over technology and effective policies and procedures. These deficiencies attributed to the following individual control activities:
•The Company did not appropriately design and maintain effective segregation of duties controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry,
•The Company did not design and maintain controls over the documentation of the completeness and accuracy of key spreadsheets and reports used in financial reporting,
•The Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain controls to ensure appropriate segregation of duties, adequately restricted user access to certain financial applications and data to appropriate Company personnel, and monitoring of IT control activities. These IT deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected,
•The Company did not design and maintain controls over the documentation of detective controls over Period-end Financial Reporting, specifically controls over the proper review of balance sheet reconciliations, financial statement disclosures, and significant accounting transactions,
•The Company did not maintain controls over the documentation relating to the accounting for revenue transactions, specifically procedures over the existence, completeness, and accuracy of data used to support accounts related to revenue and accounts receivable,
•The Company did not design and maintain controls over the documentation relating to the completeness and accuracy of the accounting for inventory transactions, specifically procedures over the existence, completeness, and accuracy of data used to support accounts related to inventory and cost of sales included in the financial statement close process,
•The Company did not maintain controls over the documentation of treasury transactions, specifically documentation of the review of the application of cash receipts and payments to customer and vendor accounts and review of the online access to bank accounts, and
•The Company did not maintain adequate design and controls over the documentation and review relating to income tax accounting and disclosures for the significant components of deferred tax assets and liabilities.

While the deficiencies described above did not result in a material adjustment to our consolidated financial statements, the material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements and related disclosures that would not be prevented or detected on a timely basis.
Remediation Plans

The Company continues to work to strengthen its internal control over financial reporting and is committed to ensuring that such controls are designed and operating effectively. The Company is implementing process and control improvements to address the above material weakness as follows:

•The Company has supplemented existing accounting resources with external advisors to assist with performing technical accounting activities. In addition, the Company is enhancing the review controls over the application of GAAP and accounting measurements for significant accounts, transactions and related financial statement disclosures and enhancing existing controls that support management’s assertions with respect to the completeness, accuracy and validity of complex accounting measurements on a timely basis. The Company has hired additional full-time employees with technical accounting expertise and public company experience, and will continue to do so as needed; and
•The Company began the process of implementing additional automated controls and eliminating certain manual processes, each of which is expected to increase the efficiency of processing transactions, produce accurate and timely information in order to address various operational and compliance needs and reduce our reliance on manual end‐user processes.
Management believes that it has made significant progress with the Company’s remediation plans and will continue to take measures in 2022 to remediate these material weaknesses. In addition, under the direction of the Audit Committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Inherent Limitations over Internal Controls
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. Other than as described above, there were no changes in our internal control over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and some continue to work remotely through December 31, 2021. These changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

Item 9B. Other Information
Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 3.03 and Item 5.03:
Item 3.03 Material Modification to Rights of Security Holders.
To the extent required by Item 3.03 of Form 8-K, the information contained in Item 5.03 relating to the Certificate of Correction (as discussed in Item 5.03), below, is incorporated in this Item 3.03 by reference.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On March 9, 2022, the Company filed a Certificate of Correction with the Secretary of State of Nevada, to its Articles of Incorporation, as originally filed with the Secretary of State of Nevada on May 14, 2008 (the “Articles”). The Articles mistakenly included language setting forth the number of shares of stock which would constitute a quorum at a meeting of shareholders, which matters regarding quorum were intended to be set forth only in the Company’s Bylaws, and mistakenly referenced the “Nevada General Corporation Law” throughout instead of the “Nevada Revised Statutes”. The Certificate of Correction corrected the Articles to remove the language inadvertently referencing the number of shares of stock constituting a quorum at a meeting of shareholders of the Company and corrected the references to “Nevada General Corporation Law”, to refer to the “Nevada Revised Statutes”. The corrections are retroactively effective as of May 14, 2008, the original filing date of the Articles. The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction filed herewith as Exhibit 3.2 hereto.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2022 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and "Equity Compensation Plan Information" in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
    The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

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
(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
2.1¥	Share Purchase and Subscription Agreement by and among Vertex Refining Myrtle Grove LLC, Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC, and solely for the purposes of Section 9.1, Vertex Energy, Inc., dated July 25, 2019		8-K	2.1	7/31/2019	001-11476
2.1¥	Share Purchase and Subscription Agreement dated January 17, 2020, by and among HPRM LLC, Vertex Energy Operating LLC, Tensile-Heartland Acquisition Corporation, and solely for the purposes of Section 9.1, Vertex Energy, Inc.		8-K	2.2	1/24/2020	000-53619
2.1+£	Sale and Purchase Agreement dated May 26, 2021, by and between Vertex Operating Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company		8-K	2.1	5/27/2021	001-11476
2.2+£	Asset Purchase Agreement among Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Refining LA, LLC, Vertex Refining OH, LLC, Cedar Marine Terminals, L.P., H & H Oil, L.P., and Safety-Kleen Systems, Inc. dated as of June 29, 2021		8-K	2.1	6/29/2021	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Certificate of Correction (correcting the Articles of Incorporation of the Company filed on May 14, 2008) filed with the Secretary of State of Nevada on March 9, 2022*	X
3.3	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619
3.4	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.5	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
3.6	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
3.7	First Amendment to Vertex Refining Myrtle Grove LLC Limited Liability Company Agreement dated July 1, 2021		8-K	3.1	7/2/2021	001-11476
3.8	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	4/29/2019	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
4.3	Description of Securities of the Registrant	X	10-K	4.1	3/4/2020	001-11476
10.1£	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013	§	8-K	10.1	11/12/2013	001-11476
10.2	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.3	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.4	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.5	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.6	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.7	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.8	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476
10.9	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.10	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.11	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.12	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.13£	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013	§	8-K/A	10.2	11/10/2015	001-11476
10.14	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.15£	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016	§	8-K	10.1	1/15/2016	001-11476
10.16£	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.	§	8-K	10.1	2/3/2016	001-11476
10.17£	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.	§	8-K	10.2	2/3/2016	001-11476
10.18	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476
10.19	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476
10.2	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.21£	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017*	§	10-K	10.66	12/31/2016	001-11476
10.22	Form of First Amendment and Consent to Credit Agreement dated October 9, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.3	12/19/2017	001-11476
10.23	Second Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.4	12/19/2017	001-11476
10.24	First Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.5	12/19/2017	001-11476
10.25%	Limited Liability Company Agreement of Vertex Refining Myrtle Grove LLC dated July 25, 2019		8-K	10.1	7/31/2019	001-11476
10.26	Right of First Offer Letter Agreement dated July 25, 2019, by and between Tensile-Myrtle Grove Acquisition Corporation, Vertex Energy Operating LLC and Vertex Energy, Inc.		8-K	10.2	7/31/2019	001-11476
10.27	Common Stock Purchase Warrant initially held by Tensile Partners Master Fund LP to purchase up to 1,500,000 shares of common stock, dated July 25, 2019		8-K	10.4	7/31/2019	001-11476
10.28	Registration Rights and Lock-Up Agreement dated July 25, 2019, by and between Vertex Energy, Inc. and Tensile Partners Master Fund LP		8-K	10.5	7/31/2019	001-11476
10.29%	Third Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex		8-K	10.8	7/31/2019	001-11476
10.30%	Third Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated July 25, 2019		8-K	10.9	7/31/2019	001-11476
10.31	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	2.1	10/29/2019	001-11476
10.32%€	Joint Supply and Marketing Agreement dated January 10, 2020, by and between Bunker One (USA) Inc. and Vertex Energy Operating, LLC		8-K	10.1	1/13/2020	001-11476
10.33	Limited Liability Company Agreement of HPRM LLC dated January 17, 2020		8-K	10.2	1/24/2020	001-11476
10.34	Fourth Amendment to Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.1	4/24/2020	001-11476
10.35	Fourth Amendment to ABL Credit Agreement, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated April 24, 2020		8-K	10.2	4/24/2020	001-11476
10.36	$4.222 Million Promissory Note payable by Vertex Energy, Inc. to Texas Citizens Bank N.A. dated effective April 28, 2020		8-K	10.1	5/6/2020	001-11476
10.37	Vertex Energy, Inc. 2020 Equity Incentive Plan		8-K	10.2	6/23/2020	001-11476
10.38	Form of 2019 Equity Incentive Plan Stock Option Agreement		8-K	10.3	6/23/2020	001-11476
10.39	Fifth Amendment To Credit Agreement dated August 7, 2020 by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, the other borrowers signatory thereto, Encina Business Credit, LLC, as agent, and the lenders signatory thereto		10-Q	10.8	8/11/2020	001-11476
10.40	Fifth Amendment and Limited Waiver to Credit Agreement (ABL Credit Agreement), by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto, dated November 27, 2020		8-K	10.1	12/1/2020	001-11476
10.41	Form of 2019 Equity Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	2/25/2021	333-253523
10.42	Form of 2020 Equity Incentive Plan Stock Option Agreement***		S-8	4.5	2/25/2021	333-253523
10.43	Form of 2020 Equity Incentive Plan Restricted Stock Grant Agreement***		S-8	4.6	2/25/2021	333-253523
10.44	Series B Preferred Stock Exchange Agreement dated February 23, 2021 by and between Vertex Energy, Inc. and Pennington Capital LLC		8-K	10.1	2/26/2021	001-11476
10.45	Series B Preferred Stock Exchange Agreement dated March 1, 2021 by and between Vertex Energy, Inc. and Carrhae & Co FBO Wasatch Micro Cap Value Fund		8-K	10.1	3/5/2021	001-11476
10.46	$10,000,000 Promissory Note issued to Shell Chemical LP (or assigns) from Vertex Energy Operating LLC, dated May 26, 2021		8-K	10.1	5/27/2021	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.47	Swapkit Purchase Agreement entered into between Vertex Energy Operating, LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US, dated May 26, 2021		8-K	10.2	5/27/2021	001-11476
10.48	$7,000,000 Promissory Note provided by Vertex Energy Operating, LLC to HPRM LLC		8-K	10.1	7/2/2021	001-11476
10.49	First Amendment to $7,000,000 Promissory Note dated and effective October 11, 2021 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.2	10/14/2021	001-11476
10.50	First Amendment to Registration Rights and Lock-Up Agreement, by and among Vertex Energy, Inc. and Tensile Capital Partners Master Fund LP, dated July 1, 2021		8-K	10.2	7/2/2021	001-11476
10.51	Sixth Amendment to Credit Agreement dated January 18, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.3	7/2/2021	001-11476
10.52	Seventh Amendment to Credit Agreement dated May 26, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.4	7/2/2021	001-11476
10.53	Seventh Amendment to ABL Credit Agreement dated May 26, 2021, by and between Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC, as agent, and the lenders party thereto		8-K	10.5	7/2/2021	001-11476
10.54	Eighth Amendment to Credit Agreement dated July 1, 2021, by and between Vertex Energy, Inc., Vertex Operating, LLC, Encina Business Credit, LLC as agent, and the lenders party thereto		8-K	10.6	7/2/2021	001-11476
10.55	Asset Purchase Termination Agreement among Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Refining LA, LLC, Vertex Refining OH, LLC, Cedar Marine Terminals, L.P., H & H Oil, L.P., Vertex Recovery, L.P., and Safety-Kleen Systems, Inc. dated as of January 24, 2022		8-K	10.1	1/25/2022	001-11476
10.56	Master Offtake Agreement between Vertex Refining Alabama LLC and Idemitsu Apollo Renewable Corp. dated February 4, 2022, and executed February 14, 2022		8-K	10.1	2/17/2022	001-11476
10.57	Form of Continuing Guaranty between Idemitsu Apollo Renewable Corp. and Idemitsu Kosan Co., Ltd.		8-K	10.2	2/17/2022	001-11476
10.58	Commitment Letter, dated as of February 17, 2022, by and among certain funds and accounts managed or advised by each of BlackRock Financial Management, Inc., Whitebox Advisors LLC and Highbridge Capital Management, LLC, Chambers Energy Capital IV, LP, CrowdOut Credit Opportunities Fund LLC , CrowdOut Warehouse LLC, Vertex Energy, Inc. and Vertex Refining Alabama LLC		8-K	10.1	2/22/2022	001-11476
10.59	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Heartland Acquisition Corporation and Vertex Splitter Corporation		8-K	10.1	3/3/2022	001-11476
10.60	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Myrtle Grove Acquisition Corporation and Vertex Splitter Corporation		8-K	10.2	3/3/2022	001-11476
10.61	Side Letter Re Purchase and Sale Agreements, dated February 25, 2022, by and between Tensile-Vertex Holdings LLC, Vertex Splitter Corporation and Vertex Energy, Inc.		8-K	10.3	3/3/2022	001-11476
10.62	Second Amendment to $7,000,000 Promissory Note dated and effective February 25, 2022 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.4	3/3/2022	001-11476
10.63	Escrow Agreement, dated as of March 2, 2022, by and among Vertex Energy, Inc., Vertex Refining Alabama LLC, certain funds and accounts managed or advised by each of BlackRock Financial Management, Inc., Whitebox Advisors LLC and Highbridge Capital Management, LLC, Chambers Energy Capital IV, LP, CrowdOut Credit Opportunities Fund LLC , CrowdOut Capital LLC, and Cantor Fitzgerald Securities		8-K	10.5	3/3/2022	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.2	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.3	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.2	9/30/2014	001-11476
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*	X
* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

§ Refiled in redacted form order to transition to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) and parallel rules.

¥ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Vertex Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

€ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

£ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) the Company customarily and actually treats that information as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: March 11, 2022	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2022	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer, (Principal Executive Officer) President and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 11, 2022