Form 10-Q
period 2022-03-31
Vertex Energy Inc.
filed 2022-05-10
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 64,580,984 shares of common stock are issued and outstanding as of May 9, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the "Commission"), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022 (under the heading “Risk Factors” and in other parts of that report), which factors include:

•our need for additional funding, the availability of, and terms of, such funding, our ability to pay amounts due on our current indebtedness, covenants of such indebtedness and security interests in connection therewith;
•risks associated with our outstanding indebtedness, including our outstanding senior convertible notes, including amounts owed, restrictive covenants, and our ability to repay such debts and amounts due thereon (including interest) when due, and mandatory and special redemption provisions thereof, and conversion rights associated therewith, including dilution caused thereby (in connection with the senior convertible notes);
•restrictions, requirements and covenants in our loan and funding agreements;
•security interests, guarantees and pledges associated with our outstanding Loan and Security Agreement and Supply and Offtake Agreement, and risks associated with such agreements in general;
•risks associated with the planned capital project at our recently acquired Mobile, Alabama refinery, including costs, timing, delays and unanticipated problems associated therewith;
•risks associated with the planned acquisition of 100% of Heartland SPV (as defined below), including funds required in connection therewith and our ability to raise such funds on reasonable terms, if at all;
•health, safety, security and environment risks;
•risks associated with our outstanding preferred stock, including liquidation preferences in connection therewith;
•risks related to combining our operations with the recently acquired Mobile, Alabama refinery;
•risks associated with a planned capital project associated with the Mobile, Alabama refinery, including the timing thereof, costs associated therewith and our ability to generate revenues while such project is pending;
•risks associated with an offtake agreement which will only become effective upon the occurrence of certain events, including the completion of the capital project at the Mobile, Alabama refinery, which may not be completed timely;
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
•our ability to maintain our relationship with Bunker One (USA) Inc;
•the impact of competitive services and products;
•our ability to integrate acquisitions;
•our ability to complete future acquisitions;
•our ability to maintain insurance;
•potential future litigation, judgments and settlements;
•rules and regulations making our operations more costly or restrictive;
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
•repayment of and covenants in our current and future debt facilities;

•the lack of capital available on acceptable terms to finance our continued growth; and
•other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.
    You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only as of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$24,050,252	$36,129,941
Restricted cash	100,496,998	100,496,998
Accounts receivable, net	5,957,642	5,296,867
Inventory	13,052,840	3,735,878
Derivative commodity asset	363,590	95,980
Prepaid expenses and other current assets	6,719,497	4,279,732
Assets held for sale, current	90,474,740	84,116,152
Total current assets	241,115,559	234,151,548

Fixed assets, at cost	13,773,860	13,811,835
Less accumulated depreciation	(2,113,315)	(2,045,241)
Fixed assets, net	11,660,545	11,766,594
Operating lease right-of use assets	4,891,254	5,011,454
Intangible assets, net	331,965	358,881
Other assets	22,498,249	14,771,642
TOTAL ASSETS	$280,497,572	$266,060,119

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$12,023,382	$4,216,275
Accrued expenses	2,864,643	3,617,902
Finance lease liability-current	263,065	302,166
Operating lease liability-current	959,573	959,573
Current portion of long-term debt	1,047,081	2,413,295
Liabilities held for sale, current	41,696,760	37,644,312
Total current liabilities	58,854,504	49,153,523

Long-term debt	104,777	114,480
Convertible senior unsecured note 2027, net	65,786,685	64,015,929
Operating lease liability-long-term	3,931,681	4,051,881
Derivative warrant liability	—	75,210,525
Total liabilities	128,677,647	192,546,338

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

	March 31, 2022	December 31, 2021
TEMPORARY EQUITY
Redeemable non-controlling interest	47,636,617	43,446,684
Total temporary equity	47,636,617	43,446,684
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 380,560 and 385,601 shares issued and outstanding at March 31, 2022 and December 31, 2021, with a liquidation preference of $567,034 and $574,545 at March 31, 2022 and December 31, 2021.	381	386

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, zero shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 64,465,734 and 63,287,965 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	64,466	63,288
Additional paid-in capital	217,734,093	138,620,254
Accumulated deficit	(115,582,890)	(110,614,035)
Total Vertex Energy, Inc. shareholders' equity	102,216,050	28,069,893
Non-controlling interest	1,967,258	1,997,204
Total equity	104,183,308	30,067,097
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$280,497,572	$266,060,119

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues	$40,216,796	$25,045,243
Cost of revenues (exclusive of depreciation and amortization shown separately below)	38,565,484	22,808,703
Depreciation and amortization attributable to costs of revenues	114,053	112,497
Gross profit	1,537,259	2,124,043

Operating expenses:
Selling, general and administrative expenses	8,782,395	2,858,062
Depreciation and amortization attributable to operating expenses	26,916	26,916

Total operating expenses	8,809,311	2,884,978

Loss from operations	(7,272,052)	(760,935)

Other income (expense):
Other income	414,972	—
Gain on sale of assets	57,402	1,424
Loss on change in value of derivative warrant liability	(3,578,947)	(1,780,203)
Interest expense	(4,229,884)	(112,142)
Total other expense	(7,336,457)	(1,890,921)
Loss from continuing operations before income tax	(14,608,509)	(2,651,856)
Income tax benefit (expense)	—	—
Loss from continuing operations	(14,608,509)	(2,651,856)
Income from discontinued operations, net of tax	13,799,642	5,617,194
Net income (loss)	(808,867)	2,965,338
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(68,164)	382,666
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	3,806,753	1,608,303
Net income (loss) attributable to Vertex Energy, Inc.	(4,547,456)	974,369

Accretion of redeemable noncontrolling interest to redemption value from continued operations	(421,399)	(373,748)
Accretion of discount on Series B and B1 Preferred Stock	—	(223,727)
Dividends on Series B and B1 Preferred Stock	—	258,138

Net loss available to shareholders from continuing operations	(14,961,744)	(3,373,859)
Net income available to shareholders from discontinued operations, net of tax	9,992,889	4,008,891
Net income (loss) available to common shareholders	$(4,968,855)	$635,032

Basic income (loss) per common share
Continuing operations	$(0.24)	$(0.07)
Discontinued operations, net of tax	$0.16	$0.08
Basic income (loss) per common share	$(0.08)	$0.01

Diluted income (loss) per common share
Continuing operations	$(0.24)	$(0.07)
Discontinued operations, net of tax	$0.16	$0.08
Diluted income (loss) per common share	$(0.08)	$0.01

Shares used in computing earnings per share
Basic	63,372,005	47,709,450
Diluted	63,372,005	49,006,195

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

Three Months Ended March 31, 2022
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2022	63,287,965	$63,288	385,601	$386	—	$—	$138,620,254	$(110,614,035)	$1,997,204	$30,067,097
Exercise of options	60,000	60	—	—	—	—	75,540	—	—	75,600
Exercise of warrants	1,112,728	1,113	—	—	—	—	(1,113)	—	—	—
Share based compensation expense	—	—	—	—	—	—	249,940	—	—	249,940
Conversion of Series A Preferred stock to common	5,041	5	(5,041)	(5)	—	—	—	—	—	—
Reclassification of derivative liabilities	—	—	—	—	—	—	78,789,472	—	—	78,789,472
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(421,399)	—	(421,399)
Net income (loss)	—	—	—	—	—	—	—	(4,547,456)	3,738,589	(808,867)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,768,535)	(3,768,535)
Balance on March 31, 2022	64,465,734	$64,466	380,560	$381	—	$—	$217,734,093	$(115,582,890)	$1,967,258	$104,183,308

Three Months Ended March 31, 2021
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2021	45,554,841	$45,555	419,859	$420	—	$—	$94,569,674	$(90,008,778)	$1,317,878	$5,924,749
Exercise of options	22,992	23	—	—	—	—	(23)	—	—	—
Exercise of B1 warrants	1,079,753	1,080	—	—	—	—	2,756,877	—	—	2,757,957
Exchanges of Series B Preferred stock to common	2,359,494	2,359	—	—	—	—	4,114,570	630,321	—	4,747,250
Share based compensation expense	—	—	—	—	—	—	150,514	—	—	150,514
Conversion of Series B Preferred stock to common	638,224	638	—	—	—	—	1,977,856	—	—	1,978,494
Conversion of Series B1 Preferred stock to common	2,087,195	2,087	—	—	—	—	3,253,937	—	—	3,256,024
Dividends on Series B and B1	—	—	—	—	—	—	—	(372,183)	—	(372,183)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(223,727)	—	(223,727)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(373,748)	—	(373,748)
Net income	—	—	—	—	—	—	—	974,369	1,990,969	2,965,338
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(1,542,402)	(1,542,402)
Balance on March 31, 2021	51,742,499	$51,742	419,859	$420	—	$—	$106,823,405	$(89,373,746)	$1,766,445	$19,268,266

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income (loss)	$(808,867)	$2,965,338
Income from discontinued operations, net of tax	13,799,642	5,617,194
Loss from continuing operations	(14,608,509)	(2,651,856)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities, net of acquisitions
Stock based compensation expense	249,940	150,514
Depreciation and amortization	140,969	139,413
Gain on sale of assets	(57,402)	(1,424)
Reduction of allowance for bad debt	(13,272)	—
Increase in fair value of derivative warrant liability	3,578,947	1,780,203
Loss (gain) on commodity derivative contracts	(257,516)	721,531
Net cash settlements on commodity derivatives	640	(1,306,344)
Amortization of debt discount and deferred costs	1,770,756	—
Changes in operating assets and liabilities
Accounts receivable and other receivables	(647,503)	564,925
Inventory	(9,316,962)	107,718
Prepaid expenses and other current assets	(697,848)	670,125
Accounts payable	7,807,105	814,872
Accrued expenses	(753,259)	(121,174)
Other assets	(1,300,000)	—
Net cash provided by (used in) operating activities from continuing operations	(14,103,914)	868,503
Cash flows from investing activities
Purchase of fixed assets	(53,936)	(464,039)
Investment in Mobile Refinery assets	(6,426,607)	—
Proceeds from sale of fixed assets	131,689	1,600
Net cash used in investing activities from continuing operations	(6,348,854)	(462,439)
Cash flows from financing activities
Payments on finance leases	(39,101)	(67,382)
Proceeds from exercise of options and warrants to common stock	75,600	1,652,022
Line of credit (payments) proceeds, net	—	(133,446)
Payments on note payable	(1,375,917)	(1,036,581)
Net cash provided by (used in) financing activities from continuing operations	(1,339,418)	414,613

Discontinued operations:
Net cash provided by operating activities	10,114,115	1,320,593
Net cash used in investing activities	(342,573)	(554,940)
Net cash used in financing activities	(59,045)	(54,670)
Net cash provided by discontinued operations	9,712,497	710,983

Net change in cash, cash equivalents and restricted cash	(12,079,689)	1,531,660
Cash, cash equivalents, and restricted cash at beginning of the period	136,626,939	10,995,169
Cash, cash equivalents, and restricted cash at end of period	$124,547,250	$12,526,829

SUPPLEMENTAL INFORMATION
Cash paid for interest	$21,294	$236,677
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equity component of the convertible note issuance	$78,789,472	$—
Conversion of Series A Preferred Stock into common stock	$5	$—
Conversion of Series B Preferred Stock into common stock	$—	$1,978,494
Conversion of Series B1 Preferred Stock into common stock	$—	$3,256,024
Exchanges of Series B Preferred Stock into common stock	$—	$4,397,236
Accretion of discount on Series B and B1 Preferred Stock	$—	$223,727
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$—	$(258,138)
Cashless warrant exercise	$1,113	$—
Accretion of redeemable noncontrolling interest to redemption value	$421,399	$373,748

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 11, 2022 (the "Form 10-K"). The December 31, 2021 balance sheet was derived from the audited financial statements of our 2021 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2021 as reported in Form 10-K have been omitted.
UMO Business
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

During the third quarter of 2021, the Company classified the used motor oil (UMO) business (the "UMO Business") as held for sale based on management’s intention and shareholders’ approval to sell this business. The Company’s historical financial statements have been revised to present the operating results of the UMO business as discontinued operations. The results of operations of this business are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this business have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the UMO business have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
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
The Company is still exploring opportunities to sell the UMO Business and believes it will sell such assets within a year.
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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$24,050,252	$36,129,941
Restricted cash	100,496,998	100,496,998
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$124,547,250	$136,626,939

The Company has placed $100,125 of restricted cash in a money market account, to serve as collateral for payment of a credit card, and $100,396,873 of restricted cash in an escrow account in connection with the issuance of the convertible notes, which has been released in conjunction with the purchase of the Mobile Refinery (defined below) on April 1, 2022.

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
Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $986,412 and $999,683 at March 31, 2022 and December 31, 2021, respectively.
Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities for impairment whenever events or circumstances indicate that the value may not be recoverable. The Company determined that no impairment existed during the three months ended March 31, 2022 and 2021.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the three months ended March 31, 2022 and 2021.
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
Redeemable Noncontrolling Interests
As more fully described in “Note 14. Share Purchase and Subscription Agreements”, the Company is party to put/call option agreements with the holder of Vertex Refining Myrtle Grove LLC (“MG SPV”) and HPRM LLC, a Delaware limited liability company (“Heartland SPV”), which entities were formed as special purpose vehicles in connection with the transactions described in greater detail below, non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-

controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions and adjustment to net loss in determining net loss available to common stockholders for the purpose of calculating earnings per share.
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
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted this new guidance as of January 1, 2022, under the modified retrospective method.
NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2022 and 2021 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	22%	24%	23%	20%
Customer 2	19%	18%	15%	10%
Customer 3	12%	—%	12%	18%

For each of the three months ended March 31, 2022 and 2021, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	—%	26%	—%	—%	30%	—%
Customer 2	—%	22%	—%	—%	20%	—%
Customer 3	—%	13%	—%	—%	15%	—%

The Company had one vendor that represented 70% and 62% of total purchases, and 65% and 72% of total payables for the three months ended March 31, 2022 and 2021, respectively.

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
On November 17, 2020, Vertex filed a lawsuit against Penthol LLC (“Penthol”) in the 61st Judicial District Court of Harris County, Texas, Cause No. 2020-65269, for breach of contract and simultaneously sought a Temporary Restraining Order and Temporary Injunction enjoining Penthol from, among other things, circumventing Vertex in violation of the terms of that certain June 5, 2016 Sales Representative and Marketing Agreement entered into between Vertex Operating and Penthol (the “Penthol Agreement”). Vertex seeks permanent injunctive relief, damages, attorney’s fees, costs of court, and all other relief to which it may be entitled. On February 8, 2021, Penthol filed a complaint against Vertex Operating in the United States District Court for the Southern District of Texas; Civil Action No. 4:21-CV-416 (the “Complaint”). Penthol’s Complaint sought damages from Vertex Operating for alleged violations of the Sherman Act, breach of contract, business disparagement, and misappropriation of trade secrets under the Defend Trade Secrets Act and Texas Uniform Trade Secrets Act. On August 12, 2021, United States District Judge Andrew S. Hanen dismissed Penthol’s Sherman Act claim. Penthol’s remaining claims are pending. Penthol is seeking a declaration that Vertex has materially breached the agreement; an injunction that prohibits Vertex from using Penthol’s alleged trade secrets and requires Vertex to return any of Penthol’s alleged trade secrets; awards of actual, consequential and exemplary damages, attorneys’ fees and costs of court; and other relief to which it may be entitled. Vertex denies Penthol’s allegations in the Complaint. Vertex contends Penthol’s claims are completely without merit, and that Penthol’s termination of the Penthol Agreement was wrongful and resulted in damages to Vertex that it is seeking to recover in the Harris County lawsuit. Further, Vertex contends that Penthol’s termination of the Penthol Agreement constitutes a breach by Penthol under the express terms of the Penthol Agreement, and that Vertex remains entitled to payment of the amounts due Vertex under the Penthol Agreement for unpaid commissions and unpaid performance incentives. Vertex disputes Penthol’s allegations of wrongdoing and intends to vigorously defend itself in this matter. On February 26, 2021, Penthol filed its second amended answer and counterclaims, alleging that Vertex improperly terminated the Penthol Agreement and that Vertex tortiously interfered with Penthol’s prospective and existing business relationships. Vertex denies these allegations and is vigorously defending them. This case is pending but is currently set for trial in February 2023.
We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in the Penthol matter, we cannot estimate the range of possible losses from them (except as otherwise indicated).
Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a member of the Board of Directors, serves as a partner. During the three months ended March 31, 2022 and 2021, we paid $128,984 and $33,228, respectively, to such law firm for services rendered ,which services includes the drafting and negotiation of, and due diligence associated with, the Sale Agreement and Refinery Purchase Agreement (defined and discussed below), and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreement, discussed below.
May 2021 Purchase Agreement
On May 26, 2021, Vertex Operating, entered into a Sale and Purchase Agreement (the “Refinery Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc
(“Shell”), to purchase Shell’s Mobile, Alabama refinery, certain real property associated therewith, and related assets, including all inventory at the refinery as of closing and certain equipment, rolling stock, and other personal property associated with the Mobile refinery (collectively, the “Mobile Refinery” and the “Mobile Acquisition”). The Mobile Refinery is located on an 800+ acre site in the city and county of Mobile, Alabama. The 91,000 barrel-per-day nameplate capacity Mobile Refinery is capable of sourcing a flexible mix of cost-advantaged light-sweet domestic and international feedstocks. Approximately 70% of the refinery’s annual production is distillate, gasoline and jet fuel, with the remainder being vacuum gas oil, liquefied petroleum gas (LPG) and other products. The facility distributes its finished product across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.

In addition to refining assets, the Mobile Acquisition included the acquisition by the Company of approximately 3.2 million barrels of inventory and product storage, logistics and distribution assets, together with more than 800+ acres of developed and undeveloped land.

The initial base purchase price for the assets is $75 million. In addition, we agreed to pay for the hydrocarbon inventory located at the Mobile Refinery, as valued at closing, and the purchase price is subject to other customary purchase price adjustments and reimbursement for certain capital expenditures, resulting in an expected total purchase price of approximately $99.9 million.

In connection with Vertex Operating’s execution of the Refinery Purchase Agreement, and as a required term and condition thereof, Vertex Operating provided Shell a promissory note in the amount of $10 million (the “Deposit Note”). Pursuant to the terms of the Refinery Purchase Agreement, the terms of such agreement (other than exclusivity through December 31, 2021, or such earlier date that the Refinery Purchase Agreement is terminated), were not legally binding on Shell until such time as Vertex Operating funded the Deposit Note in cash (which note has been paid in full to date). The Deposit Note did not accrue interest unless or until an event of default occurred under such note, at which time interest was to accrue at 12% per annum until paid. The entire balance of the Deposit Note was due upon the earlier of (i) 45 calendar days following the date of the Deposit Note (i.e., July 10, 2021); and (ii) five calendar days following the closing of any transaction between Vertex Operating and any third party, which Deposit Note was paid in full prior to such applicable due date. This deposit is recorded in other assets in the consolidated balance sheet at March 31, 2022 and December 31, 2021.

The Refinery Purchase Agreement contemplates the Company and Shell entering into various supply and offtake agreements at closing.

The Mobile Acquisition closed on April 1, 2022, and the funds paid for such acquisition included funds raised through the sale of the Convertible Senior Notes issued on November 1, 2021 (see “Note 6. Financing Arrangements").

Moving forward, Vertex plans to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis, with funds raised through a Term Loan issued on April 1, 2022 (see “Note 16. Subsequent Events”).

In connection with the entry into the Refinery Purchase Agreement, Vertex Operating and Shell entered into a Swapkit Purchase Agreement (the “Swapkit Agreement”) which was funded at closing, and totaled $8.7 million.

Commitment Letter and Escrow Agreement
On February 17, 2022, the Company and Vertex Refining entered into a commitment letter with a syndicate of lenders (the “Lenders”) in respect of a three-year, $125 million first-lien senior secured term loan facility (the “Term Loan”). The closing date and the funding of the Term Loan were subject to the closing of Vertex’s planned acquisition of the Mobile refinery, in addition to various conditions precedent, as set forth in more detail in the Commitment Letter.
On March 2, 2022, (1) the Company, (2) Vertex Refining, (3) the Lenders and (4) Cantor Fitzgerald Securities (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, on March 2, 2022 each of the Lenders deposited their pro rata portion of the $125 million loan amount, less certain upfront fees, into an escrow account, which was released on April 1, 2022, the date that the Mobile Acquisition (defined below) was consummated. More detailed information regarding the acquisition and Term Loan is described in "Loan and Security Agreement" in "Note 16, Subsequent Events". The Company paid $2.5 million of fees related to the Term Loan in March 2022.

NOTE 4. REVENUES

Disaggregation of Revenue

The following tables present our revenues disaggregated by geographical market and revenue source:

	Three Months Ended March 31, 2022
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$1,550,287	$34,718,918	$3,947,591	$40,216,796
Sources of Revenue
Pygas	$—	$4,690,268	$—	$4,690,268
Industrial fuel	—	572,281	—	572,281
Distillates	—	29,456,369	—	29,456,369
Oil collection services	213,536	—		213,536
Metals	—	—	3,414,286	3,414,286
Other re-refinery products	—	—	533,305	533,305
VGO/Marine fuel sales	1,336,751	—	—	1,336,751
Total revenues	$1,550,287	$34,718,918	$3,947,591	$40,216,796

	Three Months Ended March 31, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$122,986	$19,273,952	$5,648,305	$25,045,243
Sources of Revenue
Pygas	$—	$2,972,431	$—	$2,972,431
Industrial fuel	—	311,693	—	311,693
Distillates	—	15,989,828	—	15,989,828
Oil collection services	122,986	—	3,423	126,409
Metals	—	—	5,644,882	5,644,882
Total revenues	$122,986	$19,273,952	$5,648,305	$25,045,243

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts receivable trade	$6,944,054	$6,296,550
Allowance for doubtful accounts	(986,412)	(999,683)
Accounts receivable trade, net	$5,957,642	$5,296,867

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

NOTE 6. FINANCING ARRANGEMENTS

Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest rates from 3.49% to 4.09% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $1,008,621 at March 31, 2022 and $2,375,071 at December 31, 2021.

Finance Leases

On May 22, 2020, the Company entered into one finance lease. Payments are $15,078 per month for three years and the amount of the finance lease obligation has been reduced to $263,065 at March 31, 2022.

The Company's outstanding debt facilities as of March 31, 2022 and December 31, 2021 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2022	Balance on December 31, 2021
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	$84,537	$94,005
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	263,065	302,166
SBA Loan	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	58,700
Various institutions	Insurance premiums financed	Various	< 1 year	$5,604,748	1,008,621	2,375,071
Total					$1,414,923	$2,829,942

Future contractual maturities of notes payable as of March 31, 2022 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
John Deere Note	$38,460	$39,414	$6,663	$—	$—	$—
AVT Equipment Lease-HH	263,065	—	—	—	—	—
SBA Loan	—	1,266	1,315	1,365	1,417	53,337
Various institutions	1,008,621	—	—	—	—	—
Totals	$1,310,146	$40,680	$7,978	$1,365	$1,417	$53,337

Indenture and Convertible Senior Notes
On November 1, 2021, we issued $155.0 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Notes”) pursuant to an Indenture (the “Indenture”), dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering (the “Note Offering”) to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Securities Purchase Agreements. The issue price is 90% of the face amount of each note. Interest payments on the Notes are paid semiannually on April 1 and October 1 of each year, beginning on April 1, 2022. On April 1, 2022, a total of $4,036,458 of interest was paid on our outstanding Convertible Senior Notes.
A total of seventy-five percent (75%) of the net proceeds from the offering were placed into an escrow account to be released to the Company, upon the satisfaction of certain conditions, including the satisfaction or waiver of all of the conditions precedent to the Company’s obligation to consummate the Mobile Acquisition (collectively, the “Escrow Release Conditions”). The Mobile Acquisition was consummated on April 1, 2022, and the proceeds from the sale of the Convertible Senior Notes which were held in escrow were released on April 1, 2022.

Prior to July 1, 2027, the Convertible Senior Notes will be convertible at the option of the holders of the Convertible Senior Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company’s stockholders have approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Senior Notes in accordance with the rules of The Nasdaq Capital Market.
Initially, a maximum of 36,214,960 shares of common stock may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which is subject to customary and other adjustments described in the Indenture.
On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon conversion of the Convertible Senior Notes, in accordance with Nasdaq Listing Rules 5635 (a) and (d). Accordingly $79 million of derivative Convertible Senior Note liabilities were reclassified to additional paid in capital.
The components of the Convertible Senior Notes are presented as follows:

March 31, 2022
Principal Amounts	$155,000,000
Unamortized discount and issuance costs	(89,213,315)
Net Carrying Amount	$65,786,685
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The following table represents the future interest payment.

Interest payable	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Interest payable	$9,687,500	$9,714,041	$9,687,500	$9,687,500	$9,687,500	$4,857,021
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021 excludes: 1) options to purchase 1,153,215 and 4,065,059 shares, respectively, of common stock, 2) warrants to purchase 0 and 1,983,510 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 0 and 2,035,666 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 0 and 5,497,450 shares, respectively, of common stock, and 5) Series A Preferred Stock which is convertible into 380,560 and 419,859 shares of common stock, and 6) 36,214,960 shares of common stock which may be issued upon conversion of the Senior Convertible Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes.

In accordance with Accounting Standards Codification (ASC) 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, our Series A Preferred Stock, Series C Preferred Stock, and Series B and B1 Preferred Stock are considered participating securities. Basic earnings per common share are calculated by dividing the net income, adjusted for preferred dividends and income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilutions that would occur if any potential dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or two-class method. Other potentially dilutive securities include preferred stock, stock options and warrants, and restricted stock. These are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. During the periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Basic loss per Share
Numerator:
Net loss available to shareholders from continuing operations	$(14,961,744)	$(3,373,859)
Net income available to shareholders from discontinued operations, net of tax	9,992,889	4,008,891
Net income (loss) available to common shareholders	$(4,968,855)	$635,032
Denominator:
Weighted-average common shares outstanding	63,372,005	47,709,450
Continuing operations	$(0.24)	$(0.07)
Discontinued operations, net of tax	$0.16	$0.08
Basic earnings (loss) per share	$(0.08)	$0.01

Diluted Earnings per Share
Numerator:
Net loss available to shareholders from continuing operations	$(14,961,744)	$(3,373,859)
Net income available to shareholders from discontinued operations, net of tax	9,992,889	4,008,891
Net income (loss) available to common shareholders	$(4,968,855)	$635,032
Denominator:
Weighted-average shares outstanding	63,372,005	47,709,450
Effect of dilutive securities
Stock options and warrants	—	876,886
Preferred stock	—	419,859
Diluted weighted-average shares outstanding	63,372,005	49,006,195
Continuing operations	$(0.24)	$(0.07)
Discontinued operations, net of tax	$0.16	$0.08
Diluted earnings (loss) per share	$(0.08)	$0.01

NOTE 8. COMMON STOCK

During the three months ended March 31, 2022, the Company issued 5,041 shares of common stock in connection with the conversion of Series A Convertible Preferred Stock, pursuant to the terms of such securities, and issued 1,112,728 shares of the Company's common stock in exchange for warrants to purchase 1,500,000 shares of the Company's common stock with an exercise price of $2.25 per share. In addition, the Company issued 60,000 shares of common stock in connection with the exercise of options.

During the three months ended March 31, 2021, the Company issued 6,164,666 shares of common stock in connection with the conversion and exercises of Series B & B1 Convertible Preferred Stock and warrants into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 22,992 shares of common stock in connection with the exercise of options.

Warrant Exchange Agreement

On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP (the “Holder” and "Tensile"). Pursuant to the Exchange Agreement, the Holder agreed to exchange outstanding warrants to purchase 1,500,000 shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1,112,728 shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. As of March 31, 2022 and December 31, 2021, there were 380,560 and 385,601 shares, respectively, of Series A Preferred Stock issued and outstanding. As of March 31, 2022 and December 31, 2021, there were 0 shares of Series B and B1 Preferred Stock outstanding, respectively.
Series B Preferred Stock and Temporary Equity
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity for the three months ended March 31, 2021:

March 31, 2021
Balance at beginning of period	$12,718,339
Less: conversions of shares to common	(1,978,494)
Less: exchanges of shares to common	(4,747,250)
Plus: dividends in kind	317,970
Balance at end of period	$6,310,565

During the three months ended March 31, 2021 we paid dividends in-kind in additional shares of Series B Preferred Stock of $317,970. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrued a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock was redeemed or converted into common stock. Effective on June 25, 2021, the automatic conversion provisions of the Series B Preferred Stock were triggered, and the outstanding shares of the Company’s Series B Preferred Stock automatically converted into common stock of the Company.
Series B1 Preferred Stock and Temporary Equity

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity, for the three months ended March 31, 2021:

March 31, 2021
Balance at beginning of period	$11,036,173
Less: conversions of shares to common	(3,256,024)
Plus: discount accretion	223,727
Plus: dividends in kind	288,594
Balance at end of period	$8,292,470

During the three months ended March 31, 2021 we paid dividends in-kind in additional shares of Series B1 Preferred Stock of 288,594. Because such preferred stock was not redeemed on June 24, 2020, the preferred stock accrued a 10% per annum dividend (payable in-kind at the option of the Company), until such preferred stock was redeemed or converted into common stock. Effective on June 24, 2021, the automatic conversion provisions of the Series B1 Preferred Stock were triggered, and the outstanding shares of the Company’s Series B1 Preferred Stock automatically converted into common stock of the Company.
The following is an analysis of changes in the derivative liability for the three months ended March 31, 2021:

Level Three Roll-Forward
March 31, 2021
Balance at beginning of period	$330,412
Value of warrants exercised	(1,105,935)
Change in valuation of warrants	1,780,203
Balance at end of period	$1,004,680

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

Segment information for the three months ended March 31, 2022 and 2021 is as follows:

THREE MONTHS ENDED MARCH 31, 2022
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Pygas	$—	$4,690,268	$—	$4,690,268
Industrial fuel	—	572,281	—	572,281
Distillates (1)	—	29,456,369	—	29,456,369
Oil collection services	213,536	—		213,536
Metals (2)	—	—	3,414,286	3,414,286
Other re-refinery products (3)	—	—	533,305	533,305
VGO/Marine fuel sales	1,336,751	—	—	1,336,751
Total revenues	1,550,287	34,718,918	3,947,591	40,216,796
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,649,972	33,086,160	3,829,352	38,565,484
Depreciation and amortization attributable to costs of revenues	16,411	23,370	74,272	114,053
Gross profit (loss)	(116,096)	1,609,388	43,967	1,537,259
Selling, general and administrative expenses	7,411,220	1,124,336	246,839	8,782,395
Depreciation and amortization attributable to operating expenses	26,916	—	—	26,916
Income (loss) from operations	$(7,554,232)	$485,052	$(202,872)	$(7,272,052)

THREE MONTHS ENDED MARCH 31, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Pygas	$—	$2,972,431	$—	$2,972,431
Industrial fuel	—	311,693	—	311,693
Distillates (1)	—	15,989,828	—	15,989,828
Oil collection services	122,986	—	3,423	126,409
Metals (2)	—	—	5,644,882	5,644,882
Other re-refinery products (3)	—	—	—	—
VGO/Marine fuel sales	—	—	—	—
Total revenues	122,986	19,273,952	5,648,305	25,045,243
Cost of revenues (exclusive of depreciation and amortization shown separately below)	280,378	17,949,695	4,578,630	22,808,703
Depreciation and amortization attributable to costs of revenues	20,382	31,876	60,239	112,497
Gross profit (loss)	(177,774)	1,292,381	1,009,436	2,124,043
Selling, general and administrative expenses	1,942,399	759,409	156,254	2,858,062
Depreciation and amortization attributable to operating expenses	26,916	—	—	26,916
Income (loss) from operations	$(2,147,089)	$532,972	$853,182	$(760,935)

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
The year to date loss at March 31, 2022 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $85.6 million as of March 31, 2022 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $0.8 million from January 1, 2022 through March 31, 2022.

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

The mark-to-market effects of these contracts as of March 31, 2022 and December 31, 2021, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of March 31, 2022
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Options	Mar 2022 - May 2022	$4.83	20,000	$230,200
Futures	Mar 2022 - Jun 2022	$28.27	136,000	$133,390

As of December 31, 2021
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Options	Dec. 2021-Mar. 2022	$3.18	18,000	$136,440
Futures	Dec. 2021-Mar. 2022	$31.59	20,000	$71,000
Futures	Dec. 2021-Mar. 2022	$32.48	50,000	$(111,460)

The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 are presented in the table below.

Balance Sheet Classification	Contract Type	2022	2021

	Crude oil options	$230,200	$136,440
	Crude oil futures	$133,390	$(40,460)
Derivative commodity asset		$363,590	$95,980

For the three months ended March 31, 2022 and 2021, we recognized $257,516 of gain and $721,531 of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 13. LEASES

Finance Leases

Finance lease right-of-use lease assets are included in assets held for sale, and finance lease liabilities are included in finance lease short-term liability on the unaudited consolidated balance sheets. The associated amortization expenses for the three months ended March 31, 2022 and 2021 were $0 and $1,086, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended March 31, 2022 and 2021 were $6,134 and $9,303, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Financing Arrangements” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three months ended March 31, 2022 and 2021. Total operating lease costs for both the three months ended March 31, 2022 and 2021 were $240,000 and $207,000, respectively.
Cash Flows
Cash paid for amounts included in operating lease liabilities was $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, and is included in operating cash flows. Cash paid for amounts included in finance lease was $39,101 and $67,382 during the three months ended March 31, 2022 and 2021, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2022:

March 31, 2022
	Facilities	Equipment	Plant	Total
Year 1	$250,849	$7,500	$701,224	$959,573
Year 2	142,660	7,500	701,224	851,384
Year 3	60,534	7,500	701,224	769,258
Year 4	16,000	625	701,224	717,849
Year 5	—	—	701,224	701,224
Thereafter	—	—	3,506,120	3,506,120
Total lease payments	$470,043	$23,125	$7,012,240	$7,505,408
Less: interest	(41,988)	(1,956)	(2,570,210)	(2,614,154)
Present value of operating lease liabilities	$428,055	$21,169	$4,442,030	$4,891,254

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2022:

Remaining lease term and discount rate:	March 31, 2022
Weighted average remaining lease terms (years)
Lease facilities	1.87
Lease equipment	3.08
Lease plant	10.00
Weighted average discount rate
Lease facilities	8.00%
Lease equipment	8.00%
Lease plant	9.37%
The plant lease has multiple 5-year extension options for a total of 20 years. The extension option has been included in the lease right-of-use asset and lease obligation.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 14. SHARE PURCHASE AND SUBSCRIPTION AGREEMENTS

Myrtle Grove Share Purchase and Subscription Agreement
MG SPV was owned 85.00% by Vertex Operating and 15.00% by Tensile-MG at March 31, 2022. At March 31, 2022, $0.10 million reported as cash and cash equivalents on the balance sheet is restricted to MG Refinery investments or operating expenses.
Myrtle Grove Redeemable Noncontrolling Interest
In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net loss of $38,219 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This adjustment of $421,399 increased the carrying amount of redeemable noncontrolling interests to the redemption value as of March 31, 2022 of $7,195,260. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Beginning balance	$6,812,080	$5,472,841
Net loss attributable to redeemable non-controlling interest	(38,219)	(65,901)
Accretion of non-controlling interest to redemption value	421,399	373,748
Ending balance	$7,195,260	$5,780,688
On April 1, 2022, the Company acquired a 15% interest in MG SPV from Tensile for $7.2 million.

Heartland Share Purchase and Subscription Agreement
The Heartland SPV is currently owned 35% by Vertex Operating and 65% by Tensile-Heartland Acquisition Corporation ("Tensile-Heartland"), an affiliate of Tensile. Heartland SPV is managed by a five-member Board of Managers, of which three members are appointed by Tensile-Heartland and two are appointed by the Company.

Heartland Variable interest entity

The Company has assessed the Heartland SPV under the variable interest guidance in ASC 810, and concluded that Heartland SPV is a variable interest entity. The Company’s consolidated financial statements include the assets, liabilities and results of operations of Heartland SPV for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in net loss attributable to noncontrolling interests and redeemable noncontrolling interest in the consolidated statements of income and redeemable noncontrolling interests in the consolidated balance sheets.
The following table summarizes the carrying amounts of Heartland SPV’s assets and liabilities included in assets held for sale and liabilities held for sale in the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$17,089,714	$13,322,507
Accounts receivable, net	10,103,011	7,078,559
Inventory	1,369,203	1,654,706
Prepaid expense and other current assets	7,729,233	8,078,890
Total current assets	36,291,161	30,134,662

Fixed assets, net	7,068,164	7,404,375
Finance lease right-of-use assets	391,483	436,039
Operating lease right-of-use assets	110,028	166,362
Intangible assets, net	750,985	813,713
Other assets	106,643	106,643
Total assets	$44,718,464	$39,061,794

Accounts payable	$2,393,475	$2,051,721
Accrued expenses	1,232,177	1,658,427
Finance lease liability-current	236,890	295,935
Operating lease liability-current	110,028	166,362
Total liabilities	$3,972,570	$4,172,445

The assets of Heartland SPV may only be used to settle the obligations of Heartland SPV, and may not be used for other consolidated entities. The liabilities of Heartland SPV are non-recourse to the general credit of the Company’s other consolidated entities.

Heartland Redeemable Noncontrolling Interest

In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net income of $3,806,753 to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At March 31, 2022, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 exceeded the redemption value of $34,365,273.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Beginning balance	$36,634,604	$26,138,833
Net income attributable to redeemable non-controlling interest	3,806,753	1,608,303
Accretion of non-controlling interest to redemption value	—	—
Ending balance	$40,441,357	$27,747,136

The amount of accretion of redeemable noncontrolling interest to redemption value of $421,399 and $373,748 are presented as an adjustment to net income (loss) attributable to Vertex Energy, Inc., to arrive at net income (loss) available to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the three months ended March 31, 2022 and 2021, respectively.
Heartland and Myrtle Grove Purchase Agreements
On February 25, 2022, Vertex Splitter entered into (1) a Purchase and Sale Agreement with Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile and Tensile-Heartland (the “Heartland Purchase Agreement”); and (2) a Purchase and Sale Agreement with Tensile-Vertex and Tensile-MG (the “Myrtle Grove Purchase Agreement”, and together with the Heartland Purchase Agreement, the “Purchase Agreements”).
As discussed above, Tensile-Heartland holds 65% of Heartland SPV and Tensile-MG owned 15% of MG SPV, and Tensile-Vertex holds 100% of both Tensile-Heartland and Tensile-MG.
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
Pursuant to the Myrtle Grove Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-MG was approximately $7.2 million. The Myrtle Grove Purchase closed on April 1, 2022 and the parties waived the requirement that the closing occur prior to March 31, 2022.
Tensile-Vertex, Vertex Splitter and the Company (collectively, Vertex Splitter and the Company, the “Vertex Parties”) also entered into a Side Letter Re Purchase and Sale Agreements (the “Side Letter”), pursuant to which the parties agreed that in the event that (i) the closing of the transactions contemplated by the Myrtle Grove Purchase Agreement does not occur on or prior to March 31, 2022 (provided that the parties waived such requirement in connection with the April 1, 2022 closing of the

Myrtle Grove Purchase Agreement), and/or (ii) the closing of the transactions contemplated by the Heartland Purchase Agreement does not occur on or prior to June 30, 2022, then, in addition to any of the rights of Tensile-Vertex under the Purchase Agreements: (a) the Vertex Parties will use their best efforts to cause the closings under the Purchase Agreements to occur, including without limitation by raising debt financing, selling equity in a private or public transaction, selling assets and/or otherwise doing all things necessary or appropriate to raise the funds necessary to make the payments required to be made by Vertex Splitter under the Purchase Agreements, in each case on commercially reasonable terms and conditions, subject to certain exceptions; (b) upon the written election of Tensile-Vertex, the Vertex Parties will and will cause their affiliates to consent to the distribution or other payment of any and all cash and cash equivalents of Heartland SPV (including any proceeds from the repayment of that certain $7,000,000 promissory note, issued by Vertex Operating to Heartland SPV on July 1, 2021, as amended to date (the “Heartland Note”)) and any direct and indirect subsidiaries to Tensile-Vertex, with such distribution or other payment to be structured as specified by Tensile-Vertex so as to be tax efficient for Tensile-Vertex; and (c) Tensile-Vertex may, with written notice, cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV, with Tensile-Vertex being entitled, upon the consummation of such sale, of the greater of (i) 65% of the total net equity proceeds of such sale, and (ii) the amount due to Tensile-Vertex under the Heartland Purchase Agreement as of the date of the consummation of such sale.
Tensile Transactions

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note were originally due ninety days after the date of the note, or within five (5) days of the closing of the Sale Agreement relating to our UMO Business (whichever was earlier), and may be prepaid at any time without penalty. In the event the Heartland Note is not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible.

Also on February 25, 2022, Vertex Operating, the Company and Heartland SPV, entered into a Second Amendment to Promissory Note (the “Second Note Amendment”), which amended the Heartland Note to extend the due date of the Heartland Note until the earlier of (i) June 30, 2022; and (ii) five calendar days following the closing of a sale of substantially all the assets of Vertex OH, and/or the sale of membership interests in Vertex OH possessing voting control (with the consent of the Company), provided that the Heartland Note may be prepaid in whole or in part at any time without premium or penalty and without the consent of Heartland SPV. The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default.

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
The Board of Directors considered a number of factors before deciding to enter into the Sale Agreement, including, among other factors, the price to be paid by Safety-Kleen for the UMO Business, the scope of the sale process with respect to the UMO Business that led to entering into the Sale Agreement, the future business prospects of the UMO Business, including the costs to remain competitive and grow, the opinion of H.C. Wainwright & Co., LLC that the terms were fair, from a financial point of view, the then planned acquisition of the Mobile Refinery, and the planned change in business focus associated therewith, and the terms and conditions of the Sale Agreement.
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
Vertex is continuing to explore opportunities for the sale of the UMO business.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	2022	2021
Revenues	$53,030,228	$33,148,051
Cost of revenues (exclusive of depreciation shown separately below)	32,391,095	20,646,872
Depreciation and amortization attributable to costs of revenues	1,304,034	1,235,323
Gross profit	19,335,099	11,265,856
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	5,084,332	5,068,518
Depreciation and amortization expense attributable to operating expenses	445,263	455,953
Total operating expenses	5,529,595	5,524,471
Income from operations	13,805,504	5,741,385
Other income (expense)
Interest expense	(5,862)	(124,191)
Total other expense	(5,862)	(124,191)
Income before income tax	13,799,642	5,617,194
Income tax benefit (expense)	—	—
Income from discontinued operations, net of tax	$13,799,642	$5,617,194

The assets and liabilities held for sale on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$15,968,359	$9,583,488
Inventory	7,434,056	5,547,704
Prepaid expenses	582,027	449,522
Total current assets	23,984,442	15,580,714

Fixed assets, at cost	64,051,165	63,836,354
Less accumulated depreciation	(33,177,074)	(32,044,584)
Fixed assets, net	30,874,091	31,791,770
Finance lease right-of-use assets	740,839	812,974
Operating lease right-of use assets	27,650,255	28,260,318
Intangible assets, net	6,661,820	7,107,083
Other assets	563,293	563,293
Assets held for sale	$90,474,740	$84,116,152

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$11,797,738	$7,764,209
Accrued expenses	2,011,877	1,323,850
Finance lease liability-current	236,890	295,935
Operating lease liability-current	27,650,255	28,260,318
Liabilities held for sale, current	$41,696,760	$37,644,312

NOTE 16. SUBSEQUENT EVENTS
Loan and Security Agreement

On April 1, 2022 (the “Closing Date”), Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors (together with the Company, the “Guarantors”); certain funds and accounts under management by BlackRock Financial Management, Inc. or its affiliates, as lenders (“BlackRock”), certain funds managed or advised by Whitebox Advisors, LLC, as lenders (“Whitebox”), certain funds managed by Highbridge Capital Management, LLC, as lenders (“Highbridge”), Chambers Energy Capital IV, LP, as a lender (“Chambers”), CrowdOut Capital LLC, as a lender (“CrowdOut Capital”), CrowdOut Credit Opportunities Fund LLC, as a lender (collectively with BlackRock, Whitebox, Highbridge, Chambers and CrowdOut Capital, the “Lenders”); and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”).

Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $125 million term loan to Vertex Refining (the “Term Loan”), the proceeds of which, less agreed upon fees and discounts, were held in escrow prior to the Closing Date, pursuant to an Escrow Agreement, discussed in "Note 3. Concentrations, Significant Customers, Commitments and Contingencies". On the Closing Date, net proceeds from the term loans, less the agreed upon fees and discounts, as well as certain transaction expenses, were released from escrow to Vertex Refining in an aggregate amount of $94,309,958.

The amounts borrowed under the Loan and Security Agreement will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0% plus (ii) 9.25%. The funds borrowed in connection with the Term Loan were issued with an original issue discount of 1.5%. The Company also paid certain fees and transaction expenses in connection with the release of the funds in connection with the Term Loan. Amounts owed under the Loan and Security Agreement, if not earlier repaid, are due on April 1, 2025 (or the next business day thereafter). Interest on the Term Loan is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending June 30, 2022, (ii) in connection with any payment, prepayment or repayment of the Term Loan (including as discussed in greater detail below), and (iii) at maturity (whether upon demand, by acceleration or otherwise). Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on March 31, 2023 and ending on December 31, 2024, Vertex Refining is required to repay $1,562,500 of the principal amount owed under the Loan and Security Agreement (i.e., 1.25% of the original principal amount per quarter), subject to reductions in the event of any prepayment of the Loan and Security Agreement.

In the event of any payment, repayment or prepayment (other than with respect to a sale of the Company’s used motor oil assets or a change of control which are discussed below, and other than in connection with prepayments required to be made with funds received from insurance settlements and recoveries which are not subject to a prepayment premium), including in the event of acceleration of the Term Loan, certain asset sales (other than the used motor oil assets), certain equity issuances, and voluntary prepayments (a) during the first 18 months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 150% of the applicable interest rate, multiplied by the amount of such prepayment amount; (b) during the 19th through 24th months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 50% of the applicable interest rate, multiplied by the amount of such prepayment amount; and (c) at any time during the 25th month after the Closing Date, but prior to the date that is 90 days before the maturity date of amounts owed pursuant to the Loan and Security Agreement, Vertex Refining agreed to pay an additional amount to the Lenders equal to 25% of the applicable interest rate, multiplied by the amount of such prepayment amount. Upon the sale of the Company’s used motor oil assets (as discussed below), or the required repayment upon a change of control (also discussed below), Vertex Refining agreed to pay an additional amount to the Lenders equal to 1% of the aggregate principal amount of the amount prepaid (as applicable, the “Prepayment Premium”). The Prepayment Premium is also due upon a change of control, which includes the direct or indirect transfer of all or substantially all of the assets of the Loan Parties (defined below); the adoption of a plan of liquidation or dissolution relating to the Company; the acquisition in one or a series of transactions of 33% or more of the equity interests of the Company by a person or entity; the Company’s failure to own 100% of Vertex Refining and the other Loan Parties, unless permitted by the Lenders; during any period of twelve consecutive months commencing on or after the Closing Date, the occurrence of a change in the composition of the Board of Directors of the Company such that a majority of the members of such Board of Directors are no longer directors; or a “change of control” or any comparable term under, and as defined in, any other indebtedness exceeding $2 million of the Loan Parties, shall have occurred (each a “Change of Control”).
The Company used a portion of the proceeds from the Term Loan borrowing to pay a portion of the purchase price associated with the acquisition of the Mobile Refinery acquired by Vertex Refining on April 1, 2022, as discussed in greater detail below, and to pay certain fees and expenses associated with the closing of the Loan and Security Agreement and is required to use the remainder of the funds for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.

The amounts borrowed pursuant to the terms of the Loan and Security Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, Vertex Refining’s obligations under the Loan and Security Agreement are jointly and severally guaranteed by substantially all of the Company’s subsidiaries and the Company (collectively, Vertex Refining, the Company and the Company’s subsidiaries which have guaranteed Vertex Refining’s obligations under the Loan and Security Agreement, the “Loan Parties”).

The Loan and Security Agreement includes customary representations and warranties, and affirmative and negative covenants of the Loan Parties for a facility of this size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the Lenders, subject to certain exceptions, and requiring the Loan Parties to have no less than $17.5 million of unrestricted cash for more than three consecutive business days.

The Loan and Security Agreement includes customary events of default for transactions of this type, including failures to pay amounts due, bankruptcy proceedings, covenant defaults, attachment or seizure of a material portion of the collateral securing the Loan and Security Agreement, cross defaults, if there is a default in any agreement governing indebtedness in excess of $3,000,000, resulting in the right to accelerate such indebtedness, certain judgments against a Loan Party, misrepresentations by the Loan Parties in the transaction documents, insolvency, cross default of the Offtake and Supply Agreement (defined and described below), a Change of Control, termination of certain intercreditor agreements, and the loss or termination of certain material contacts. Upon the occurrence of an event of default the Agent may declare the entire amount of obligations owed under the Loan and Security Agreement immediately due and payable and take certain other actions provided for under the Loan and Security Agreement, including enforcing security interests and guarantees.

The Loan and Security Agreement includes customary indemnification obligations for a facility of this size and type, requiring us to indemnify the Agent and the Lenders for certain expenses, losses and claims.

In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2,750,000 shares of common stock of the Company to the Lenders (and/or their affiliates) on the Closing Date, as discussed in greater detail below.

The amounts owed under the Loan and Security Agreement are also secured by various deeds of trusts and mortgages for the real property(s) described therein, over the Mobile Refinery and substantially all other material owned and leased real property of the Guarantors including properties in Texas and Louisiana.

Intellectual Property Security Agreement

In connection with the entry into the Loan and Security Agreement, Vertex Operating entered into an Intellectual Property Security Agreement in favor of the Agent, pursuant to which it granted a security interest in substantially all of its intellectual property (including patents and trademarks) in favor of the Lenders to secure the obligations of the Loan Parties under the Loan and Security Agreement.

Collateral Pledge Agreement

In connection with the entry into the Loan and Security Agreement, the Company, Vertex Refining and each of the Guarantors, entered into a Collateral Pledge Agreement in favor of the Agent, pursuant to which they granted the Agent a security interest in all now owned or hereafter acquired promissory notes and instruments evidencing indebtedness to any Guarantor and all now owned or hereafter acquired equity interests owned by such Guarantor.

Intercreditor Agreement

In connection with the entry into the Loan and Security Agreement and the Supply and Offtake Agreement (as defined below), Agent, Macquarie (as defined below), Vertex Refining and each of the Guarantors (collectively, the “Grantors”) entered into an intercreditor agreement (the “Intercreditor Agreement”) pursuant to which the Agent and Macquarie acknowledged each other’s liens on the assets of Vertex Refining. The intercreditor arrangements may limit our ability to amend the Loan and Security Agreement and the Supply and Offtake Agreement and related agreements, provides for certain restrictions on the exercise of remedies (through “standstill” and access periods) and governs certain creditor rights in bankruptcy proceedings relating to Grantors.

Completion of Mobile Refinery Acquisition

On April 1, 2022, Vertex Operating assigned its rights to the Refinery Purchase Agreement to Vertex Refining and on the same date, Vertex Refining completed the Mobile Acquisition. On the Effective Date, a total of $75.0 million (less $10 million previously paid) was paid by Vertex Refining in consideration for the acquisition of the Mobile Refinery, which amount is subject to customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $440,000, $15.9 million was paid to Shell for previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items, and $164.2 million was paid to Shell by Vertex Refining in connection with the purchase of certain crude oil inventory and finished products owned by Shell and located at the Mobile Refinery on the Closing Date (approximately $154 million of which was funded by Macquarie as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between Vertex Refining and Macquarie). The Company also paid $8.7 million at closing pursuant to the terms of a Swapkit Purchase Agreement entered into with Shell on May 26, 2021 (the “Swapkit Agreement”), pursuant to which the Company agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”). The purchase price allocation is pending and subject to change based upon the finalization of a third party valuation report.

Following the closing of the Mobile Acquisition, the Company (through one or more of its subsidiaries and affiliates) plans to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis.

Funds for the purchase of the Mobile Refinery, Swapkit Agreement, provision of cash collateral required pursuant to terms of the Supply and Offtake Agreement (discussed below), capital expenditures and transaction expenses, came from funds previously held in escrow in connection with our November 2021 sale of $155 million principal at maturity of Convertible Senior Notes ($100.4 million), the Term Loan and cash on hand. Following the transactions described above, including the Term Loan, and our acquisition of Tensile-MG (as defined and discussed below), our unrestricted cash increased by approximately $75 million, which funds are anticipated to be used for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.

Completion of Myrtle Grove Purchase Agreement

On April 1, 2022, the Company, through Vertex Splitter acquired the 15% noncontrolling interest of MG SPV held by Tensile-MG from Vertex-Tensile for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex.
Inventory and Finished Products Purchase and Sale

As a required condition to the closing of the Mobile Acquisition, on the Closing Date, Vertex Refining paid approximately $164.2 million for the acquisition from Shell, of all Mobile Refinery Inventory (defined below). Also on April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all the Mobile Refinery Inventory from Vertex Refining for $154 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement, discussed in detail below.

Supply and Offtake Agreement

On April 1, 2022 (the “Commencement Date”), Vertex Refining entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with Macquarie Energy North America Trading Inc., a Delaware corporation (“Macquarie”), pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022. On the Commencement Date, pursuant to an Inventory Sales Agreement and in connection with the Supply and Offtake Agreement, Macquarie purchased from Vertex Refining all crude oil and finished products within the categories covered by the Supply and Offtake Agreement and the Inventory Sales Agreement, which were held at the Mobile Refinery and a certain specified third party storage terminal, which were previously purchased by Vertex Refining as part of the acquisition of the Mobile Refinery as discussed in greater detail above.

Pursuant to the Supply and Offtake Agreement, beginning on the Commencement Date and subject to certain exceptions, substantially all of the crude oil located at the Mobile Refinery and at a specified third party storage terminal from time to time will be owned by Macquarie prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Supply and Offtake Agreement, and subject to the terms and conditions and certain exceptions set forth therein, Macquarie will purchase from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and will own such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie will have title to and risk of loss of crude oil and refined products purchased from Vertex Refining while within certain specified locations at the Mobile Refinery and a specified third party storage terminal.

Pursuant to the Supply and Offtake Agreement and subject to the terms and conditions therein, Macquarie may during the term of the Supply and Offtake Agreement procure crude oil and refined products from certain third parties which may be sold to Vertex Refining or third parties pursuant to the Supply and Offtake Agreement and may sell Refined Products to Vertex Refining or third parties (including customers of Vertex Refining).

The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are also secured by a Pledge and Security Agreement in favor of Macquarie, discussed below, executed by Vertex Refining. In addition, the Supply and Offtake Agreement also requires that Vertex Refining post and maintain cash collateral (in the form of an independent amount) as security for Vertex Refining’s obligations under the Supply and Offtake Agreement and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.

Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie agreed to cooperate to develop and document, by no later than 180 days after the Commencement Date, procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following a planned renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”). If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.

The Supply and Offtake Agreement requires Vertex Refining to prepare and deliver certain forecasts, projections and estimates and comply with financial statement delivery obligations and other disclosure obligations. The agreement also requires Vertex Refining to provide Macquarie notice of certain estimated monthly crude oil delivery, crude oil consumption, product production, target inventory levels and product offtake terms, which Macquarie has the right to reject, subject to certain disclosure requirements.

The Supply and Offtake Agreement has a 24 month term following the Commencement Date, subject to the performance of customary covenants, and certain events of default and termination events provided therein (certain of which are discussed in greater detail below), for a facility of this size and type. Additionally, either party may terminate the agreement at any time, for any reason, with no less than 180 days prior notice to the other.

The Supply and Offtake Agreement includes certain customary representations, warranties, indemnification obligations and limitations of liability of the parties for a facility of this size and type, and also requires Vertex Refining to be responsible for certain ancillary costs relating to the Supply and Offtake Agreement and the transactions contemplated thereby. The Supply and Offtake Agreement requires Vertex Refining to comply with various indemnity, insurance and tax obligations, and also includes a prohibition on any amendments to Vertex Refining’s financing agreements which, among other things, adversely affect Macquarie’s rights and remedies under the Supply and Offtake Agreement and related transaction documents without the prior consent of Macquarie; a prohibition on Vertex Refining entering into any financing agreement which would cause Vertex Refining’s specified indebtedness to exceed $10 million without Macquarie’s prior consent, subject to certain exceptions; and a requirement that Vertex Refining not have less than $17.5 million in unrestricted cash for any period of more than three consecutive business days. The Supply and Offtake Agreement includes events of default and termination events, including if the Company ceases to beneficially own, directly or indirectly, 100% of the capital stock of Vertex Refining; the change in ownership of the Company or Vertex Refining resulting in one person or group acquiring 50% or more of the capital stock of the Company or Vertex Refining (as applicable); or a change in a majority of the Board of Directors of the Company or Vertex Refining during any 12 consecutive months, without certain approvals, including the approval of the Board of Directors of the Company or Vertex Refining (as applicable) immediately prior to such change; and a cross default to indebtedness (other than indebtedness under financing agreements) of the Company or Vertex Refining for over $20 million, a cross default to indebtedness under financing agreements of Vertex Refining or the Company, or a final judgment or order being rendered against Vertex Refining or the Company in an amount exceeding $20 million.

The price for crude oil purchased by the Company from Macquarie and for products sold by the Company to Macquarie within each agreed product group, in each case, is equal to a pre-determined benchmark, plus a pre-agreed upon differential, subject to adjustments and monthly true-ups.

Vertex Refining will be required to pay Macquarie various monthly fees in connection with the Supply and Offtake Agreement and related arrangements, including, without limitation, (1) an inventory management fee, calculated based on the value of the inventory owned by Macquarie in connection with the Supply and Offtake Agreement, (2) a lien inventory fee based upon the value of certain inventory on which Macquarie has a lien, (3) a per barrel crude handling fee based upon the volume of crude oil Macquarie sells to Vertex Refining, (4) per barrel crude oil and products intermediation fees for each barrel of crude oil which Macquarie buys from a third party and each barrel of products Macquarie sells to a third party, in each case, in connection with the Supply and Offtake Agreement, and (5) a services fee in respect of which Macquarie agrees to make Crude Oil and Products available to the Company in accordance with the weekly nomination procedure as set forth in the Supply and Offtake Agreement. Vertex Refining will also be responsible for certain payments relating to Macquarie’s hedging of the inventory it owns in connection with the Supply and Offtake Agreement, including the costs of rolling hedges forward each month, as well as any costs (or gains) resulting from a mismatch between the Company’s projected target inventory levels (which provide the basis for Macquarie’s hedge position) and actual month end inventory levels.

In connection with the entry into the Supply and Offtake Agreement, Vertex Refining entered into various ancillary agreements which relate to supply, storage, marketing and sales of crude oil and refined products including, but not limited to the following: Inventory Sales Agreement, Master Crude Oil and Products Agreement, Storage and Services Agreement, and a Pledge and Security Agreement (collectively with the Supply and Offtake Agreement, the “Supply Transaction Documents”). The Company agreed to guarantee the obligations of Vertex Refining and any of its subsidiaries arising under the Supply Transaction Documents pursuant to the entry into a Guaranty in favor of Macquarie.

Tripartite Agreements

Also on the Commencement Date, Vertex Refining, Macquarie and certain parties subject to crude oil supply and products offtake agreements with Vertex Refining, relating to the Mobile Refinery, entered into various tripartite agreements (the “Tripartite Agreements”), whereby Vertex Refining granted Macquarie the right, on a rolling daily or monthly basis, as applicable, to elect to assume Vertex Refining’s rights and obligations under such crude oil supply and products offtake agreements in connection with the performance of the Supply and Offtake Agreement, and the counterparties thereto are deemed to have consented to Macquarie’s assuming such obligations. Such Tripartite Agreements also provided for certain interpretations of the provisions of such supply and offtake agreements between Vertex Refining and such third parties in connection with Macquarie’s right to elect to assume Vertex Refining’s rights and obligations under such agreements. The Tripartite Agreements remain in place until the termination of the agreements to which they relate, or the earlier termination thereof as set forth in the Tripartite Agreements, including in the event of certain events of default by the parties thereto under the modified crude oil supply and products offtake agreements or the Supply and Offtake Agreement and related transaction documents and also in the event of the termination of the Supply and Offtake Agreement. Macquarie, Vertex Refining and a third party offtaker also entered into a tripartite agreement pursuant to which certain storage capacity within the Mobile Refinery which Macquarie had leased pursuant to the Storage and Services Agreement was effectively made available to such third party consistent with the terms agreed by such party and Vertex Refining in its underlying products offtake agreement. Macquarie, Vertex Refining and a third party storage terminal operator also entered into a tripartite agreement relating to the storage of Macquarie-owned crude oil in such terminal in connection with the Supply and Offtake Agreement.

Guaranty

Vertex Refining’s obligations under the Supply and Offtake Agreement and related transaction documents (other than the hedges which are secured and guaranteed on a pari passu basis under the Loan and Security Agreement) were unconditionally guaranteed by the Company pursuant to the terms of a Guaranty entered into on April 1, 2022, by the Company in favor of Macquarie (the “Guaranty”).

Pledge and Security Agreement

In connection with the entry into the Supply and Offtake Agreement, Vertex Refining entered into a Pledge and Security Agreement in favor of Macquarie, pursuant to which it provided Macquarie a first priority security interest in all inventory, including all crude oil, product, and all proceeds with respect of the forgoing, subject to certain exceptions. The Pledge and Security Agreement includes customary representations, warranties and covenants of Vertex Refining for a facility of this size and type.

Inventory Sales Agreement

On April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all crude oil and finished products (including, jet fuel, diesel and gasoline) located at the Mobile Refinery and held in inventory on such date, which purchase was based on agreed upon market values (the “Mobile Refinery Inventory”) from Vertex Refining for $154 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell, as discussed in detail above), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement.

Crude Supply Agreement

On the Commencement Date, Vertex Refining and Shell Trading (US) Company (“STUSCO”) entered into a Crude Oil & Hydrocarbon Feedstock Supply Agreement (the “Crude Supply Agreement”) pursuant to which STUSCO agreed to sell to Vertex Refining, and Vertex Refining agreed to buy from STUSCO, all of the crude oil and hydrocarbon feedstock requirements of the Mobile Refinery, subject to certain exceptions set forth therein. The agreement provides that STUSCO is the exclusive supplier for the Mobile Refinery’s requirement for crude oil and hydrocarbon feedstock.

The initial term of the Crude Supply Agreement will continue for five (5) years beginning on the Commencement Date, unless earlier terminated, and will automatically renew for one (1) year renewal terms thereafter subject to timely notice of either party that it elects not to so renew.

Pursuant to the Crude Supply Agreement, STUSCO will procure crude oil based upon a monthly mandate from Vertex Refining as to the Mobile Refinery’s requirements for each delivery month, based on a pre-agreed price, based on internal market prices, subject in certain cases to markup.

Vertex Refining will prepay STUSCO for crude oil deliveries on a provisional basis during a predetermined delivery period during each delivery month, subject to final true up.

The Crude Supply Agreement also contains customary and typical general terms and conditions for transactions of this nature.

Pursuant to a tripartite agreement, Macquarie may intermediate Vertex Refining’s purchases of crude oil from STUSCO under the Crude Supply Agreement, from time to time, by assuming Vertex Refining’s rights and obligations under the Crude Supply Agreement in respect of purchases of crude oil and feedstock in a given delivery month. If Macquarie assumes Vertex Refining’s rights and obligations, Macquarie will be responsible for paying the purchase price for such crude oil and feedstocks to STUSCO in accordance with the terms of the tripartite agreement. In the event that Macquarie intermediates a purchase and sale, the terms and conditions for Vertex Refining’s payments to Macquarie for such crude oil and feedstocks will be determined pursuant to the Supply and Offtake Agreement.

Storage & Services Agreement

On the Commencement Date, Vertex Refining and Macquarie entered into a Storage & Services Agreement (the “Storage & Services Agreement”), whereby Vertex Refining granted Macquarie certain access, storage, usage and information rights in respect of the Mobile Refinery and certain storage facilities and agreed to provide Macquarie certain services in connection with, among other things, such rights under certain other agreements, including the Supply and Offtake Agreement and various tripartite agreements.

Pursuant to the Storage & Services Agreement, Macquarie will pay Vertex Refining a monthly storage fee for provision of the storage and related services.

Pursuant to the Storage & Services Agreement, Macquarie will have the exclusive and uninterrupted license and right to use certain storage facilities specified in the Supply and Offtake Agreement (the “Included Locations”), including the right to inject, store and withdraw crude oil and products (as applicable) in and from the Included Locations. Vertex Refining will be responsible for the care, custody and control of, and will hold as bailee, the property of Macquarie and certain other eligible hydrocarbons which are held within the Included Locations, and will be solely responsible for pumping, unloading, receipt, movements, blending, transportation, storage, measuring, gauging, sampling, analysis, treatment, refining, loading, and delivery of and use of such property, subject to the terms of the Supply and Offtake Agreement and other applicable transaction documents.

Pursuant to the Storage & Services Agreement and in addition to customary services provided by a storage provider, Macquarie has appointed Vertex Refining to perform certain obligations assumed by Macquarie in connection with supply, offtake and exchange arrangements related to the Supply and Offtake Agreement and related transaction documents, including, without limitation, giving, receiving, accepting and rejecting nominations for delivering, loading, unloading, receiving and transporting crude oil and products; the provision of facilities for the delivery, loading, unloading and transportation of crude oil and products; arranging, coordinating quantity and quality sampling, measurements, analysis and inspections for crude oil and products; preparing and handling shipping documentation; providing information with respect to, and submitting claims in relation to, quality, quantity and demurrage; and notifying Macquarie of the occurrence of certain specified events. Vertex Refining periodically will be required to provide various reports to Macquarie regarding the inventory held in the Included Locations.

The Storage & Services Agreement includes certain accelerated export rights pursuant to which, upon the occurrence of certain events, including during the continuation of an event of default under the Supply and Offtake Agreement, Macquarie can instruct Vertex Refining to withdraw all or any amount of Macquarie’s property from the Included Locations.

Macquarie has certain rights to inspect and access the Included Locations and conduct audits on accounting records and other documents maintained by Vertex Refining relating to the Storage & Services Agreement, in each case subject to the terms and conditions of the Storage & Services Agreement.

Vertex Refining will be required to maintain and operate the Included Locations in accordance with various customary covenants contained within the Storage & Services Agreement, including, without limitation, in respect of the maintenance of the Included Locations and related facilities, the standard of care pursuant to which Vertex Refining will perform services under the Storage & Services Agreement, insurance requirements, and compliance with laws. Vertex Refining made various representations and warranties to Macquarie which are required to continue to be met during the term of the agreement, which are customary and typical for storage agreements relating to an intermediation facility, including maintaining insurance. The Supply & Storage Agreement also includes certain customary limitations on liability and damages.

In addition to certain obligations to indemnify Macquarie for loss, damage or degradation of Macquarie’s property held at the Included Locations, Vertex Refining agreed to indemnify Macquarie against various liabilities which may arise relating to its performance under the Storage & Services Agreement, as well as, among other liabilities, any liabilities directly or indirectly arising from or in connection with environmental conditions at the facility, environmental law, required permits, and law applicable to the operation of Vertex Refining’s refinery and storage facilities.

The term of the Storage & Services Agreement will continue until the earlier to occur of (i) the date upon which all of Macquarie’s property in the Included Locations has been sold to Vertex Refining or another person or (ii) the date upon which Macquarie has certified that all of its property has been removed from the Included Locations.

ULSD/Gasoline Offtake Agreement

On the Commencement Date, Vertex Refining and Equilon Enterprises LLC, dba Shell Oil Products US (“Shell”) entered into a refined products offtake agreement for the sale of ultra low sulfur diesel (“ULSD”) and gasoline (the “ULSD/Gasoline Offtake Agreement”) pursuant to which Shell agreed to purchase from Vertex Refining, and Vertex Refining agreed to sell to Shell, ULSD and gasoline produced by the Mobile Refinery according to an agreed nomination and confirmation process, subject to certain exceptions set forth therein.

The initial term of the ULSD/Gasoline Offtake Agreement will continue for five years beginning on the Commencement Date, unless earlier terminated as provided in the ULSD/Gasoline Offtake Agreement, and will automatically renew for one year renewal terms thereafter, unless terminated by either party by written notice as set forth therein.

With respect to purchases and sales of ULSD, during the first three years of the term, Shell is required to purchase and Vertex Refining is required to sell certain pre-determined amounts of barrels (subject to minimums and maximums) per month. Thereafter, Vertex Refining may elect to sell Shell the same amounts or certain other pre-determined amounts, at Shell’s option. Volumes in excess of the foregoing limits for ULSD may be sold subject to mutual agreement.

With respect to purchases and sales of gasoline, during the first three years of the term, Shell will purchase all gasoline produced at the refinery up to a certain maximum number of barrels per day, and all premium gasoline up to a pre-determined maximum number of barrels per day. Thereafter, Vertex Refining may elect to sell Shell the same amounts or certain pre-determined amounts of barrels (subject to minimums and maximums) per month, at Shell’s option. Volumes in excess of the foregoing limits for gasoline may be sold subject to mutual agreement.

In the event that Shell does not purchase and take delivery of certain required quantities of product nominated for purchase in a given month, Vertex Refining is entitled to sell the resulting shortfall volumes and obtain cover damages from Shell (excluding shortfall volumes resulting from force majeure events). In the event that Vertex Refining does not supply certain required quantities of product nominated for sale in a given month, Shell is entitled to procure replacement product to cover the shortfall volumes and obtain damages from Vertex Refining (excluding shortfall volumes resulting from force majeure events) in connection therewith.

Products will be provisionally priced and invoiced over certain pre-determined periods, subject to final true up. Prices will be calculated based upon published indices and an agreed fixed per gallon differentials.

The ULSD/Gasoline Offtake Agreement also contains customary and typical general terms and conditions for transactions of this nature.

Warrant Agreement

In connection with the entry into the Loan and Security Agreement, and as a required term and condition thereof, on April 1, 2022, the Company granted warrants (the “Warrants”) to purchase 2,750,000 shares of the Company’s common stock to the Lenders and their assigns. The terms of the Warrants are set forth in a Warrant Agreement entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent (the “Warrant Agreement”). The Warrants have a five-year term and a $4.50 per share exercise price, and include weighted average anti-dilutive rights.
Option Exercises
In April, 2022, the Company issued 37,500 shares of common stock in connection with the cash exercise of options to purchase 37,500 shares of common stock, which shares were covered by a Form S-8 Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (the “Annual Report”).

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022, and fiscal 2021 means the year ended December 31, 2021.

    Please see the “Glossary” beginning on page 4 of the Annual Report, for a list of abbreviations and definitions used throughout this Report.

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

“Olefin” means unsaturated hydrocarbons containing a double bond between two carbon atoms. Examples are butylene and propylene.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying unaudited consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•Description of Business Activities. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022, and 2021.

•Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•Critical Accounting Policies and Use of Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Description of Business Activities
The below is a discussion of our business activities during the quarters ended March 31, 2022 and 2021. Effective April 1, 2022, we completed the acquisition of the Mobile Refinery (as discussed and defined below). Moving forward, in addition to the business activities described below, our operations will also include the operation of the Mobile Refinery. The Mobile Refinery and related logistics assets (“Logistics Assets”) are a group of downstream assets that operate ten miles north of Mobile, in Saraland, Alabama, which include the Mobile Refinery and Blakeley Island Terminal, a deep water draft, bulk loading terminal facility, for crude oil and associated refined petroleum products located in Mobile, Alabama, with 600,000 Bbls of storage for loading/unloading of vessels along with a pipeline tie-in, as well as the related logistics infrastructure of a high capacity truck with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel and diesel fuel. It is anticipated that this activity will fall in the financial results of our Refining and Marketing segment during the three months ended June 30, 2022. It is anticipated that the Mobile Refinery will substantially change our overall revenue, cost of revenue, net income and earnings before interest, taxes, depreciation, and amortization moving forward. The below description is of our business activities during the periods reported (the three months ended March 31, 2022 and 2021), and does not include significant information regarding the Mobile Refinery and Logistic Assets since those were acquired after the end of the period covered by this Report, on April 1, 2022.

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three segments:
(1) Black Oil,
(2) Refining and Marketing, and
(3) Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending March 31, 2022, we aggregated approximately 87.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.0 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
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
We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces VGO and the Myrtle Grove re-refining complex in Belle Chasse, Louisiana which we call our Myrtle Grove facility (which is now owned by a special purpose entity which we owned 85% interest of through March 31, 2022, and own a 100% interest in, as of April 1, 2022) in May 2014.
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

Black Oil Segment
Discontinued operations of Vertex includes the Black Oil Segment, also referred to as the UMO Business, Refer to Note 15, "Discontinued Operations" in the Notes to Financial Statements for additional information.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. Prior to the completion of the Mobile Refinery Acquisition, and during the period covered by this Report, we owned a fleet of 30 transportation trucks and more than 80 above ground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil segment and the Refining and Marketing segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. Also, as discussed above under “Description of Business Activities”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock, provided that we are currently using such technology solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), the ownership of 65% of which was transferred to Tensile in connection with the Heartland SPV (discussed above), effective January 1, 2020, we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil segment. We have a toll-based processing agreement in place with Monument Chemical Port Arthur, LLC ("Monument Chemical") to re-refine feedstock streams, under our direction, into various end products that we specify. Monument Chemical uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
Recovery Segment
    The Company’s Recovery Segment includes a generator solutions company for the proper recovery and management of hydrocarbon streams, and other petroleum-based products, together with the recovery and processing of metals.

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
    We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. Our TCEP technology converts feedstock into a low sulfur marine fuel that can be sold into the new 0.5% low sulfur marine fuel specification mandated under International Maritime Organization (IMO) rules which went into effect on January 1, 2020. As described above, due to the decline in oil prices and challenges in obtaining feedstock in the early part of 2020, we have been using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana since the first quarter of 2020. We may construct additional TCEP facilities in the future if oil prices continue to increase.
Products and Services

We generate substantially all of our revenue from the providing of oil collection services and sale of nine product categories. All of these products are commodities that are subject to various degrees of product quality and performance specifications.

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

Olefins

Hydrotreated VGO.

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

(2) As discussed in greater detail above under “Refining and Marketing Segment”, the Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility ("Monument Chemical"); and distillates.

(3) As discussed in greater detail above under “Recovery Segment”, the Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption.

Recent Events
Approval of Issuance of Shares
On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon the conversion of our $155 million aggregate principal amount at maturity 6.25% Convertible Senior Notes due 2027 in accordance with Nasdaq Listing Rules 5635 (a) and (d). As a result, as described in that certain Indenture, dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee, setting forth the terms of the Convertible Senior Notes, the Default Settlement Method (as defined in the Indenture) of the Convertible Senior Notes automatically changed to Physical Settlement (as defined in the Indenture).
Voluntary Termination of Sales Agreement with Safety-Kleen
In September of 2021, the U.S. Federal Trade Commission (FTC) submitted a second request for additional review, prompting a prolonged period of costly support efforts on both the part of the Company and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”) relating to FTC approval for the Sale Transaction (i.e., the planned sale of our UMO Business to Safety-Kleen). Given the considerable time and resources required to continue these support efforts, the Company determined that it was no longer in the Company's best interest to pursue the transaction further.
On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the Sale Agreement. In connection with the termination agreement, the Company paid Safety-Kleen a break-up fee of $3 million.

We are continuing to explore opportunities for the sale of the UMO Business.
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

The obligations of the parties under the Offtake Agreement are subject to certain conditions precedent and also include a requirement that Idemitsu pay for certain minimum volumes of renewable diesels per month and that Vertex Refining supply certain minimum volumes per month, subject to certain make whole payments or reimbursements due from the appropriate party.

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
As a condition to the effectiveness of the Offtake Agreement, Idemitsu’s parent entity, Idemitsu Kosan Co., Ltd. (“Idemitsu Parent”), must enter into a Continuing Guaranty in favor of Vertex Refining (the “Guaranty”) prior to COD. Pursuant to the Guaranty, Idemitsu's Parent will guaranty the full and prompt payment when due, whether upon acceleration, demand or otherwise, and at all times thereafter, of the indebtedness of Idemitsu under the Offtake Agreement and related agreements and the punctual performance of all of such payment obligations under the Offtake Agreement, with such liability limited to the lesser of (i) the amounts owed to Vertex Refining under the Offtake Agreement and related agreements; and (ii) $100,000,000. The Guaranty will have customary covenants and requirements, including requiring Idemitsu's Parent to subordinate any debt owed by Idemitsu to Idemitsu's Parent to the obligations to Vertex Refining under the Guaranty.
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
On March 2, 2022, (1) the Company, (2) Vertex Refining, (3) the Lenders and (4) Cantor Fitzgerald Securities (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, on March 2, 2022 each of the Lenders deposited their pro rata portion of the $125 million loan amount, less certain upfront fees, into an escrow account. The Company was required to pay a ‘ticking fee’ equal to 10.5% per annum on the gross aggregate amount of escrow account proceeds, beginning on March 2, 2022, which was the date funds were deposited, into the escrow account. As described in greater detail below, the escrow account proceeds were released to the Company on April 1, 2022, in connection with the closing of the Mobile Acquisition.
Exchange Agreement

On March 24, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Tensile Capital Partners Master Fund LP (the “Holder”). Pursuant to the Exchange Agreement, the Holder agreed to exchange outstanding warrants to purchase 1,500,000 shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1,112,728 shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock. The Exchange Agreement included customary representations and warranties of the parties.
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
As the time of the entry into the agreement, Tensile-Heartland held 65% of Heartland SPV and Tensile-MG owned 15% of MG SPV, with Tensile-Vertex holding 100% of both Tensile-Heartland and Tensile-MG.
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
Pursuant to the Myrtle Grove Purchase Agreement, the purchase price payable by Vertex Splitter to Vertex-Tensile, for 100% of Tensile-MG was estimated to be approximately $7 million, and was to be based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which has not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. The purchase contemplated by the Myrtle Grove Purchase Agreement was required to take place on March 31, 2022, or earlier as mutually agreed by the parties, subject to customary conditions to closing.
On April 1, 2022, the Company, through Vertex Splitter acquired 100% of Tensile-MG from Vertex-Tensile for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company indirectly acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex, and consequently the Company, as of April 1, 2022, owns 100% of the Belle Chasse, Louisiana, re-refining complex.
The Myrtle Grove Purchase Agreement included customary representations of the parties for a transaction of that size and type, requires Vertex Splitter to maintain officer and director insurance for Tensile-MG for at least six years following the closing; requires that each party bear their own fees and expenses; includes customary indemnification obligations; and includes mutual releases of the parties, which were effective upon closing.
Heartland Note Amendment
Also on February 25, 2022, Vertex Operating, the Company and Heartland SPV, entered into a Second Amendment to Promissory Note (the “Second Note Amendment”), which amended the Heartland Note, to extend the due date of the Heartland Note until the earlier of (i) June 30, 2022; and (ii) five (5) calendar days following the closing of a sale of substantially all the assets of Vertex Refining OH, LLC (“Vertex OH”), and/or the sale of membership interests in Vertex OH possessing voting control (with the consent of the Company), provided that the Heartland Note may be prepaid in whole or in part at any time without premium or penalty and without the consent of Heartland SPV. The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default.
Loan and Security Agreement
On April 1, 2022 (the “Closing Date”), Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors (together with the Company, the “Guarantors”); certain funds and accounts under management by BlackRock Financial Management, Inc. or its affiliates, as lenders (“BlackRock”), certain funds managed or advised by Whitebox Advisors, LLC, as lenders (“Whitebox”), certain funds managed by Highbridge Capital Management, LLC, as lenders (“Highbridge”), Chambers Energy Capital IV, LP, as a lender (“Chambers”), CrowdOut Capital LLC, as a lender (“CrowdOut Capital”), CrowdOut Credit Opportunities Fund LLC, as a lender (collectively with BlackRock, Whitebox, Highbridge, Chambers and CrowdOut Capital, the “Lenders”); and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”).
Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $125 million term loan to Vertex Refining (the “Term Loan”), the proceeds of which, less agreed upon fees and discounts, were held in escrow prior to the Closing Date, pursuant to the Escrow Agreement, discussed above. On the Closing Date, net proceeds from the term loans, less the agreed upon fees and discounts, as well as certain transaction expenses, were released from escrow to Vertex Refining in an aggregate amount of $94,309,958.
The amounts borrowed under the Loan and Security Agreement bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 9.25%. The funds borrowed in connection with the Term Loan were issued with an original issue discount of 1.5%. The Company also paid certain fees and transaction expenses in connection with the release of the funds in connection with the Term Loan. Amounts owed under the Loan and Security Agreement, if not earlier repaid, are due on April 1, 2025 (or the next business day thereafter). Interest on the Term Loan is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending June 30, 2022, (ii) in connection with any payment, prepayment or repayment of the Term Loan (including as discussed in greater detail below), and (iii) at maturity (whether upon demand, by acceleration or otherwise). Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on March 31, 2023 and ending on December 31, 2024, Vertex Refining is required to repay $1,562,500 of the principal amount owed under the Loan and Security Agreement (i.e., 1.25% of the original principal amount per quarter), subject to reductions in the event of any prepayment of the Loan and Security Agreement.
In the event of any payment, repayment or prepayment (other than with respect to a sale of the Company’s used motor oil assets or a change of control which are discussed below, and other than in connection with prepayments required to be made with funds received from insurance settlements and recoveries which are not subject to a prepayment premium), including in the event of acceleration of the Term Loan, certain asset sales (other than the used motor oil assets), certain equity issuances, and voluntary prepayments (a) during the first 18 months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 150% of the applicable interest rate, multiplied by the amount of such prepayment amount; (b) during the 19th through 24th months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 50% of the applicable interest rate, multiplied by the amount of such prepayment amount; and (c) at any time during the 25th month after the Closing Date, but prior to the date that is 90 days before the maturity date of amounts owed pursuant to the Loan and Security Agreement, Vertex Refining agreed to pay an additional amount to the Lenders equal to 25% of the applicable interest rate, multiplied by the amount of such prepayment amount. Upon the sale of the Company’s used motor oil assets (as discussed below), or the required repayment upon a change of control (also discussed below) Vertex Refining agreed to pay an additional amount to the Lenders equal to 1% of the aggregate principal amount of the amount prepaid (as applicable, the “Prepayment Premium”). The Prepayment Premium is also due upon a change of control, which includes the direct or indirect transfer of all or substantially all of the assets of the Loan Parties (defined below); the adoption of a plan of liquidation or dissolution relating to the Company; the acquisition in one or a series of transactions of 33% or more of the equity interests of the Company by a person or entity; the Company’s failure to own 100% of Vertex Refining and the other Loan Parties, unless permitted by the Lenders; during any period of twelve consecutive months commencing on or after the Closing Date, the occurrence of a change in the composition of the Board of Directors of the Company such that a majority of the members of such Board of Directors are no longer directors; or a “change of control” or any comparable term under, and as defined in, any other indebtedness exceeding $2 million of the Loan Parties, shall have occurred (each a “Change of Control”).
The Company used a portion of the proceeds from the Term Loan borrowing to pay a portion of the purchase price associated with the acquisition of the Mobile, Alabama refinery (the “Mobile Refinery”) acquired by Vertex Refining on April 1, 2022, as discussed in greater detail below, and to pay certain fees and expenses associated with the closing of the Loan and Security Agreement and is required to use the remainder of the funds for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.
The amounts borrowed pursuant to the terms of the Loan and Security Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, Vertex Refining’s obligations under the Loan and Security Agreement are jointly and severally guaranteed by substantially all of the Company’s subsidiaries and the Company (collectively, Vertex Refining, the Company and the Company’s subsidiaries which have guaranteed Vertex Refining’s obligations under the Loan and Security Agreement, the “Loan Parties”).
The Loan and Security Agreement includes customary representations and warranties, and affirmative and negative covenants of the Loan Parties for a facility of this size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the Lenders, subject to certain exceptions, and requiring the Loan Parties to have no less than $17.5 million of unrestricted cash for more than three consecutive business days.
The Loan and Security Agreement includes customary events of default for transactions of this type, including failures to pay amounts due, bankruptcy proceedings, covenant defaults, attachment or seizure of a material portion of the collateral securing the Loan and Security Agreement, cross defaults, if there is a default in any agreement governing indebtedness in excess of $3,000,000, resulting in the right to accelerate such indebtedness, certain judgments against a Loan Party, misrepresentations by the Loan Parties in the transaction documents, insolvency, cross default of the Offtake and Supply Agreement (defined and described below), a Change of Control, termination of certain intercreditor agreements, and the loss or termination of certain material contacts. Upon the occurrence of an event of default the Agent may declare the entire amount of obligations owed under the Loan and Security Agreement immediately due and payable and take certain other actions provided for under the Loan and Security Agreement, including enforcing security interests and guarantees.
The Loan and Security Agreement includes customary indemnification obligations for a facility of this size and type, requiring us to indemnify the Agent and the Lenders for certain expenses, losses and claims.
In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2,750,000 shares of common stock of the Company to the Lenders (and/or their affiliates) on the Closing Date, as discussed in greater detail below.
The amounts owed under the Loan and Security Agreement are also secured by various deeds of trusts and mortgages for the real property(s) described therein, over the Mobile Refinery and substantially all other material owned and leased real property of the Guarantors including properties in Texas and Louisiana.
Intellectual Property Security Agreement
In connection with the entry into the Loan and Security Agreement, Vertex Energy Operating, LLC (“Vertex Operating”), the Company’s wholly-owned subsidiary, entered into an Intellectual Property Security Agreement in favor of the Agent, pursuant to which it granted a security interest in substantially all of its intellectual property (including patents and trademarks) in favor of the Lenders to secure the obligations of the Loan Parties under the Loan and Security Agreement.
Collateral Pledge Agreement
In connection with the entry into the Loan and Security Agreement, the Company, Vertex Refining and each of the Guarantors, entered into a Collateral Pledge Agreement in favor of the Agent, pursuant to which they granted the Agent a security interest in all now owned or hereafter acquired promissory notes and instruments evidencing indebtedness to any Guarantor and all now owned or hereafter acquired equity interests owned by such Guarantor.
Intercreditor Agreement
In connection with the entry into the Loan and Security Agreement and the Supply and Offtake Agreement (as defined below), the Agent, Macquarie (as defined below), Vertex Refining and each of the Guarantors (collectively, the “Grantors”) entered into an intercreditor agreement (the “Intercreditor Agreement”) pursuant to which the Agent and Macquarie acknowledged each other’s liens on the assets of Vertex Refining. The intercreditor arrangements may limit our ability to amend the Loan and Security Agreement and the Supply and Offtake Agreement and related agreements, provides for certain restrictions on the exercise of remedies (through “standstill” and access periods) and governs certain creditor rights in bankruptcy proceedings relating to Grantors.
Completion of Mobile Refinery Acquisition
On April 1, 2022, Vertex Operating assigned its rights to the May 26, 2021 Sale and Purchase Agreement (the “Refinery Purchase Agreement”) to Vertex Refining and on the same date, Vertex Refining completed the Mobile Acquisition. On the Effective Date, a total of $75.0 million (less $10 million previously paid) was paid by Vertex Refining in consideration for the acquisition of the Mobile Refinery, which amount is subject to customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $440,000, $15.9 million was paid to Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”) for previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items, and $164.2 million was paid to Shell by Vertex Refining in connection with the purchase of certain crude oil inventory and finished products owned by Shell and located at the Mobile Refinery on the Closing Date (approximately $154 million of which was funded by Macquarie as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between Vertex Refining and Macquarie). The Company also paid $8.7 million at closing pursuant to the terms of a Swapkit Purchase Agreement entered into with Shell on May 26, 2021 (the “Swapkit Agreement”), pursuant to which the Company agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”).
Following the closing of the Mobile Acquisition, the Company (through one or more of its subsidiaries and affiliates) plans to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis.
Funds for the purchase of the Mobile Refinery, Swapkit Agreement, provision of cash collateral required pursuant to terms of the Supply and Offtake Agreement (discussed below), capital expenditures and transaction expenses, came from funds previously held in escrow in connection with our November 2021 sale of $155 million principal at maturity of 6.25% senior unsecured notes due 2027 ($100.4 million), the Term Loan and cash on hand. Following the transactions described above, including the Term Loan, and our acquisition of Tensile-MG (as defined and discussed below), our unrestricted cash increased by approximately $75 million, which funds are anticipated to be used for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.
Inventory and Finished Products Purchase and Sale
As a required condition to the closing of the Mobile Acquisition, on the Closing Date, Vertex Refining paid approximately $164.2 million for the acquisition from Shell, of all Mobile Refinery Inventory (defined and discussed below). Also on April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all the Mobile Refinery Inventory from Vertex Refining for $154 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement, discussed in detail below.
Supply and Offtake Agreement
On April 1, 2022 (the “Commencement Date”), Vertex Refining entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with Macquarie Energy North America Trading Inc., a Delaware corporation (“Macquarie”), pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022. On the Commencement Date, pursuant to an Inventory Sales Agreement and in connection with the Supply and Offtake Agreement, Macquarie purchased from Vertex Refining all crude oil and finished products within the categories covered by the Supply and Offtake Agreement and the Inventory Sales Agreement, which were held at the Mobile Refinery and a certain specified third party storage terminal, which were previously purchased by Vertex Refining as part of the acquisition of the Mobile Refinery as discussed in greater detail above.
Pursuant to the Supply and Offtake Agreement, beginning on the Commencement Date and subject to certain exceptions, substantially all of the crude oil located at the Mobile Refinery and at a specified third party storage terminal from time to time will be owned by Macquarie prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Supply and Offtake Agreement, and subject to the terms and conditions and certain exceptions set forth therein, Macquarie will purchase from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and will own such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie will have title to and risk of loss of crude oil and refined products purchased from Vertex Refining while within certain specified locations at the Mobile Refinery and a specified third party storage terminal.
Pursuant to the Supply and Offtake Agreement and subject to the terms and conditions therein, Macquarie may during the term of the Supply and Offtake Agreement procure crude oil and refined products from certain third parties which may be sold to Vertex Refining or third parties pursuant to the Supply and Offtake Agreement and may sell Refined Products to Vertex Refining or third parties (including customers of Vertex Refining).
The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are also secured by a Pledge and Security Agreement in favor of Macquarie, discussed below, executed by Vertex Refining. In addition, the Supply and Offtake Agreement also requires that Vertex Refining post and maintain cash collateral (in the form of an independent amount) as security for Vertex Refining’s obligations under the Supply and Offtake Agreement and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.
Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie agreed to cooperate to develop and document, by no later than 180 days after the Commencement Date, procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following a planned renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”). If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.
The Supply and Offtake Agreement requires Vertex Refining to prepare and deliver certain forecasts, projections and estimates and comply with financial statement delivery obligations and other disclosure obligations. The agreement also requires Vertex Refining to provide Macquarie notice of certain estimated monthly crude oil delivery, crude oil consumption, product production, target inventory levels and product offtake terms, which Macquarie has the right to reject, subject to certain disclosure requirements.
The Supply and Offtake Agreement has a 24 month term following the Commencement Date, subject to the performance of customary covenants, and certain events of default and termination events provided therein (certain of which are discussed in greater detail below), for a facility of this size and type. Additionally, either party may terminate the agreement at any time, for any reason, with no less than 180 days prior notice to the other.

The Supply and Offtake Agreement includes certain customary representations, warranties, indemnification obligations and limitations of liability of the parties for a facility of this size and type, and also requires Vertex Refining to be responsible for certain ancillary costs relating to the Supply and Offtake Agreement and the transactions contemplated thereby. The Supply and Offtake Agreement requires Vertex Refining to comply with various indemnity, insurance and tax obligations, and also includes a prohibition on any amendments to Vertex Refining’s financing agreements which, among other things, adversely affect Macquarie’s rights and remedies under the Supply and Offtake Agreement and related transaction documents without the prior consent of Macquarie; a prohibition on Vertex Refining entering into any financing agreement which would cause Vertex Refining’s specified indebtedness to exceed $10 million without Macquarie’s prior consent, subject to certain exceptions; and a requirement that Vertex Refining not have less than $17.5 million in unrestricted cash for any period of more than three consecutive business days. The Supply and Offtake Agreement includes events of default and termination events, including if the Company ceases to beneficially own, directly or indirectly, 100% of the capital stock of Vertex Refining; the change in ownership of the Company or Vertex Refining resulting in one person or group acquiring 50% or more of the capital stock of the Company or Vertex Refining (as applicable); or a change in a majority of the Board of Directors of the Company or Vertex Refining during any 12 consecutive months, without certain approvals, including the approval of the Board of Directors of the Company or Vertex Refining (as applicable) immediately prior to such change; and a cross default to indebtedness (other than indebtedness under financing agreements) of the Company or Vertex Refining for over $20 million, a cross default to indebtedness under financing agreements of Vertex Refining or the Company, or a final judgment or order being rendered against Vertex Refining or the Company in an amount exceeding $20 million.
The price for crude oil purchased by the Company from Macquarie and for products sold by the Company to Macquarie within each agreed product group, in each case, is equal to a pre-determined benchmark, plus a pre-agreed upon differential, subject to adjustments and monthly true-ups.
Vertex Refining will be required to pay Macquarie various monthly fees in connection with the Supply and Offtake Agreement and related arrangements, including, without limitation, (1) an inventory management fee, calculated based on the value of the inventory owned by Macquarie in connection with the Supply and Offtake Agreement, (2) a lien inventory fee based upon the value of certain inventory on which Macquarie has a lien, (3) a per barrel crude handling fee based upon the volume of crude oil Macquarie sells to Vertex Refining, (4) per barrel crude oil and products intermediation fees for each barrel of crude oil which Macquarie buys from a third party and each barrel of products Macquarie sells to a third party, in each case, in connection with the Supply and Offtake Agreement, and (5) a services fee in respect of which Macquarie agrees to make Crude Oil and Products available to the Company in accordance with the weekly nomination procedure as set forth in the Supply and Offtake Agreement. Vertex Refining will also be responsible for certain payments relating to Macquarie’s hedging of the inventory it owns in connection with the Supply and Offtake Agreement, including the costs of rolling hedges forward each month, as well as any costs (or gains) resulting from a mismatch between the Company’s projected target inventory levels (which provide the basis for Macquarie’s hedge position) and actual month end inventory levels.
In connection with the entry into the Supply and Offtake Agreement, Vertex Refining entered into various ancillary agreements which relate to supply, storage, marketing and sales of crude oil and refined products including, but not limited to the following: Inventory Sales Agreement, Master Crude Oil and Products Agreement, Storage and Services Agreement, and a Pledge and Security Agreement (collectively with the Supply and Offtake Agreement, the “Supply Transaction Documents”). The Company agreed to guarantee the obligations of Vertex Refining and any of its subsidiaries arising under the Supply Transaction Documents pursuant to the entry into a Guaranty in favor of Macquarie.
Tripartite Agreements
Also on the Commencement Date, Vertex Refining, Macquarie and certain parties subject to crude oil supply and products offtake agreements with Vertex Refining, relating to the Mobile Refinery, entered into various tripartite agreements (the “Tripartite Agreements”), whereby Vertex Refining granted Macquarie the right, on a rolling daily or monthly basis, as applicable, to elect to assume Vertex Refining’s rights and obligations under such crude oil supply and products offtake agreements in connection with the performance of the Supply and Offtake Agreement, and the counterparties thereto are deemed to have consented to Macquarie’s assuming such obligations. Such Tripartite Agreements also provided for certain interpretations of the provisions of such supply and offtake agreements between Vertex Refining and such third parties in connection with Macquarie’s right to elect to assume Vertex Refining’s rights and obligations under such agreements. The Tripartite Agreements remain in place until the termination of the agreements to which they relate, or the earlier termination thereof as set forth in the Tripartite Agreements, including in the event of certain events of default by the parties thereto under the modified crude oil supply and products offtake agreements or the Supply and Offtake Agreement and related transaction documents and also in the event of the termination of the Supply and Offtake Agreement. Macquarie, Vertex Refining and a third party offtaker also entered into a tripartite agreement pursuant to which certain storage capacity within the Mobile Refinery which Macquarie had leased pursuant to the Storage and Services Agreement was effectively made available to such third party consistent with the terms agreed by such party and Vertex Refining in its underlying products offtake agreement. Macquarie, Vertex Refining and a third party storage terminal operator also entered into a tripartite agreement relating to the storage of Macquarie-owned crude oil in such terminal in connection with the Supply and Offtake Agreement.
Guaranty
Vertex Refining’s obligations under the Supply and Offtake Agreement and related transaction documents (other than the hedges which are secured and guaranteed on a pari passu basis under the Loan and Security Agreement) were unconditionally guaranteed by the Company pursuant to the terms of a Guaranty entered into on April 1, 2022, by the Company in favor of Macquarie (the “Guaranty”).
Pledge and Security Agreement
In connection with the entry into the Supply and Offtake Agreement, Vertex Refining entered into a Pledge and Security Agreement in favor of Macquarie, pursuant to which it provided Macquarie a first priority security interest in all inventory, including all crude oil, product, and all proceeds with respect of the forgoing, subject to certain exceptions. The Pledge and Security Agreement includes customary representations, warranties and covenants of Vertex Refining for a facility of this size and type.
Inventory Sales Agreement
On April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all crude oil and finished products (including, jet fuel, diesel and gasoline) located at the Mobile Refinery and held in inventory on such date, which purchase was based on agreed upon market values (the “Mobile Refinery Inventory”) from Vertex Refining for $154 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell, as discussed in detail above), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement.
Warrant Agreement and Registration Rights Agreement
In connection with the entry into the Loan and Security Agreement, and as a required term and condition thereof, on April 1, 2022, the Company granted warrants (the “Warrants”) to purchase 2,750,000 shares of the Company’s common stock to the Lenders and their assigns. The terms of the Warrants are set forth in a Warrant Agreement entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent (the “Warrant Agreement”).
The Warrants have a five-year term and a $4.50 per share exercise price, and include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the Warrant Agreement, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Warrants upon the occurrence of such event, as described in greater detail in the Warrant Agreement, and increases the number of shares of common stock issuable upon exercise of the Warrants, such that the aggregate exercise price of all Warrants remains the same before and after any such dilutive event. Until or unless the Company receives shareholder approval under applicable Nasdaq listing rules for the issuance of more than 19.9% of the Company’s outstanding shares of common stock on the date the Warrant Agreement was entered into (i.e., 12,828,681 shares of common stock, based on 64,465,734 shares of outstanding common stock on such date)(the “Share Cap”), the Company may not issue more shares of common stock upon exercise of the Warrants than totals the Share Cap, and is required to pay the Lenders cash, based on the fair market value of any shares required to be issued upon exercise of the Warrants (as calculated in the Warrant Agreement), which would exceed the Share Cap. Upon the occurrence of a fundamental transaction (as described in the Warrant Agreement) the Warrant Agreement (a) provides each holder a put right and (b) provides the Company with a call right in respect of the Warrants. Upon the exercise of a put right by the holder or a call right by the Company, the Company is obligated to repurchase the Warrants for the Black Scholes Value of the Warrants repurchased, as calculated in the Warrant Agreement. The Warrants also include cashless exercise rights and a provision preventing a holder of the Warrants from exercising any portion of their Warrants if such holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99% (as applicable pursuant to the Warrant Agreement) of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, subject to certain rights of the holders to increase or decrease such percentage.
In connection with the grant of the Warrants, the Company and the holders of such Warrants entered into a Registration Rights Agreement dated April 1, 2022 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to file a registration statement (the “Initial Registration Statement”) with the Securities and

Exchange Commission (the “SEC” or the “Commission”) as soon as reasonably practicable and in no event later than 75 days following April 1, 2022, for purposes of registering the resale of the shares of common stock issuable upon exercise of the Warrants. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Initial Registration Statement; provided, that such date is extended until 120 days after the filing date if the Initial Registration Statement is reviewed by the staff of the Commission. The Registration Rights Agreement also provides the holders of the Warrants certain piggyback and demand registration rights (including pursuant to an underwritten offering, in the event the gross proceeds from such underwritten offering are expected to exceed $35 million).
If, subject to certain limited exceptions described in the Registration Rights Agreement, (i) the Initial Registration Statement required to be filed pursuant to the Registration Rights Agreement is not filed on or prior to the required filing deadline (or without complying with the terms of the Registration Rights Agreement), (ii) a registration statement registering for resale all of the registrable securities is not declared effective by the Commission by the required effectiveness deadline, or (iii) during the period commencing on the effective date of the Initial Registration Statement and ending on the earlier of the date when there are no registrable securities or the third anniversary of the effective date of the Initial Registration Statement, a registration statement is not continuously effective to allow the sale of the shares underlying the Warrants, for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days (which need not be consecutive) during any 12-month period, then, in addition to any other rights such holder of Warrants may have under the Registration Rights Agreement or applicable law, (x) on the first such applicable default date, the Company shall pay to such holder of a Warrant an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the fair market value (such fair market value calculated as required under the Registration Rights Agreement) of the registrable securities held by such holder (the “1% Penalty”), and (y) on each monthly anniversary of such default date until all applicable defaults have been cured, shall pay the 1% Penalty, subject to a maximum penalty of 10% of the fair market value of the registrable securities held by each applicable holder of Warrants, (such fair market value calculated as required under the Registration Rights Agreement).
The Company has agreed, among other things, to indemnify the holders of the Warrants and their affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
Crude Supply Agreement
On the Commencement Date, Vertex Refining and Shell Trading (US) Company (“STUSCO”) entered into a Crude Oil & Hydrocarbon Feedstock Supply Agreement (the “Crude Supply Agreement”) pursuant to which STUSCO agreed to sell to Vertex Refining, and Vertex Refining agreed to buy from STUSCO, all of the crude oil and hydrocarbon feedstock requirements of the Mobile Refinery, subject to certain exceptions set forth therein. The agreement provides that STUSCO is the exclusive supplier for the Mobile Refinery’s requirement for crude oil and hydrocarbon feedstock.
The initial term of the Crude Supply Agreement will continue for five (5) years beginning on the Commencement Date, unless earlier terminated, and will automatically renew for one (1) year renewal terms thereafter subject to timely notice of either party that it elects not to so renew.
Pursuant to the Crude Supply Agreement, STUSCO will procure crude oil based upon a monthly mandate from Vertex Refining as to the Mobile Refinery’s requirements for each delivery month, based on a pre-agreed price, based on internal market prices, subject in certain cases to markup.
Vertex Refining will prepay STUSCO for crude oil deliveries on a provisional basis during a predetermined delivery period during each delivery month, subject to final true up.
The Crude Supply Agreement also contains customary and typical general terms and conditions for transactions of this nature.
Pursuant to a tripartite agreement, Macquarie may intermediate Vertex Refining’s purchases of crude oil from STUSCO under the Crude Supply Agreement, from time to time, by assuming Vertex Refining’s rights and obligations under the Crude Supply Agreement in respect of purchases of crude oil and feedstock in a given delivery month. If Macquarie assumes Vertex Refining’s rights and obligations, Macquarie will be responsible for paying the purchase price for such crude oil and feedstocks to STUSCO in accordance with the terms of the tripartite agreement. In the event that Macquarie intermediates a purchase and sale, the terms and conditions for Vertex Refining’s payments to Macquarie for such crude oil and feedstocks will be determined pursuant to the Supply and Offtake Agreement.

Storage & Services Agreement
On the Commencement Date, Vertex Refining and Macquarie entered into a Storage & Services Agreement (the “Storage & Services Agreement”), whereby Vertex Refining granted Macquarie certain access, storage, usage and information rights in respect of the Mobile Refinery and certain storage facilities and agreed to provide Macquarie certain services in connection with, among other things, such rights under certain other agreements, including the Supply and Offtake Agreement and various tripartite agreements.
Pursuant to the Storage & Services Agreement, Macquarie will pay Vertex Refining a monthly storage fee for provision of the storage and related services.
Pursuant to the Storage & Services Agreement, Macquarie will have the exclusive and uninterrupted license and right to use certain storage facilities specified in the Supply and Offtake Agreement (the “Included Locations”), including the right to inject, store and withdraw crude oil and products (as applicable) in and from the Included Locations. Vertex Refining will be responsible for the care, custody and control of, and will hold as bailee, the property of Macquarie and certain other eligible hydrocarbons which are held within the Included Locations, and will be solely responsible for pumping, unloading, receipt, movements, blending, transportation, storage, measuring, gauging, sampling, analysis, treatment, refining, loading, and delivery of and use of such property, subject to the terms of the Supply and Offtake Agreement and other applicable transaction documents.
Pursuant to the Storage & Services Agreement and in addition to customary services provided by a storage provider, Macquarie has appointed Vertex Refining to perform certain obligations assumed by Macquarie in connection with supply, offtake and exchange arrangements related to the Supply and Offtake Agreement and related transaction documents, including, without limitation, giving, receiving, accepting and rejecting nominations for delivering, loading, unloading, receiving and transporting crude oil and products; the provision of facilities for the delivery, loading, unloading and transportation of crude oil and products; arranging, coordinating quantity and quality sampling, measurements, analysis and inspections for crude oil and products; preparing and handling shipping documentation; providing information with respect to, and submitting claims in relation to, quality, quantity and demurrage; and notifying Macquarie of the occurrence of certain specified events. Vertex Refining periodically will be required to provide various reports to Macquarie regarding the inventory held in the Included Locations.
The Storage & Services Agreement includes certain accelerated export rights pursuant to which, upon the occurrence of certain events, including during the continuation of an event of default under the Supply and Offtake Agreement, Macquarie can instruct Vertex Refining to withdraw all or any amount of Macquarie’s property from the Included Locations.
Macquarie has certain rights to inspect and access the Included Locations and conduct audits on accounting records and other documents maintained by Vertex Refining relating to the Storage & Services Agreement, in each case subject to the terms and conditions of the Storage & Services Agreement.
Vertex Refining will be required to maintain and operate the Included Locations in accordance with various customary covenants contained within the Storage & Services Agreement, including, without limitation, in respect of the maintenance of the Included Locations and related facilities, the standard of care pursuant to which Vertex Refining will perform services under the Storage & Services Agreement, insurance requirements, and compliance with laws. Vertex Refining made various representations and warranties to Macquarie which are required to continue to be met during the term of the agreement, which are customary and typical for storage agreements relating to an intermediation facility, including maintaining insurance. The Supply & Storage Agreement also includes certain customary limitations on liability and damages.
In addition to certain obligations to indemnify Macquarie for loss, damage or degradation of Macquarie’s property held at the Included Locations, Vertex Refining agreed to indemnify Macquarie against various liabilities which may arise relating to its performance under the Storage & Services Agreement, as well as, among other liabilities, any liabilities directly or indirectly arising from or in connection with environmental conditions at the facility, environmental law, required permits, and law applicable to the operation of Vertex Refining’s refinery and storage facilities.
The term of the Storage & Services Agreement will continue until the earlier to occur of (i) the date upon which all of Macquarie’s property in the Included Locations has been sold to Vertex Refining or another person or (ii) the date upon which Macquarie has certified that all of its property has been removed from the Included Locations.
ULSD/Gasoline Offtake Agreement

On the Commencement Date, Vertex Refining and Equilon Enterprises LLC, dba Shell Oil Products US (“Shell”) entered into a refined products offtake agreement for the sale of ultra low sulfur diesel (“ULSD”) and gasoline (the “ULSD/Gasoline Offtake Agreement”) pursuant to which Shell agreed to purchase from Vertex Refining, and Vertex Refining agreed to sell to Shell, ULSD and gasoline produced by the Mobile Refinery according to an agreed nomination and confirmation process, subject to certain exceptions set forth therein.
The initial term of the ULSD/Gasoline Offtake Agreement will continue for five years beginning on the Commencement Date, unless earlier terminated as provided in the ULSD/Gasoline Offtake Agreement, and will automatically renew for one year renewal terms thereafter, unless terminated by either party by written notice as set forth therein.
With respect to purchases and sales of ULSD, during the first three years of the term, Shell is required to purchase and Vertex Refining is required to sell certain pre-determined amounts of barrels (subject to minimums and maximums) per month. Thereafter, Vertex Refining may elect to sell Shell the same amounts or certain other pre-determined amounts, at Shell’s option. Volumes in excess of the foregoing limits for ULSD may be sold subject to mutual agreement.
With respect to purchases and sales of gasoline, during the first three years of the term, Shell will purchase all gasoline produced at the refinery up to certain maximum number of barrels per day, and all premium gasoline up to a pre-determined maximum number of barrels per day. Thereafter, Vertex Refining may elect to sell Shell the same amounts or certain pre-determined amounts of barrels (subject to minimums and maximums) per month, at Shell’s option. Volumes in excess of the foregoing limits for gasoline may be sold subject to mutual agreement.
In the event that Shell does not purchase and take delivery of certain required quantities of product nominated for purchase in a given month, Vertex Refining is entitled to sell the resulting shortfall volumes and obtain cover damages from Shell (excluding shortfall volumes resulting from force majeure events). In the event that Vertex Refining does not supply certain required quantities of product nominated for sale in a given month, Shell is entitled to procure replacement product to cover the shortfall volumes and obtain damages from Vertex Refining (excluding shortfall volumes resulting from force majeure events) in connection therewith.
Products will be provisionally priced and invoiced over certain pre-determined periods, subject to final true up. Prices will be calculated based upon published indices and an agreed fixed per gallon differentials.
The ULSD/Gasoline Offtake Agreement also contains customary and typical general terms and conditions for transactions of this nature.

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
During the periods covered by this Report, we generated revenues from three existing operating segments as follows:
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
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the “UMO Business”, Refer to Note 15, "Discontinued Operations" in the Notes to Financial Statements for additional information.
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
The Mobile Refinery and Logistics Assets are a group of downstream assets and related logistics infrastructure of the Mobile Truck Rack. The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel and diesel fuel.
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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with our Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC (“Omega Refining”), Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC, Nickco Recycling, Inc., Ygriega Environmental Services, LLC, Specialty Environmental Services and Crystal Energy, LLC acquisitions.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021 FROM CONTINUING OPERATIONS

Set forth below are our results of operations for the three months ended March 31, 2022 as compared to the same period in 2021.

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2022	2021
Revenues	$40,216,796	$25,045,243	$15,171,553	61%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	38,565,484	22,808,703	(15,756,781)	(69)%
Depreciation and amortization attributable to costs of revenues	114,053	112,497	(1,556)	(1)%
Gross profit	1,537,259	2,124,043	(586,784)	(28)%

Operating expenses:
Selling, general and administrative expenses	8,782,395	2,858,062	(5,924,333)	(207)%
Depreciation and amortization attributable to operating expenses	26,916	26,916	—	—%
Total operating expenses	8,809,311	2,884,978	(5,924,333)	(205)%

Loss from operations	(7,272,052)	(760,935)	(6,511,117)	(856)%

Other income (expense):
Other income	414,972	—	414,972	100%
Gain on asset sales	57,402	1,424	55,978	3,931%
Loss on change in value of derivative warrant liability	(3,578,947)	(1,780,203)	(1,798,744)	(101)%
Interest expense	(4,229,884)	(112,142)	(4,117,742)	(3,672)%
Total other expense	(7,336,457)	(1,890,921)	(5,445,536)	(288)%

Loss from continuing operation before income tax	(14,608,509)	(2,651,856)	(11,956,653)	(451)%

Income tax benefit (expense)	—	—	—	—%

Loss from continuing operations	(14,608,509)	(2,651,856)	(11,956,653)	(451)%
Income from discontinued operations, net of tax	13,799,642	5,617,194	8,182,448	146%
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(68,164)	382,666	(450,830)	(118)%
Net income attributable to non-controlling interest and redeemable non-controlling from discontinued operations	3,806,753	1,608,303	2,198,450	137%
Net income (loss) attributable to Vertex Energy, Inc.	$(4,547,456)	$974,369	$(5,521,825)	(567)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. During the three months ended March 31, 2022, compared to the same period in 2021, we saw a 3% increase in the volume of products we managed through our facilities. In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the first quarter of 2022 as compared to the same period in 2021.

    Total revenues increased by 61% for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to higher commodity prices and increased volumes at our facilities. Volumes improved as a result of additional feedstock availability in the overall marketplace.

During the three months ended March 31, 2022, total cost of revenues (exclusive of depreciation and amortization) was $38,565,484 compared to $22,808,703 for the three months ended March 31, 2021, an increase of $15,756,781 or 69% from the prior period. The main reason for the increase was the result of the increase in commodity prices, which impacted our feedstock pricing. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks and other maintenance costs at our facilities.

We had selling, general and administrative expenses of $8,782,395 for the three months ended March 31, 2022, compared to $2,858,062 from the prior year’s period, an increase of $5,924,333 or 207% from the prior year’s period. This increase is primarily due to the additional selling, general and administrative expenses incurred during the period as a result of increased personnel costs, legal expenses, and insurance expenses related to our expansion of trucks and facilities which were acquired and organic growth. In addition, we had significant business development and related expenses related to the Refinery Purchase Agreement and related transactions, in addition to the termination fee related to the termination of the Safety-Kleen transaction.

For the three months ended March 31, 2022, total depreciation and amortization expense attributable to cost of revenues was $114,053, compared to $112,497 for the three months ended March 31, 2021, an increase of $1,556, mainly due to additional investments in rolling stock and facility assets during the fourth quarter of 2021, which increased depreciation and amortization in 2022.

We had gross profit as a percentage of revenue of 3.8% for the three months ended March 31, 2022, compared to gross profit as a percentage of revenues of 8.5% for the three months ended March 31, 2021. The main reason for the decrease was the increase in commodity prices during the period.

    Additionally, our per barrel margin decreased 33% for the three months ended March 31, 2022, relative to the three months ended March 31, 2021. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($1,537,259 for the 2022 period versus $2,124,043 for the 2021 period). This decrease was a result of the decrease in our product spreads related to increases in feedstock prices and increases in operating maintenance costs at our facilities, during the three months ended March 31, 2022, compared to the same period during 2021.
Overall, commodity prices were up for the three months ended March 31, 2022, compared to the same period in 2021. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2022, increased 30.90% per barrel from a three-month average of $52.54 for the three months ended March 31, 2021 to $83.44 per barrel for the three months ended March 31, 2022. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended March 31, 2022 increased $43.40 per barrel from a three-month average of $73.18 for the three months ended March 31, 2021 to $116.58 per barrel for the three months ended March 31, 2022.

We had loss from operations of $7,272,052 for the three months ended March 31, 2022, compared to loss from operations of $760,935 for the three months ended March 31, 2021, an increase of $6,511,117 or 856% from the prior year’s three-month period. The increase in loss from operations was mostly due to business development expenses related to the transactions contemplated by the Sale Agreement (which was terminated as of January 25, 2022) and the Refinery Purchase Agreement and related transactions.

    We had interest expense of $4,229,884 for the three months ended March 31, 2022, compared to interest expense of $112,142 for the three months ended March 31, 2021, an increase in interest expense of $4,117,742 or 3,672% from the prior period, due to the interest associated with the Senior Convertible Notes, which were issued on November 1, 2021.
    We had a $3,578,947 loss on change in value of derivative liability for the three months ended March 31, 2022, in connection with the Senior Convertible Notes issued on November 1, 2021, compared to a gain on change in the value of our derivative liability of $1,780,203 in the prior year’s period, which was in connection with certain warrants granted in May 2016. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the increase in the market price of our common stock during the current period, compared to the prior period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had net loss from continuing operations of $14,608,509 for the three months ended March 31, 2022, compared to net loss from continuing operations of $2,651,856 for the three months ended March 31, 2021, an increase in net loss from continuing operations of $11,956,653 or 451%. The main reason for the increase in net loss for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was attributable to the increase in loss on change in value of derivative liability, interest expenses and business development expenses for the three months ended March 31, 2022, each as described in greater detail above.

Each of our segments’ income (loss) from operations during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2022	2021
Revenues	$1,550,287	$122,986	$1,427,301	1,161%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,649,972	280,378	(1,369,594)	(488)%
Depreciation and amortization attributable to costs of revenues	16,411	20,382	3,971	19%
Gross loss	(116,096)	(177,774)	61,678	35%
Selling general and administrative expense	7,411,220	1,942,399	(5,468,821)	(282)%
Depreciation and amortization attributable to operating expenses	26,916	26,916	—	—%
Loss from operations	$(7,554,232)	$(2,147,089)	$(5,407,143)	(252)%

Refining and Marketing Segment
Revenues	$34,718,918	$19,273,952	$15,444,966	80%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	33,086,160	17,949,695	(15,136,465)	(84)%
Depreciation and amortization attributable to costs of revenues	23,370	31,876	8,506	27%
Gross profit	1,609,388	1,292,381	317,007	25%
Selling general and administrative expense	1,124,336	759,409	(364,927)	(48)%
Depreciation and amortization attributable to operating expenses	—	—	—	—%
Income from operations	$485,052	$532,972	$(47,920)	(9)%

Recovery Segment
Revenues	$3,947,591	$5,648,305	$(1,700,714)	(30)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,829,352	4,578,630	749,278	16%
Depreciation and amortization attributable to costs of revenues	74,272	60,239	(14,033)	(23)%
Gross profit	43,967	1,009,436	(965,469)	(96)%
Selling general and administrative expense	246,839	156,254	(90,585)	(58)%
Depreciation and amortization attributable to operating expenses	—	—	—	—%
Income (loss) from operations	$(202,872)	$853,182	$(1,056,054)	(124)%

Our Black Oil segment generated revenues of $1.6 million for the three months ended March 31, 2022, with cost of revenues (exclusive of depreciation and amortization) of $1.6 million, and depreciation and amortization attributable to cost of revenues of $16,411. During the three months ended March 31, 2021, these revenues were $123 thousand with cost of revenues (exclusive of depreciation and amortization) of $280 thousand and depreciation and amortization attributable to cost of revenues of $20,382. Revenue from operations increased for the three months ended March 31, 2022, compared to 2021, as a result of increases in commodity prices, and a new Marine Division, which was created at the end of 2021 for blending bunker fuels into the Gulf Coast Market. The total loss was $7.6 million for the three months ended March 31, 2022, which increased $5.4 million compared to the same period ended March 31, 2021, due to the costs related to the Shell plant purchase and sale of UMO Business.

    Our Refining segment includes the business operations of our Refining and Marketing operations, as well as Crystal Energy, LLC ("Crystal"). Since the acquisition of Crystal in June 2020, we have operated as a wholesale distributer of motor fuels which include gasoline, blended gasoline and diesel. Revenues of $34.7 million in the Refining segment were up 80% during the three months ended March 31, 2022, as compared to the same period in 2021 mostly as a result of the increased commodity prices and volume during the three months ended March 31, 2022. Overall volume for the Refining and Marketing segment was increased during the three months ended March 31, 2022, as compared to the same period in 2021. Our pygas volumes decreased 3% for the three months ended March 31, 2022, as compared to the same period in 2021. Our fuel oil cutter volumes decreased 4% for the three months ended March 31, 2022, as compared to the same period in 2021, volumes in our gasoline blending business increased 9% during the three months ended March 31, 2022, as compared to the same period in 2021.

    Our Recovery segment generated revenues of $3.9 million for the three months ended March 31, 2022, with cost of revenues (exclusive of depreciation and amortization) of $3.8 million, and depreciation and amortization attributable to cost of revenues of $74,272. During the three months ended March 31, 2021, these revenues were $5.6 million with cost of revenues (exclusive of depreciation and amortization) of $4.6 million , and depreciation and amortization attributable to cost of revenues of $60,239. Loss from operations of $202,872 for the three months ended March 31, 2022, compared to profit from operation of $853,182 in 2021, was a result of higher commodity costs, less metal sales in volumes, which caused lower margins related thereto. This segment periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this segment from period to period.

The following table sets forth the high and low spot prices during the three months ended March 31, 2022, for our key benchmarks.

2022
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$4.36	March 8	$2.15	January 3
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.53	March 8	$2.26	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$112.93	March 8	$67.84	January 3
NYMEX Crude oil (dollars per barrel)	$123.70	March 8	$76.08	January 3
Reported in Platt’s US Marketscan (Gulf Coast)

    The following table sets forth the high and low spot prices during the three months ended March 31, 2021, for our key benchmarks.

2021
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.79	March 12	$1.32	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.13	March 11	$1.36	January 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$59.54	March 5	$45.08	January 4
NYMEX Crude oil (dollars per barrel)	$66.09	March 5	$47.62	January 4
Reported in Platt’s US Marketscan (Gulf Coast)

We saw an increase in the first quarter of 2022, in each of the benchmark commodities we track compared to the same period in 2021. The increase in market prices was a result of a continued recovery of the economy from the pandemic together with geopolitical tensions.

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

    Liquidity and Capital Resources

Our primary sources of liquidity have historically included cash flow from operations, proceeds from notes offerings, bank borrowings, public equity offerings and other financial arrangements. Uses of cash have included capital expenditures, acquisitions and general working capital.

    The success of our current business operations has been dependent on our ability to manage our margins which are a function of the difference between what we are able to pay or charge for raw materials and the market prices for the range of products produced. We also must maintain relationships with feedstock suppliers and end-product customers, and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations. The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

    We had total assets of $280.5 million as of March 31, 2022, compared to $266.1 million at December 31, 2021. The increase was mainly due to increases in accounts receivable and inventory levels, due to the increases in commodity prices and volumes, and increases in investments for the new Mobile Refinery during the three months ended March 31, 2022, compared to the prior year's period.

    We had total current liabilities of $58.9 million as of March 31, 2022, compared to $49.2 million at December 31, 2021. We had total liabilities of $128.7 million as of March 31, 2022, compared to total liabilities of $192.5 million as of December 31, 2021. The increase in current liabilities was mainly due to the increase in accounts payable as a result of rises in commodity prices and volumes along with decreases in current portion of debt due in less than a year while the decrease in total liabilities was mainly due to the removal of the derivative feature associated with the Convertible Senior Notes as a result of shareholder approval for the issuance of shares of common stock upon conversion thereof during the three months ended March 31, 2022, compared to the prior year’s period.
    We had working capital of $182.3 million as of March 31, 2022, compared to working capital of $185.0 million as of December 31, 2021. The decrease in working capital from December 31, 2021 to March 31, 2022 is mainly due to the increase in inventory and accounts payable, for which the inventory was purchased in March 2022 to be used for the product and sale in early of April 2022. Also we had a $3 million break fee paid for the termination of the Sales Agreement with Safety-Kleen.

    Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur more capital expenditures related to new TCEP facilities in the future.

    The Company’s outstanding debt facilities as of March 31, 2022 and December 31, 2021 (excluding the Convertible Senior Notes) are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2022	Balance on December 31, 2021
John Deere Note	Note	May 27, 2020	June 24, 2024	$152,643	$84,537	$94,005
AVT Equipment Lease-HH	Finance Lease	May 22, 2020	May 22, 2023	$551,609	263,065	302,166
SBA Loan	SBA Loan	July 18, 2020	July 18, 2050	$58,700	58,700	58,700
Various institutions	Insurance premiums financed	Various	< 1 year	$5,604,748	1,008,621	2,375,071
Total					$1,414,923	$2,829,942

    Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
John Deere Note	$38,460	$39,414	$6,663	$—	$—	$—
AVT Equipment Lease-HH	263,065	—	—	—	—	—
SBA Loan	—	1,266	1,315	1,365	1,417	53,337
Various institutions	1,008,621	—	—	—	—	—
Totals	$1,310,146	$40,680	$7,978	$1,365	$1,417	$53,337

Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. The components of convertible notes are presented as follows:

March 31, 2022
Principal Amounts	$155,000,000
Unamortized discount and issuance costs	(89,213,315)
Net Carrying Amount	$65,786,685

Interest of the Convertible Senior Notes is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The following table represents the future interest payment.

Interest payable	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Interest payable	$9,687,500	$9,714,041	$9,687,500	$9,687,500	$9,687,500	$4,857,021
Cash Flows from Operating, Investing and Financing Activities

    We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We expect that our short-term liquidity needs which include debt service, working capital, funds required to complete the transactions contemplated by the Heartland Purchase Agreement, and capital expenditures related to currently planned growth projects will be met through projected cash flow from operations, borrowings under our various facilities and asset sales.

Our current near term plans include transitioning the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the recent acquisition of the Mobile Refinery. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset, which we believe positions us to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery is anticipated to accelerate Vertex’s strategic focus on "clean" refining. By year-end 2022, assuming the completion of the planned capital project at the facility, the Mobile Refinery is projected to produce approximately 10,000 barrels per day (bpd) of renewable diesel fuel and renewable byproducts. By mid-year 2023, based on current projections, Vertex expects to increase renewable diesel production to 14,000 bpd. Upon completion of the planned renewable diesel project, Vertex expects to become one of the leading independent producers of renewable fuels in the southeastern United States.

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

    Cash flows for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning cash, cash equivalents and restricted cash	$136,626,939	$10,995,169
Net cash provided by (used in):
Operating activities	(3,989,799)	2,189,096
Investing activities	(6,691,427)	(1,017,379)
Financing activities	(1,398,463)	359,943
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,079,689)	1,531,660
Ending cash, cash equivalents and restricted cash	$124,547,250	$12,526,829

The analysis of cash flow activities below is combined for both continued and discontinued operations.

Our primary sources of liquidity are cash flows from the Convertible Senior Notes and Term Loan.

Net cash used by operating activities was $3,989,799 for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $2,189,096 during the corresponding period in 2021. The primary reason for the increase in cash used by operating activities for the three month period ended March 31, 2022, compared to the same period in 2021, was the businesses development expenses related to the Refinery Purchase Agreement, and the cash paid for termination of the Sales Agreement with Safety-Kleen in January 2022.

Investing activities used cash of $6,691,427 for the three months ended March 31, 2022, as compared to having used $1,017,379 of cash during the corresponding period in 2021, due mainly to capital expenditures relating to our Alabama Refinery plant.

    Financing activities used cash of $1,398,463 for the three months ended March 31, 2022, as compared to providing cash of $359,943 during the corresponding period in 2021. Financing activities for the three months ended March 31, 2022 were comprised of proceeds from the exercise of options and warrants of $0.1 million offset by the payment on notes payable and capital leases of

$1.5 million. Financing activities for the three months ended March 31, 2021 were comprised of proceeds from the exercise of options and warrants of $1.7 million offset by the payment on notes payable and capital leases of $1.3 million.

More information regarding our loan agreements, leases, and Convertible Senior Notes, can be found under “Note 6. Financing Arrangements” to the unaudited financial statements included herein.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates may be material. Note 2, “Summary of Critical Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2021 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2021 Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under various bank facilities.  Interest on these facilities is based upon variable interest rates using Prime as the base rate.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2021), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weakness
We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, and others that may be implemented, will remediate this material weakness. However, this material weakness will not be considered formally remediated until controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We expect this to occur by the end of fiscal 2022.

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

Item 1A. Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 14, 2022 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K (as modified as discussed below) and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K for the year ended December 31, 2021, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Need for Future Funding and Current Indebtedness
We will need to raise additional capital in the future and our ability to obtain the necessary funding is uncertain.
We will need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon, to repay the Term Loan, and to complete the transactions contemplated by the Heartland Purchase Agreement, which require us to pay approximately $44 million by June 30, 2022, and we may need to raise additional funding in the future to support our operations, complete acquisitions and grow our operations. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.
We have substantial indebtedness and plan to acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.
We have a significant amount of outstanding indebtedness. As of March 31, 2022, we owed approximately $14.8 million in accounts payable and accrued expenses and $139.5 million, net of original issue discount "OID", under our senior notes payable (each described below under "Part I. - Item 1. Financial Statements and Supplementary Data" -"Note 6. Financing Arrangements"- "Indenture and Convertible Senior Notes"). Effective on April 1, 2022, we entered into the Loan and Security Agreement, whereby we incurred an additional $125 million of debt.
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
We may need to raise additional funding in the future to repay or refinance the Senior Notes, the Term Loan, planned future borrowings and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.
The requirements, restrictions and covenants in our Loan and Security Agreement may restrict our ability to operate our business and might lead to a default under such agreement.
The Loan and Security Agreement includes customary representations and warranties, and affirmative and negative covenants of the Loan Parties for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the Lenders, subject to certain exceptions, and requiring the Loan Parties to have no less than $17.5 million of unrestricted cash for more than three consecutive business days.
The Loan and Security Agreement includes customary events of default for transactions of that type, including failures to pay amounts due, bankruptcy proceedings, covenant defaults, attachment or seizure of a material portion of the collateral securing the Loan and Security Agreement, cross defaults, if there is a default in any agreement governing indebtedness in excess of $3,000,000, resulting in the right to accelerate such indebtedness, certain judgments against a Loan Party, misrepresentations by the Loan Parties in the transaction documents, insolvency, cross default of the Offtake and Supply Agreement, a Change of Control (discussed below), termination of certain intercreditor agreements, and the loss or termination of certain material contacts. Upon the occurrence of an event of default the Agent may declare the entire amount of obligations owed under the Loan and Security Agreement immediately due and payable and take certain other actions provided for under the Loan and Security Agreement, including enforcing security interests and guarantees.
Additionally, in the event of any payment, repayment or prepayment (other than with respect to a sale of the Company’s used motor oil assets or a change of control, and other than in connection with prepayments required to be made with funds received from insurance settlements and recoveries which are not subject to a prepayment premium), including in the event of acceleration of the Term Loan, certain asset sales (other than the used motor oil assets), certain equity issuances, and voluntary prepayments (a) during the first 18 months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 150% of the applicable interest rate, multiplied by the amount of such prepayment amount; (b) during the 19th through 24th months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 50% of the applicable interest rate, multiplied by the amount of such prepayment amount; and (c) at any time during the 25th month after the Closing Date, but prior to the date that is 90 days before the maturity date of amounts owed pursuant to the Loan and Security Agreement, Vertex Refining agreed to pay an additional amount to the Lenders equal to 25% of the applicable interest rate, multiplied by the amount of such prepayment amount. Upon the sale of the Company’s used motor oil assets (as discussed below), or the required repayment upon a change of control (also discussed below) Vertex Refining agreed to pay an additional amount to the Lenders equal to 1% of the aggregate principal amount of the amount prepaid (as applicable, the “Prepayment Premium”). The Prepayment Premium is also due upon a change of control, which includes the direct or indirect transfer of all or substantially all of the assets of the Loan Parties (defined below); the adoption of a plan of liquidation or dissolution relating to the Company; the acquisition in one or a series of transactions of 33% or more of the equity interests of the Company by a person or entity; the Company’s failure to own 100% of Vertex Refining and the other Loan Parties, unless permitted by the Lenders; during any period of twelve consecutive months commencing on or after the Closing Date, the occurrence of a change in the composition of the Board of Directors of the Company such that a majority of the members of such Board of Directors are no longer directors; or a “change of control” or any comparable term under, and as defined in, any other indebtedness exceeding $2 million of the Loan Parties, shall have occurred (each a “Change of Control”).
As a result of these requirements, covenants and limitations, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. The breach of any of these requirements or covenants could result in a default under the Loan and Security Agreement or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such Loan and Security Agreement or future debt facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such Loan and Security Agreement or future debt facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.
Our Loan and Security Agreement and Supply and Offtake Agreement also contain cross-default and cross-acceleration provisions as may our future debt facilities. Under these provisions, a default or acceleration under one instrument governing our debt will in the case of the Loan and Security Agreement and Supply and Offtake Agreement and may in the case of future indebtedness, constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.
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
Our ability to make payments on our current (including our Convertible Senior Notes and Loan and Security Agreement) and future indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditures, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.
Our obligations under the Loan and Security Agreement and Supply and Offtake Agreement are secured by a first priority security interest in substantially all of our assets and various Company guarantees.
The amounts borrowed pursuant to the terms of the Loan and Security Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, Vertex Refining’s obligations under the Loan and Security Agreement are jointly and severally guaranteed by substantially all of the Company’s subsidiaries and the Company (collectively, Vertex Refining, the Company and the Company’s subsidiaries which have guaranteed Vertex Refining’s obligations under the Loan and Security Agreement, the “Loan Parties”). The amounts owed under the Loan and Security Agreement are also secured by various deeds of trusts and mortgages for the real property(s) described therein, over the Mobile Refinery and substantially all other material owned and leased real property of the Guarantors including properties in Texas and Louisiana. In connection with the entry into the Loan and Security Agreement, Vertex Operating, entered into an Intellectual Property Security Agreement in favor of the Agent, pursuant to which it granted a security interest in substantially all of its intellectual property (including patents and trademarks) in favor of the Lenders to secure the obligations of the Loan Parties under the Loan and Security Agreement. In connection with the entry into the Loan and Security Agreement, the Company, Vertex Refining and each of the Guarantors, entered into a Collateral Pledge Agreement in favor of the Agent, pursuant to which they granted the Agent a security interest in all now owned or hereafter acquired promissory notes and instruments evidencing indebtedness to any Guarantor and all now owned or hereafter acquired equity interests owned by such Guarantor.
The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are also secured by a Pledge and Security Agreement in favor of Macquarie, discussed below, executed by Vertex Refining. In addition, the Supply and Offtake Agreement also requires that Vertex Refining post and maintain cash collateral (in the form of an independent amount) as security for Vertex Refining’s obligations under the Supply and Offtake Agreement and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.
As a result of the above, our creditors and Macquarie, in the event of the occurrence of a default under the Loan and Security Agreement or Supply and Offtake Agreement, respectively, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.
Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.

In April 2021, we entered into several agreements with Macquarie as discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Events”, to support the operations of the Mobile Refinery. Pursuant to the Supply and Offtake Agreement, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at the Mobile Refinery. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories.
Should Macquarie terminate the Supply and Offtake Agreement with 180 days written notice, we would need to seek alternative sources of financing, including the requirement upon termination to repurchase the inventory at then current market prices. In addition, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of crude oil is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory for. If this is the case at the time of termination, we could suffer significant reductions in liquidity when Macquarie terminates the Supply and Offtake Agreements and we have to repurchase the inventories. We may also be unable to enter into a similar relationship with a third party which may impair our ability to operate the Mobile Refinery and purchase inventory therefore, which could have a material adverse effect on our operations and cash flows.
If we are unable to obtain crude oil supplies for our Mobile Refinery without the benefit of certain intermediation agreements, the capital required to finance our crude oil supply could negatively impact our liquidity.
All of the crude oil delivered at our Mobile Refinery is subject to our Supply and Offtake Agreements with Macquarie. If we are unable to obtain our crude oil supply for our refinery under these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refineries.
The Intermediation Agreements expose us to counterparty credit and performance risk.

We have Supply and Offtake Agreements with Macquarie, pursuant to which Macquarie will intermediate crude oil supplies and refined product inventories at our Mobile Refinery. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, unless extended by mutual agreement for an additional one year term, we are obligated to repurchase all crude oil and refined product inventories then owned by Macquarie and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
An increase in interest rates will cause our debt service obligations to increase.
The amounts borrowed under the Loan and Security Agreement will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 9.25%. As such an increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
Risks Relating to Our Operations, Business and Industry
Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, including our newly acquired Mobile Refinery, and those operated by third parties on which we rely, including, but not limited to Monument Chemical, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, complete capital projects at such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time, it could have a material adverse effect on our results of operations and consequently the price of our securities. For example, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment and was back up October 26, 2020. Additionally, during August and September 2020, two hurricanes brought severe flooding and high winds that adversely impacted operations in the Gulf Coast and, specifically at the Company’s Marrero, Louisiana refinery, while also limiting outbound shipments of finished product along adjacent waterways between Houston and New Orleans for approximately two weeks. Additionally, during August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The Company recorded $2.1 million of loss on assets impairment on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount is related to our Black Oil segment. Subsequent downtime at our facilities, including our newly acquired Mobile Refinery, losses of equipment or use of such facilities may have a material adverse effect on our operations, cash flows or assets. The Company believes that it maintains adequate insurance coverage.
Unanticipated problems or delays, or increases in costs, in connection with the planned capital project at the newly acquired Mobile Refinery may harm our business and viability.
We plan to complete an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). The occurrence of significant unforeseen conditions or events in connection with the Conversion may make the Conversion more expensive, prevent us from completing the Conversion, delay the completion of the Conversion or require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of the Conversion or timing associated therewith may adversely affect our business. Construction costs for the Conversion may also increase to a level that would make such Conversion too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, any of which could prevent us from timely completing the Conversion.
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
We use derivative instruments to hedge the impact of fluctuations in oil and other prices on our results of operations and cash flows. To the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.
Completion of the acquisition of Heartland SPV is subject to certain conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed.
The obligations of the parties to the Heartland Purchase Agreement is subject to satisfaction or waiver (if permitted) of a number of conditions. The satisfaction of all of the required conditions could delay the completion of the transaction for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the acquisition is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived or that the acquisition will be completed.
Significant costs are expected to be incurred in connection with the integration of the Company and the Mobile Refinery into a single business, including legal, accounting, financial advisory and other costs.
The Company has already and expects to continue to incur significant costs in connection with integrating the Mobile Refinery operations. These costs may include costs for:
• employee redeployment, relocation or severance;
• integration of information systems; and
• reorganization or closures of facilities.
In addition, the Company expects to incur a number of non-recurring costs associated with combining the operations of the Mobile Refinery, which cannot be estimated accurately at this time. The Company has also incurred transaction fees and other costs related to the Mobile Refinery acquisition. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company will be successful in these integration efforts.
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
Moving forward, we plan to transition the majority of our business operations to those of the Mobile Refinery.
Following the closing of the Mobile Refinery acquisition, which closed on April 1, 2022, we anticipate that the more significant portion of our assets and operations will be related to such Mobile Refinery. Our change in business structure may not be successful. Additionally, our directors and officers may not be able to properly manage our new direction. If our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our planned operations, which may cause the value of our securities to decline or become worthless.
We depend on certain third-party pipelines for transportation of feedstocks and products, and if these pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.
Our Mobile Refinery is interconnected to a pipeline that supplies a portion of its crude oil feedstock. Since we do not own or operate this pipeline, its continuing operation is not within our control. The unavailability of any third-party pipelines for the transportation of crude oil or finished products, because of acts of God, accidents, earthquakes or hurricanes, government regulation, terrorism or other third-party events, could lead to disputes or litigation with certain of our suppliers or a decline in our sales, net income and cash available for payments of our debt obligations.
We make capital expenditures in our facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our projected economics deteriorate, results of operations or cash flows could be adversely affected.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
• denial or delay in obtaining regulatory approvals and/or permits;
• changes in government regulations, including environmental and safety regulations;
• unplanned increases in the cost of equipment, materials or labor;
• disruptions in transportation of equipment and materials;
• severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;
• shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
• market-related increases in a project’s debt or equity financing costs; and/or
• nonperformance or declarations of force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.
Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency.
Any one or more of these occurrences noted above could have a significant impact on our business or subject us to significant cost overruns. If we were unable to make up the delays or to recover the related costs, or if market conditions change, we may not realize the anticipated benefits of our capital projects and it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.
From time to time, we may seek to divest portions of our business, which could materially affect our results of operations and result in disruption to other parts of the business.

We may dispose of portions of our current business or assets (including, but not limited to our UM Business, which we are actively seeking to divest), based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay indebtedness. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. In addition, any such divestitures may not yield the targeted improvements in our business. Any of the foregoing could adversely affect our financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.
Risks Relating to a Pending Acquisition
We need to raise significant additional capital to complete the planned acquisition of assets and operations from Tensile-Vertex, and in the event we fail to complete such transactions, our interests in Heartland SPV may be liquidated.
On February 25, 2022, Vertex Splitter entered into a Purchase and Sale Agreement with Tensile-Vertex and Tensile-Heartland. Tensile-Heartland holds 65% of Heartland SPV, and Tensile-Vertex holds 100% of Tensile-Heartland.
Pursuant to the Heartland Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-Heartland, the result of which will be that Vertex Splitter will own 100% of Heartland SPV.
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
Pursuant to a Side Letter, in the event that (i) the closing of the transactions contemplated by the Myrtle Grove Purchase Agreement did not occur on or prior to March 31, 2022 (which transaction was completed on April 1, 2022, and which failure to close by March 31, 2022, was waived by Vertex-Tensile), and/or (ii) the closing of the transactions contemplated by the Heartland Purchase Agreement does not occur on or prior to June 30, 2022, then, in addition to any of the rights of Tensile-Vertex under the Heartland Purchase Agreement: (a) the Vertex Parties will use their best efforts to cause the closings under the Heartland Purchase Agreement to occur, including without limitation by raising debt financing, selling equity in a private or public transaction, selling assets and/or otherwise doing all things necessary or appropriate to raise the funds necessary to make the payments required to be made by Vertex Splitter Corporation ("Vertex Splitter") under the Heartland Purchase Agreement, in each case on commercially reasonable terms and conditions, subject to certain exceptions; (b) upon the written election of Tensile-Vertex, the Vertex Parties will and will cause their affiliates to consent to the distribution or other payment of any and all cash and cash equivalents of Heartland SPV (including any proceeds from the repayment of that certain $7,000,000 promissory note, issued by Vertex Operating to Heartland SPV on July 1, 2021, as amended to date and any direct and indirect subsidiaries to Tensile-Vertex, with such distribution or other payment to be structured as specified by Tensile-Vertex so as to be tax efficient for Tensile-Vertex; and (c) Tensile-Vertex may, with written notice, cause Heartland SPV to initiate a process intended to result in a sale of Heartland SPV, with Tensile-Vertex being entitled, upon the consummation of such sale, of the greater of (i) 65% of the total net equity proceeds of such sale, and (ii) the amount due to Tensile-Vertex under the Heartland Purchase Agreement as of the date of the consummation of such sale.
We will need to raise significant additional capital to close the acquisition contemplated by the Heartland Purchase Agreement, which funding may not be available on favorable terms, if at all. If we raise such funding through the sale of debt, we may be required to pay significant interest or other amounts on such debt, and/or be subject to material covenants. If we raise such funding through the sale of equity, it may create significant dilution to existing shareholders. In the event we fail to close the transactions contemplated by the Heartland Purchase Agreement within the required timeline, Heartland SPV or its assets may be liquidated, which would mean we would not have rights or ownership of such assets, and the sales price of Heartland SPV and/or its assets may be depressed at the time of sale, each of which may have a material adverse effect on our assets, operations or prospects.
Legal, Environmental, Governmental and Regulatory Risks
We may incur significant environmental remediation costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.
The operation of our refineries, facilities, terminals, and related facilities subject us to the risk of incurring significant environmental remediation costs and liabilities due to our handling of petroleum hydrocarbons and other products, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes or hazardous substances or wastes that may have been released on, under or from the properties owned or operated by us.
Some environmental laws may impose joint and several, strict liability for releases of petroleum hydrocarbons and wastes or hazardous substances or wastes, which means in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes or hazardous substances or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition and results of operations or cash flows and, as result, our ability to make payments of our debt obligations.
The nature of our operations exposes us, and the communities in which we work, to a wide range of health, safety, security and environment risks.
The health, safety, security and environment (HSSE) risks to which we and the communities in which we work are potentially exposed cover a wide spectrum, given the wide geographical area and diversity of our operations. These risks include the effects of natural disasters (including weather events), earthquakes, social unrest, pandemic diseases, criminal actions by external parties, and safety lapses. If a major risk materializes, such as an explosion or hydrocarbon leak or spill, this could result in injuries, loss of life, environmental harm, disruption of business activities, loss or suspension of permits, loss of our licenses to operate. Accordingly, this could have a material adverse effect on our earnings, cash flows and financial condition. Our operations are subject to extensive HSSE regulatory requirements that often change and are likely to become more stringent over time. We could incur significant extra costs in the future because of the need to comply with such requirements. We could also incur significant extra costs due to violations of or liabilities under laws and regulations that involve elements such as fines, penalties, clean-up costs and third-party claims. If HSSE risks materialize, they could have a material adverse effect on our earnings, cash flows and financial condition.
Risks Related to Our Securities
Our outstanding options and convertible securities may adversely affect the trading price of our common stock.
As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 4,135,168 shares of common stock at a weighted average exercise price of $1.74 per share; (ii) outstanding warrants to purchase 2,750,000 shares of common stock at an exercise price of $4.50; (iii) 380,560 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (iv) outstanding Convertible Senior Notes which may be converted into a maximum of 36,214,960 shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Notes, which is subject to customary and other adjustments described in the Indenture. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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
The Warrants have certain anti-dilutive rights, put and call rights upon the occurrence of a fundamental transaction, and include a limitation on the number of shares of common stock which may be issued upon exercise thereof without shareholder approval.
The Warrants have a five-year term and a $4.50 per share exercise price, and include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the Warrant Agreement, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Warrants upon the occurrence of such event, as described in greater detail in the Warrant Agreement, and increases the number of shares of common stock issuable upon exercise of the Warrants, such that the aggregate exercise price of all Warrants remains the same before and after any such dilutive event. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the Warrants combined with a significant increase in the number of shares of common stock issuable upon exercise thereof, which could result in significant dilution to existing shareholders.
Upon the occurrence of a fundamental transaction (as described in the Warrant Agreement) the Warrant Agreement (a) provides each holder a put right and (b) provides the Company with a call right in respect of the Warrants. Upon the exercise of a put right by the holder or a call right by the Company, the Company is obligated to repurchase the Warrants for the Black Scholes Value of the Warrants repurchased, as calculated in the Warrant Agreement. Such Black Scholes value may be significant and the requirement to pay such amount may prohibit us from completing a transaction which would otherwise be accretive to shareholders or make such transaction more costly.
Additionally, until or unless the Company receives shareholder approval under applicable Nasdaq listing rules for the issuance of more than 19.9% of the Company’s outstanding shares of common stock on the date the Warrant Agreement was entered into (i.e., more than 12,828,681 shares of common stock)(the “Share Cap”), the Company may not issue more shares of common stock upon exercise of the Warrants than totals the Share Cap, and is required to pay the Lenders cash, based on the fair market value of any shares required to be issued upon exercise of the Warrants (as calculated in the Warrant Agreement), which would exceed the Share Cap. In the event the anti-dilutive rights of the Warrants result in more than 12,828,681 shares of common stock being issuable upon exercise of the Warrants, we could be required to pay cash to the holders of the Warrants in the amount equal to such excess shares, which could have a significant adverse effect on our available funds and liquidity.
The Warrants also include cashless exercise rights. As a result, we may not receive any cash upon the exercise of the Warrants.
We face significant penalties and damages in the event we do not timely file or obtain effectiveness of a registration statement registering the resale of the shares of common stock issuable upon exercise of the Warrants, or such registration statement is not available for the sale of such shares.
In connection with the grant of the Warrants, the Company and the holders of such Warrants entered into a Registration Rights Agreement dated April 1, 2022 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC” or the “Commission”) as soon as reasonably practicable and in no event later than June 15, 2022, for purposes of registering the resale of the shares of common stock issuable upon exercise of the Warrants. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Initial Registration Statement; provided, that such date is extended until 120 days after the filing date if the Initial Registration Statement is reviewed by the staff of the Commission. The Registration Rights Agreement also provides the holders of the Warrants certain piggyback and demand registration rights (including pursuant to an underwritten offering, in the event the gross proceeds from such underwritten offering are expected to exceed $35 million).
If, subject to certain limited exceptions described in the Registration Rights Agreement, (i) the Initial Registration Statement required to be filed pursuant to the Registration Rights Agreement is not filed on or prior to the required filing deadline (or without complying with the terms of the Registration Rights Agreement), (ii) a registration statement registering for resale all of the registrable securities is not declared effective by the Commission by the required effectiveness deadline, or (iii) during the period commencing on the effective date of the Initial Registration Statement and ending on the earlier of the date when there are no registrable securities or the third anniversary of the effective date of the Initial Registration Statement, a registration statement is not continuously effective to allow the sale of the shares underlying the Warrants, for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days (which need not be consecutive) during any 12-month period, then, in addition to any other rights such holder of Warrants may have under the Registration Rights Agreement or applicable law, (x) on the first such applicable default date, the Company is required to pay to such holder of a Warrant an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the fair market value (such fair market value calculated as required under the Registration Rights Agreement) of the registrable securities held by such holder (the “1% Penalty”), and (y) on each monthly anniversary of such default date until all applicable defaults have been cured, shall pay the 1% Penalty, subject to a maximum penalty of 10% of the fair market value of the registrable securities held by each applicable holder of Warrants (such fair market value calculated as required under the Registration Rights Agreement).
The Company has agreed, among other things, to indemnify the holders of the Warrants and their affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.
In the event the Initial Registration Statement is not timely filed or declared effective within the required time limits set forth above, or such registration statement is subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the Registration Rights Agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2022 and from the period from January 1, 2022, to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:
In January 2022, a holder of Series A Convertible Preferred Stock of the Company converted 1,451 shares of the Company’s Series A Convertible Preferred Stock into 1,451 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock.
In February 2022, a holder of Series A Convertible Preferred Stock of the Company converted 2,995 shares of the Company’s Series A Convertible Preferred Stock into 2,995 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock.
In March 2022, a holder of Series A Convertible Preferred Stock of the Company converted 595 shares of the Company’s Series A Convertible Preferred Stock into 595 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock.
We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.

    None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
2.1+£	Sale and Purchase Agreement dated May 26, 2021, by and between Vertex Operating Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company		8-K	2.1	5/27/2021	001-11476
2.2	Assignment and Assumption of Contract effective April 1, 2022, between Vertex Energy Operating LLC and Vertex Refining Alabama LLC		8-K	2.2	4/7/2022	001-11476
3.1	First Amendment to Vertex Refining Myrtle Grove LLC Limited Liability Company Agreement dated July 1, 2021		8-K	3.1	7/2/2021	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
4.3	Warrant Agreement dated April 1, 2022, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	4/7/2022	001-11476
10.1#	Swapkit Purchase Agreement entered into between Vertex Energy Operating, LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US, dated May 26, 2021		8-K	10.2	5/27/2021	001-11476
10.2	$7,000,000 Promissory Note provided by Vertex Energy Operating, LLC to HPRM LLC		8-K	10.1	7/2/2021	001-11476
10.3	First Amendment to $7,000,000 Promissory Note dated and effective October 11, 2021 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.2	10/14/2021	001-11476
10.4	Asset Purchase Termination Agreement among Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Refining LA, LLC, Vertex Refining OH, LLC, Cedar Marine Terminals, L.P., H & H Oil, L.P., Vertex Recovery, L.P., and Safety-Kleen Systems, Inc. dated as of January 24, 2022		8-K	10.1	1/25/2022	001-11476
10.5£#	Master Offtake Agreement between Vertex Refining Alabama LLC and Idemitsu Apollo Renewable Corp. dated February 4, 2022, and executed February 14, 2022		8-K	10.2	1/25/2022	001-11476
10.6	Form of Continuing Guaranty between Idemitsu Apollo Renewable Corp. and Idemitsu Kosan Co., Ltd.		8-K	10.1	2/17/2022	001-11476
10.7	Commitment Letter, dated as of February 17, 2022, by and among certain funds and accounts managed or advised by each of BlackRock Financial Management, Inc., Whitebox Advisors LLC and Highbridge Capital Management, LLC, Chambers Energy Capital IV, LP, CrowdOut Credit Opportunities Fund LLC , CrowdOut Warehouse LLC, Vertex Energy, Inc. and Vertex Refining Alabama LLC		8-K	10.1	2/22/2022	001-11476
10.8	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Heartland Acquisition Corporation and Vertex Splitter Corporation		8-K	10.1	3/3/2022	001-11476
10.9	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Myrtle Grove Acquisition Corporation and Vertex Splitter Corporation		8-K	10.2	3/3/2022	001-11476

10.10	Side Letter Re Purchase and Sale Agreements, dated February 25, 2022, by and between Tensile-Vertex Holdings LLC, Vertex Splitter Corporation and Vertex Energy, Inc.	8-K	10.3	3/3/2022	001-11476
10.11	Second Amendment to $7,000,000 Promissory Note dated and effective February 25, 2022 by and between Vertex Energy Operating, LLC and HPRM LLC	8-K	10.4	3/3/2022	001-11476
10.12#	Escrow Agreement, dated as of March 2, 2022, by and among Vertex Energy, Inc., Vertex Refining Alabama LLC, certain funds and accounts managed or advised by each of BlackRock Financial Management, Inc., Whitebox Advisors LLC and Highbridge Capital Management, LLC, Chambers Energy Capital IV, LP, CrowdOut Credit Opportunities Fund LLC , CrowdOut Capital LLC, and Cantor Fitzgerald Securities	8-K	10.5	3/3/2022	001-11476
10.13	Exchange Agreement dated March 24, 2022, by and between Vertex Energy, Inc. and Tensile Capital Partners Master Fund LP	8-K	10.1	3/25/2022	001-11476
10.14	Loan and Security Agreement dated April 1, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders	8-K	10.1	4/7/2022	001-11476
10.15	Intellectual Property Security Agreement dated April 1, 2022, by and between Vertex Energy Operating, LLC, as grantor and Cantor Fitzgerald Securities, as administrative and collateral agent for the lenders	8-K	10.2	4/7/2022	001-11476
10.16	Collateral Pledge Agreement dated April 1, 2022, by and among Vertex Energy Inc., Vertex Refining Alabama LLC, each of Vertex Energy, Inc.’s direct and indirect subsidiaries party thereto and Cantor Fitzgerald Securities, as collateral agent for the lenders	8-K	10.3	4/7/2022	001-11476
10.17	Supply and Offtake Agreement dated April 1, 2022, by and between Macquarie Energy North America Trading Inc. and Vertex Refining Alabama LLC	8-K	10.4	4/7/2022	001-11476
10.18	Intercreditor Agreement dated April 1, 2022, among Cantor Fitzgerald Securities, as the term loan agent, Macquarie Energy North America Trading Inc., as the intermediation facility secured party, Vertex Refining Alabama LLC, and the other grantors party thereto	8-K	10.5	4/7/2022	001-11476
10.19	Guaranty between Vertex Energy, Inc. and Macquarie Energy North America Trading Inc., dated April 1, 2022	8-K	10.6	4/7/2022	001-11476
10.20	Pledge and Security Agreement dated April 1, 2022, between Vertex Alabama Refining LLC, and Macquarie Energy North America Trading Inc.	8-K	10.7	4/7/2022	001-11476
10.21	Registration Rights Agreement dated April 1, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants	8-K	10.8	4/7/2022	001-11476
10.22	Inventory Sales Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.	8-K	10.11	4/7/2022	001-11476
10.23#£	Crude Oil & Hydrocarbon Feedstock Supply Agreement dated April 1, 2022, by and between Vertex Refining LLC and Shell Trading (US) Company	8-K	10.12	4/26/2022	001-11476
10.24	Storage & Services Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.	8-K	10.13	4/26/2022	001-11476

10.25£	ULSD/Gasoline Offtake Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Equilon Enterprises LLC, dba Shell Oil Products US		8-K	10.14	4/26/2022	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*    Filed herewith.

**    Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Vertex Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

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

VERTEX ENERGY, INC.

Date: May 9, 2022	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)