Form 10-Q
period 2022-06-30
Vertex Energy Inc.
filed 2022-08-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 75,608,826 shares of common stock are issued and outstanding as of August 8, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the "Commission"), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022 (under the heading “Risk Factors” and in other parts of that report), which factors include:

•our need for additional funding and the availability of and terms of such funding;
•risks associated with our outstanding indebtedness, including our outstanding Convertible Senior Notes, including amounts owed, restrictive covenants and security interests in connection therewith, and our ability to repay such debts and amounts due thereon (including interest) when due, and mandatory and special redemption provisions thereof, and conversion rights associated therewith, including dilution caused thereby (in connection with the Convertible Senior Notes);
•security interests, guarantees and pledges associated with our outstanding Loan and Security Agreement and Supply and Offtake Agreement, and risks associated with such agreements in general;
•risks related to combining our operations with the recently acquired Mobile, Alabama refinery;
•risks associated with the capital project currently in process at our recently acquired Mobile, Alabama refinery, including costs, timing, delays and unanticipated problems associated therewith;
•health, safety, security and environment risks;
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

•our ability to maintain our relationships with Bunker One (USA) Inc, Macquarie Energy North America Trading Inc., and Shell;
•the impact of competitive services and products;
•our ability to complete and integrate future acquisitions;
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
•liabilities associated with acquired companies, assets or businesses;
•interruptions at our facilities;
•losses under derivative and hedging contracts;
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
Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022; fiscal 2021 means the year ended December 31, 2021, and fiscal 2020 means the year ended December 31, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$97,914	$36,130
Restricted cash	100	100,497
Accounts receivable, net	90,854	5,297
Inventory	201,752	3,736
Derivative commodity asset	—	96
Prepaid expenses and other current assets	36,627	4,280
Assets held for sale, current	92,494	84,116
Total current assets	519,741	234,152

Fixed assets, at cost	116,722	13,811
Less accumulated depreciation	(4,475)	(2,045)
Fixed assets, net	112,247	11,766
Finance lease right-of-use assets	44,373	—
Operating lease right-of use assets	4,768	5,011
Intangible assets, net	8,375	359
Other assets	1,159	14,772
TOTAL ASSETS	$690,663	$266,060

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$50,652	$4,216
Accrued expenses	30,560	3,618
Finance lease liability-current	652	302
Operating lease liability-current	953	960
Current portion of long-term debt, net	1,927	2,413
Obligations under inventory financing agreements, net	172,857	—
Derivative commodity liability	46,536	—
Liabilities held for sale, current	35,507	37,645
Total current liabilities	339,644	49,154

Long-term debt, net	135,332	114
Finance lease liability-long-term	44,640	—
Convertible senior unsecured note 2027, net	41,543	64,016
Operating lease liability-long-term	3,816	4,052
Derivative warrant liability	26,615	75,211
Other liabilities	1,378	—
Total liabilities	592,968	192,547

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

	June 30, 2022	December 31, 2021

TEMPORARY EQUITY
Redeemable non-controlling interest	—	43,447
Total temporary equity	—	43,447
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, zero and 385,601 shares issued and outstanding at June 30, 2022 and December 31, 2021, with a liquidation preference of $0 and $574,545 at June 30, 2022 and December 31, 2021.	—	—

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, zero shares issued or outstanding.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 75,509,002 and 63,287,965 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	76	63
Additional paid-in capital	278,455	138,620
Accumulated deficit	(182,588)	(110,614)
Total Vertex Energy, Inc. shareholders' equity	95,943	28,069
Non-controlling interest	1,752	1,997
Total equity	97,695	30,066
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$690,663	$266,060

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$991,839	$30,228	$1,032,056	$55,273
Cost of revenues (exclusive of depreciation and amortization shown separately below)	984,442	28,041	1,023,008	50,850
Depreciation and amortization attributable to costs of revenues	3,122	116	3,236	228
Gross profit	4,275	2,071	5,812	4,195

Operating expenses:
Selling, general and administrative expenses	36,641	4,177	45,423	7,035
Depreciation and amortization attributable to operating expenses	763	27	790	54

Total operating expenses	37,404	4,204	46,213	7,089

Loss from operations	(33,129)	(2,133)	(40,401)	(2,894)

Other income (expense):
Interest income	18	—	18	—
Other income	152	4,222	625	4,223
Loss on change in value of derivative warrant liability	(945)	(21,508)	(4,524)	(23,288)
Interest expense	(47,722)	(139)	(51,952)	(251)
Total other expense	(48,497)	(17,425)	(55,833)	(19,316)
Loss from continuing operations before income tax	(81,626)	(19,558)	(96,234)	(22,210)
Income tax benefit (expense)	—	—	—	—
Loss from continuing operations	(81,626)	(19,558)	(96,234)	(22,210)
Income from discontinued operations, net of tax (see note 16)	17,844	3,601	31,643	9,219
Net loss	(63,782)	(15,957)	(64,591)	(12,991)
Net income attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	165	243	97	626
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	3,023	3,175	6,829	4,783
Net loss attributable to Vertex Energy, Inc.	(66,970)	(19,375)	(71,517)	(18,400)

Accretion of redeemable noncontrolling interest to redemption value from continued operations	(6)	(387)	(428)	(762)
Accretion of discount on Series B and B1 Preferred Stock	—	(284)	—	(507)
Dividends on Series B and B1 Preferred Stock	—	—	—	258

Net loss attributable to shareholders from continuing operations	(81,797)	(20,472)	(96,759)	(23,847)

Net income attributable to shareholders from discontinued operations, net of tax	14,821	426	24,814	4,436
Net loss attributable to common shareholders	$(66,976)	$(20,046)	$(71,945)	$(19,411)

Basic income (loss) per common share
Continuing operations	$(1.20)	$(0.39)	$(1.47)	$(0.48)
Discontinued operations, net of tax	0.22	0.01	0.38	0.09
Basic income (loss) per common share	$(0.98)	$(0.38)	$(1.09)	$(0.39)

Diluted income (loss) per common share
Continuing operations	$(1.20)	$(0.39)	$(1.47)	$(0.48)
Discontinued operations, net of tax	0.22	0.01	0.38	0.09
Diluted income (loss) per common share	$(0.98)	$(0.38)	$(1.09)	$(0.39)

Shares used in computing earnings per share
Basic	67,923	52,683	65,660	50,210
Diluted	67,923	52,683	65,660	50,210

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except par value)
(UNAUDITED)

Six Months Ended June 30, 2022
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2022	63,288	$63	386	$—	—	$—	$138,620	$(110,614)	$1,997	$30,066
Exercise of options	60	—	—	—	—	—	76	—	—	76
Exercise of warrants	1,113	1	—	—	—	—	(1)	—	—	—
Share based compensation expense	—	—	—	—	—	—	250	—	—	250
Conversion of Series A Preferred stock to common	5	—	(5)	—	—	—	—	—	—	—
Reclassification of derivative liabilities	—	—	—	—	—	—	78,789	—	—	78,789
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(422)	—	(422)
Net income (loss)	—	—	—	—	—	—	—	(4,547)	3,739	(808)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,769)	(3,769)
Balance on March 31, 2022	64,466	64	381	—	—	—	217,734	(115,583)	1,967	104,182
Exercise of options to common	498	1	—	—	—	—	553	—	—	554
Exercise of options to common- unissued	—	—	—	—	—	—	3	—	—	3
Distribution to noncontrolling shareholder	—	—	—	—	—	—	—	—	(380)	(380)
Adjustment of redeemable non controlling interest	—	—	—	—	—	—	29	(29)	—	—
Conversion of Convertible Senior Notes to common	10,164	10	—	—	—	—	59,812	—	—	59,822
Share based compensation expense	—	—	—	—	—	—	324	—	—	324
Conversion of Series A Preferred stock to common	381	1	(381)	—	—	—	—	—	—	1
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	(66,970)	3,188	(63,782)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,023)	(3,023)
Balance on June 30, 2022	75,509	$76	—	$—	—	$—	$278,455	$(182,588)	$1,752	$97,695

See accompanying notes to the consolidated financial statements.

Six Months Ended June 30, 2021
	Common Stock		Series A Preferred		Series C Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2021	45,555	$46	420	$—	—	$—	$94,570	$(90,009)	$1,318	$5,925
Exercise of options	23	—	—	—	—	—	—	—	—	—
Exercise of B1 warrants	1,080	1	—	—	—	—	2,757	—	—	2,758
Exchanges of Series B Preferred stock to common	2,359	2	—	—	—	—	4,114	630	—	4,746
Share based compensation expense	—	—	—	—	—	—	150	—	—	150
Conversion of Series B Preferred stock to common	638	1	—	—	—	—	1,978	—	—	1,979
Conversion of Series B1 Preferred stock to common	2,087	2	—	—	—	—	3,254	—	—	3,256
Dividends on Series B and B1	—	—	—	—	—	—	—	(372)	—	(372)
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(224)	—	(224)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(373)	—	(373)
Net income	—	—	—	—	—	—	—	974	1,991	2,965
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(1,542)	(1,542)
Balance on March 31, 2021	51,742	52	420	—	—	—	106,823	(89,374)	1,767	19,268
Exercise of options to common	505	—	—	—	—	—	229	—	—	229
Exercise of options to common- unissued	—	—	—	—	—	—	475	—	—	475
Leverage Lubricants contribution	—	—	—	—	—	—	—	—	(13)	(13)
Exercise of B1 warrants	157	—	—	—	—	—	1,634	—	—	1,634
Exercise of B1 warrants-unissued	—	—	—	—	—	—	1,186	—	—	1,186
Share based compensation expense	—	—	—	—	—	—	205	—	—	205
Conversion of Series A Preferred stock to common	28	—	(28)	—	—	—	—	—	—	—
Conversion of Series B Preferred stock to common	1,842	2	—	—	—	—	5,707	—	—	5,709
Conversion of Series B Preferred stock to common-unissued	—	—	—	—	—	—	760	—	—	760
Conversion of Series B1 Preferred stock to common	5,635	6	—	—	—	—	8,785	—	—	8,791
Accretion of discount on Series B and B1	—	—	—	—	—	—	—	(284)	—	(284)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	—	—	—	(19,375)	3,418	(15,957)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,113)	(3,113)
Balance on June 30, 2021	59,909	$60	392	$—	—	$—	$125,804	$(109,420)	$2,059	$18,503

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net loss	$(64,591)	$(12,991)
Income from discontinued operations, net of tax	31,643	9,219
Loss from continuing operations	(96,234)	(22,210)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities, net of acquisitions
Stock based compensation expense	574	356
Depreciation and amortization	4,026	282
Gain on forgiveness of debt	—	(4,222)
Gain on sale of assets	(82)	(1)
Provision for environment clean up	1,428	—
Increase (reduction) of allowance for bad debt	(12)	620
Increase in fair value of derivative warrant liability	4,524	23,288
Loss on commodity derivative contracts	93,745	1,925
Net cash settlements on commodity derivatives	(64,814)	(1,961)
Amortization of debt discount and deferred costs	40,000	—
Changes in operating assets and liabilities, net of acquisition
Accounts receivable and other receivables	(85,545)	(2,489)
Inventory	(67,796)	(704)
Prepaid expenses and other current assets	(12,614)	1,641
Accounts payable	46,399	2,890
Accrued expenses	26,891	(217)
Other assets	(50)	(89)
Net cash used in operating activities from continuing operations	(109,560)	(891)
Cash flows from investing activities
Acquisition of business, net of cash	(227,525)	2
Software purchase	(106)	—
Purchase of fixed assets	(1,159)	(861)
Proceeds from sale of fixed assets	157	75
Net cash used in investing activities from continuing operations	(228,633)	(784)
Cash flows from financing activities
Payments on finance leases	(107)	(134)
Proceeds from exercise of options and warrants to common stock	632	2,829
Distributions to noncontrolling interest	(380)	—
Net borrowings on inventory financing agreements	172,607	—
Line of credit proceeds, net	—	1,032
Redemption of noncontrolling interest	(50,666)	—
Proceeds from note payable, net	165,718	—
Payments on note payable	(7,716)	(1,837)
Net cash provided by financing activities from continuing operations	280,088	1,890

Discontinued operations:
Net cash provided by operating activities	21,366	5,936
Net cash used in investing activities	(1,578)	(1,961)
Net cash used in financing activities	(296)	(118)
Net cash provided by discontinued operations	19,492	3,857

Net change in cash, cash equivalents and restricted cash	(38,613)	4,072
Cash, cash equivalents, and restricted cash at beginning of the period	136,627	10,995
Cash, cash equivalents, and restricted cash at end of period	$98,014	$15,067

SUPPLEMENTAL INFORMATION
Cash paid for interest	$11,438	$483
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equity component of the convertible note issuance	$78,789	$—
Conversion of Series B Preferred Stock into common stock	$—	$8,447
Conversion of Series B1 Preferred Stock into common stock	$—	$12,046
Exchanges of Series B Preferred Stock into common stock	$—	$4,747
Accretion of discount on Series B and B1 Preferred Stock	$—	$507
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$—	$(258)
Conversion of Convertible Senior Notes to common stock	$59,822	$—
Equipment acquired (disposed) under leases	$45,096	$174
Accretion of redeemable noncontrolling interest to redemption value	$428	$762

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
UMO Business
On June 29, 2021, Vertex Energy entered into an Asset Purchase Agreement (the “Sale Agreement”) with Vertex Energy Operating, LLC, Vertex’s wholly-owned subsidiary (“Vertex Operating”) and Vertex Refining LA, LLC (“Vertex LA”) (wholly-owned by Vertex Operating), Vertex Refining OH, LLC (“Vertex Ohio”) (wholly-owned by HPRM, LLC, of which Vertex Energy currently owns a 100% interest)(“HPRM”), Cedar Marine Terminals, L.P. (“CMT”) (indirectly wholly-owned), and H & H Oil, L.P. (“H&H”) (indirectly wholly-owned)(collectively, the “Vertex Entities”, and together, Vertex, Vertex Operating and the Vertex Entities, the “Seller Parties”), as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”). Pursuant to the Sale Agreement, the Company agreed to sell its used motor oil (UMO) business (the "UMO Business") to Safety-Kleen.
During the third quarter of 2021, the Company classified the UMO Business as held for sale based on management’s intention and the Company’s shareholders’ approval to sell this business. The Company’s historical financial statements have been revised to present the operating results of the UMO business as discontinued operations. The results of operations of this business are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this business have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the UMO Business have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
On January 24, 2022, each of the Company and its subsidiaries that were party to the Sale Agreement and Safety-Kleen, entered into an Asset Purchase Termination Agreement (the “Termination Agreement”) pursuant to which the Sale Agreement was terminated. Pursuant to the terms of the Termination Agreement, the Company agreed to pay a termination fee to Safety-Kleen of $3 million. Immediately upon receipt of such termination fee, which the Company paid simultaneously with the execution of the Termination Agreement, the Sale Agreement was terminated and is of no further force or effect, and with no further liability to any party thereunder, other than certain confidentiality obligations of the parties and ongoing liability for any willful or intentional breach of, or non-compliance with, the Sale Agreement.
The Company is still exploring opportunities to sell the UMO Business and believes it will sell such assets within a year.
NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands).

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$97,914	$36,130
Restricted cash	100	100,497
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$98,014	$136,627

The Company has placed $100 thousand of restricted cash in a money market account, to serve as collateral for payment of a credit card. As of December 31, 2021, a total of $100 million of restricted cash was held in an escrow account in connection with the issuance of the convertible notes, which was released in conjunction with the purchase of the Mobile Refinery (defined below) on April 1, 2022.

Accounts Receivable
Accounts receivable represents amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, do not bear interest and are not collateralized. The Company uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events, and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. The Company reviews the adequacy of its reserves and allowances quarterly.
Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $1 million and $1 million at June 30, 2022 and December 31, 2021, respectively.
Inventory and Obligations Under Inventory Financing Agreements

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals. Commodity inventories, excluding commodity inventories at the Mobile Refinery (defined and discussed below under “Note 14. Share Purchase, Subscription Agreements and Mobile Refinery Acquisition — Mobile Refinery Acquisition”), are stated at the lower of cost or net realizable value using the first in, first out (FIFO) accounting method. Commodity inventories at the Mobile Refinery are stated at the lower of cost or net realizable value using the weighted average inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales.

All of the crude oil utilized at the Mobile Refinery is financed by Macquarie Energy North America Trading Inc. ("Macquarie") under procurement contracts. The crude oil remains in the legal title of Macquarie and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, Macquarie takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement occurs at the end of the reporting period.

In connection with the consummation of the Mobile Acquisition (defined and discussed below under “Note 14. Share Purchase, Subscription Agreements and Mobile Refinery Acquisition — Mobile Refinery Acquisition”), the Company became a party to a Supply and Offtake Agreement with Macquarie. Under this arrangement, the Company purchases crude oil supplied from third-party suppliers and Macquarie provides credit support for certain of these purchases. Macquarie holds title to all crude oil and refined products inventories, except for liquefied petroleum gases or sulfur, at all times and pledges such inventories, together with all receivables arising from the sales of these inventories. The valuation of our terminal obligation requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the six months ended June 30, 2022 and 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates. Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.
Redeemable Noncontrolling Interests
As more fully described in “Note 14. Share Purchase and Subscription Agreements”, the Company is party to put/call option agreements with the holder of Vertex Refining Myrtle Grove LLC (“MG SPV”) and HPRM LLC, a Delaware limited liability company (“Heartland SPV”), which entities were formed as special purpose vehicles in connection with the transactions described in greater detail below, non-controlling interests. The put options permit MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments will become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments will become redeemable. The Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions and adjustment to net loss in determining net loss available to common stockholders for the purpose of calculating earnings per share. On April 1, 2022, the Company redeemed the non-controlling interest holder's interest of MG SPV, and on May 26, 2022, the Company redeemed the non-controlling interest holder's interest of Heartland SPV.
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
Revenue Recognition
Our revenues are generated through the sale of refined petroleum products and terminalling and storage services. We recognize revenue from product sales at prevailing market rates at the point in time in which the customer obtains control of the product. Terminalling and storage revenues are recognized as services are rendered, and our performance obligations have been satisfied once the product has been transferred back to the customer. These services are short-term in nature, and the service fees charged to our customers are at prevailing market rates. The timing of our revenue recognition may differ from the timing of payment from our customers. A receivable is recorded when revenue is recognized prior to payment and we have an unconditional right to payment.
Environmental Matters
We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liability represents the expected costs of remediating contaminated soil and groundwater at the site. Costs of future expenditures for environmental remediation obligations are discounted to their present value.

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

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2022 and 2021 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	As of and for the Six Months Ended
	June 30, 2022		June 30, 2021
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	42%	1%	21%	14%
Customer 2	17%	18%	17%	20%
Customer 3	9%	—%	16%	10%

For each of the six months ended June 30, 2022 and 2021, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	—%	43%	—%	—%	27%	—%
Customer 2	—%	18%	—%	—%	—%	78%
Customer 3	—%	9%	—%	—%	20%	—%

The Company had one vendor that represented 70% and 59% of total purchases for the six months ended June 30, 2022 and 2021, respectively, and 73% and 69% of total payables at June 30, 2022 and 2021, respectively.

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
Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a member of the Board of Directors, serves as a partner. During the six months ended June 30, 2022 and 2021, we paid $382 thousand and $134 thousand, respectively, to such law firm for services rendered, which services includes the drafting and negotiation of, and due diligence associated with, the Sale Agreement and Refinery Purchase Agreement (defined and discussed below), and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreement, discussed below.
NOTE 4. REVENUES

Disaggregation of Revenue

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended June 30, 2022
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$20,254	$966,390	$5,195	$991,839
Sources of Revenue
Gasolines	—	255,909	—	255,909
Jet Fuels	—	143,688	—	143,688
Diesel	—	322,317	—	322,317
Pygas	—	20,685	—	20,685
Oil collection services	26	—	—	26
Metals	—	—	4,318	4,318
Other refinery products	666	72,460	877	74,003
VGO/Marine fuel sales	19,562	151,331	—	170,893
Total revenues	$20,254	$966,390	$5,195	$991,839

	Three Months Ended June 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$155	$23,836	$6,237	$30,228
Sources of Revenue
Gasolines	—	6,083	—	6,083
Diesel	—	13,481	—	13,481
Pygas	—	3,862	—	3,862
Industrial fuel	—	410	—	410
Oil collection services	155	—	—	155
Metals	—	—	6,151	6,151
Other refinery products	—	—	86	86
Total revenues	$155	$23,836	$6,237	$30,228

	Six Months Ended June 30, 2022
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$21,804	$1,001,109	$9,143	$1,032,056
Sources of Revenue
Gasolines	—	263,458	—	263,458
Jet Fuels	—	143,688	—	143,688
Diesel	—	344,225	—	344,225
Pygas	—	25,375	—	25,375
Industrial fuel	—	572	—	572
Oil collection services	240	—	—	240
Metals	—	—	7,733	7,733
Other refinery products	666	72,460	1,410	74,536
VGO/Marine fuel sales	20,898	151,331	—	172,229
Total revenues	$21,804	$1,001,109	$9,143	$1,032,056

	Six Months Ended June 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Southern United States	$278	$43,110	$11,885	$55,273
Sources of Revenue
Gasolines	—	10,494	—	10,494
Diesel	—	25,060	—	25,060
Pygas	—	6,835	—	6,835
Industrial fuel	—	721	—	721
Oil collection services	278	—	3	281
Metals	—	—	11,796	11,796
Other refinery products	—	—	86	86
Total revenues	$278	$43,110	$11,885	$55,273

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2022 and December 31, 2021(in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable trade	$91,866	$6,297
Allowance for doubtful accounts	(1,012)	(1,000)
Accounts receivable trade, net	$90,854	$5,297

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

NOTE 6. FINANCING ARRANGEMENTS

The Company's outstanding debt facilities as of June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

Creditor	Loan Type	Balance on June 30, 2022	Balance on December 31, 2021
Term Loan 2025	Loan	$165,000	$—
John Deere Note	Note	—	93
AVT Equipment Lease-HH	Finance Lease	—	302
SBA Loan	SBA Loan	59	59
VRA Finance Lease	Finance Lease	45,291	—
Various institutions	Insurance premiums financed	9,236	2,375
Principal amount of long-term debt and finance lease liabilities		219,586	2,829
Less: unamortized discount and deferred financing costs		(37,035)	—
Total debt, net of unamortized discount and deferred financing costs		182,551	2,829
Less: current maturities, net of unamortized discount and deferred financing costs		(2,579)	(2,715)
Long term debt and finance lease liabilities, net of current maturities		$179,972	$114

Future contractual principal maturities of notes payable as of June 30, 2022 are summarized as follows (in thousands):

Year Ended June 30,	Amount Due
2023	$14,013
2024	9,514
2025	154,049
2026	1,605
2027	1,809
Thereafter	38,596
Total	$219,586

Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest rates from 3.24% to 4.09% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $9.2 million at June 30, 2022 and $2.4 million at December 31, 2021.

Finance Leases

On April 1, 2022, the Company entered into one finance lease. Base payments are $0.4 million per month for the first six months, increasing to $0.5 million per month for the next 180 months. The amount of the right of use assets is $44.4 million at June 30, 2022, and the finance lease obligation is $45 million at June 30, 2022.

Term Loan

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

Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $125 million term loan to Vertex Refining (the “Initial Term Loan”), the proceeds of which, less agreed upon fees and discounts, were held in escrow prior to the Closing Date, pursuant to an Escrow Agreement. On the Closing Date, net proceeds from the term loans, less the agreed upon fees and discounts, as well as certain transaction expenses, were released from escrow to Vertex Refining in an aggregate amount of $94 million.

On May 26, 2022, each of the Initial Guarantors (including the Company), Vertex Ohio, HPRM LLC, a Delaware limited liability company (“HPRM”), and Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”, and together with Vertex Ohio and HPRM, the “Additional Guarantors”, and the Additional Guarantors, together with the Initial Guarantors, the “Guarantors”, and the Guarantors, together with Vertex Refining, the “Loan Parties”), entered into an Amendment Number One to Loan and Security Agreement (“Amendment No. One to Loan Agreement”), with certain of the Lenders and CrowdOut Warehouse LLC, as a lender (the “Additional Lenders” and together with the Initial Lenders, the “Lenders”) and the Agent, pursuant to which, the amount of the Term Loan (as defined below) was increased from $125 million to $165 million, with the Additional Lenders providing an additional term loan in the amount of $40 million (the “Additional Term Loan”, and together with the Initial Term Loan, the “Term Loan”).

Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on March 31, 2023 and ending on December 31, 2024, Vertex Refining is required to repay $2 million of the principal amount owed under the Loan and Security Agreement (i.e., 1.25% of the original principal amount per quarter), subject to reductions in the event of any prepayment of the Loan and Security Agreement.

The Company used a portion of the proceeds from the Term Loan borrowing to pay a portion of the purchase price associated with the acquisition of the Mobile Refinery (defined below) acquired by Vertex Refining on April 1, 2022, as discussed in greater detail below, and to pay certain fees and expenses associated with the closing of the Loan and Security Agreement and is required to use the remainder of the funds for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.
Warrant Agreement and Derivative Liabilities

In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company to the Lenders (and/or their affiliates) on the Closing Date (the “Initial Warrants”). The terms of the warrants are set forth in a Warrant Agreement (the “April 2022 Warrant Agreement”) entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into the Amendment No. One to Loan Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “Additional Warrants” and together with the Initial Warrants, the “Warrants”) to purchase 250 thousand shares of the Company’s common stock to the Additional Lenders and their affiliates. The terms of the Additional Warrants are set forth in a Warrant Agreement (the “May 2022 Warrant Agreement” and together with the April 2022 Warrant Agreement, the “Warrant Agreements”) entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
Each holder shall have a put right to require the Company to repurchase any portion of the warrants held by such holder concurrently with the consummation of such fundamental transaction. The fundamental transaction clause requires the warrants to be classified as liabilities.

The initial 2.75 million Initial Warrants were valued at April 1, 2022, the 250 thousand additional Warrants were valued at May 26, 2022 and the total 3 million warrants were revalued at June 30, 2022 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $23 million, $3 million and $27 million, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 97%-111%, risk free interest rate of 2.61% - 3.01% and expected term of 5.5 years.

The following is an analysis of changes in the derivative liability for the six months ended June 30, 2022 (in thousands):

Level Three Roll-Forward
2022
Balance at beginning of period	$—
April 1 warrants issued	22,796
May 26 warrants issued	2,874
Value of warrants exercised	—
Change in valuation of warrants	945
Balance at end of period	$26,615

Indenture and Convertible Senior Notes
On November 1, 2021, we issued $155 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Notes”) pursuant to an Indenture (the “Indenture”), dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering (the “Note Offering”) to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Securities Purchase Agreements. The issue price was 90% of the face amount of each note. Interest payments on the Notes are paid semiannually on April 1 and October 1 of each year, beginning on April 1, 2022. On April 1, 2022, a total of $4 million of interest was paid on our outstanding Convertible Senior Notes.
A total of seventy-five percent (75%) of the net proceeds from the offering were placed into an escrow account to be released to the Company, upon the satisfaction of certain conditions, including the satisfaction or waiver of all of the conditions precedent to the Company’s obligation to consummate the Mobile Acquisition (collectively, the “Escrow Release Conditions”). The Mobile Acquisition (defined below) was consummated on April 1, 2022, and the proceeds from the sale of the Convertible Senior Notes which were held in escrow were released on April 1, 2022.
Prior to July 1, 2027, the Convertible Senior Notes will be convertible at the option of the holders of the Convertible Senior Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, provided that until such time as the Company’s stockholders had approved the issuance of more than 19.99% of our common stock issuable upon conversion of the Convertible Senior Notes in accordance with the rules of The Nasdaq Capital Market, such Convertible Senior Notes were not convertible.
Initially, a maximum of 36 million shares of common stock could be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which is subject to customary and other adjustments described in the Indenture.
On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon conversion of the Convertible Senior Notes, in accordance with Nasdaq Listing Rules 5635 (a) and (d). Accordingly, $79 million of derivative Convertible Senior Note liabilities were reclassified to additional paid in capital.
On May 26, 2022, May 27, 2022, May 31, 2022, and June 1, 2022, holders of $60 million of the Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture. The shares of common stock issued upon conversion of the $60 million in 6.25% Convertible Senior Notes due 2027 were issued in reliance upon Section 3(a)(9) of the Securities Act, as involving an exchange by the Company exclusively with its security holders. Upon the conversion, the Company recognized $33.9 million unamortized deferred loan cost and discount as interest expense.
The components of the Convertible Senior Notes are presented as follows (in thousands):

June 30, 2022
Principal Amounts	$155,000
Conversion of principal into common stock	(59,822)
Unamortized discount and issuance costs	(53,635)
Net Carrying Amount	$41,543
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The following table represents the future interest payment (in thousands):

Interest payable	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Interest payable	$6,572	$5,949	$5,949	$5,949	$5,949	$2,974
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

Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended June 30, 2022 and 2021 excludes: 1) options to purchase 0.8 million and 5.6 million shares, respectively, of common stock, 2) warrants to purchase 1.3 million and 1.9 million shares, respectively, of common stock, 3) Series A Preferred Stock which is convertible into 0 and 0.4 million shares of common stock, and 6) 22.2 million shares of common stock which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes.

Due to their anti-dilutive effect, the calculation of diluted earnings per share for the six months ended June 30, 2022 and 2021 excludes: 1) options to purchase 0.9 million and 5.6 million shares, respectively, of common stock, 2) warrants to purchase 1.6 million and 1.9 million shares, respectively, of common stock, 3) Series A Preferred Stock which is convertible into 0 and 0.4 million shares of common stock, and 6) 22.2 million shares of common stock which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted loss per Share
Numerator:
Net loss attributable to shareholders from continuing operations	$(81,797)	$(20,472)	$(96,759)	$(23,847)
Net income attributable to shareholders from discontinued operations, net of tax	14,821	426	24,814	4,436
Net loss attributable to common shareholders	$(66,976)	$(20,046)	$(71,945)	$(19,411)
Denominator:
Weighted-average common shares outstanding	67,923	52,683	65,660	50,210
Continuing operations	$(1.20)	$(0.39)	$(1.47)	$(0.48)
Discontinued operations, net of tax	0.22	0.01	0.38	0.09
Basic and diluted loss per share	$(0.98)	$(0.38)	$(1.09)	$(0.39)

NOTE 8. COMMON STOCK

During the six months ended June 30, 2022, the Company issued 386 thousand shares of common stock in connection with the conversion of Series A Convertible Preferred Stock, pursuant to the terms of such securities, issued 1.1 million shares of the Company's common stock in exchange for warrants to purchase 1.5 million shares of the Company's common stock with an exercise price of $2.25 per share on a cashless basis, and issued 10.2 million shares of the Company's common stock in conversion of $59.8 million in Convertible Senior Notes. In addition, the Company issued 0.6 million shares of common stock in connection with the exercise of options.

During the six months ended June 30, 2021, the Company issued 13.8 million shares of common stock in connection with the conversion of Series A, Series B & B1 Convertible Preferred Stock and exercises of warrants into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 0.5 million shares of common stock in connection with the exercise of options.

Warrant Exchange Agreement

On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP (the “Holder” and "Tensile"). Pursuant to the Exchange Agreement, the Holder agreed to exchange outstanding warrants to purchase 1.5 million shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1.1 million shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
Conversion of Convertible Senior Notes
On May 26, 2022, May 27, 2022, May 31, 2022, and June 1, 2022, holders of $59.8 million of the Company’s 6.25% Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture.

Conversion of Series A Preferred Stock

Pursuant to the designation of the rights and preferences of the Series A Convertible Preferred Stock of the Company, each share of Series A Convertible Preferred Stock is automatically converted into shares of common stock of the Company (on a one-for-one basis), automatically and without further action by the Company or any holder, upon the first to occur of certain events, including if the closing price of the Company’s common stock on the Nasdaq Capital Market averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period averages at least 7,500 shares (the “Automatic Conversion Provision”).

Effective on June 10, 2022, the Automatic Conversion Provision of the Series A Convertible Preferred Stock was triggered, and the 374,337 outstanding shares of the Company’s Series A Convertible Preferred Stock automatically converted into 374,337 shares of common stock of the Company and on June 10, 2022, all rights of any holder with respect to the shares of the Series A Convertible Preferred Stock so converted, including the rights, if any, to receive distributions of the Company’s assets terminated, except only for the rights of such holders to receive certificates for the number of whole shares of common stock into which such shares of the Series A Convertible Preferred Stock were converted.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50 million shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5 million (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10 million. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17 million. The total number of designated shares of Series C Convertible Preferred Stock is 44,000. As of June 30, 2022 and December 31, 2021, there were 0 and 386 thousand shares, respectively, of Series A Preferred Stock issued and outstanding. As of June 30, 2022 and December 31, 2021, there were no shares of Series B , B1 and C Preferred Stock outstanding.

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

(2) The Refining and Marketing segment consists primarily of the sale of gasoline, diesel and jet fuel produced at our Mobile refinery as well as pygas and industrial fuels, which are produced at a third-party facility.

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

Segment information for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

THREE MONTHS ENDED JUNE 30, 2022
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Gasolines	$—	$255,909	$—	$255,909
Jet Fuels	—	143,688	—	143,688
Diesel	—	322,317	—	322,317
Pygas	—	20,685	—	20,685
Oil collection services	26	—	—	26
Metals (1)	—	—	4,318	4,318
Other refinery products (2)	666	72,460	877	74,003
VGO/Marine fuel sales	19,562	151,331	—	170,893
Total revenues	20,254	966,390	5,195	991,839
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,147	959,767	4,528	984,442
Depreciation and amortization attributable to costs of revenues	31	3,009	82	3,122
Gross profit	76	3,614	585	4,275
Selling, general and administrative expenses	12,027	23,597	1,017	36,641
Depreciation and amortization attributable to operating expenses	27	736	—	763
Loss from operations	$(11,978)	$(20,719)	$(432)	$(33,129)

THREE MONTHS ENDED JUNE 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Gasolines	$—	$6,083	$—	$6,083
Diesel	—	13,481	—	13,481
Pygas	—	3,862	—	3,862
Industrial fuel	—	410	—	410
Oil collection services	155	—	—	155
Metals (1)	—	—	6,151	6,151
Other refinery products (2)	—	—	86	86
Total revenues	155	23,836	6,237	30,228
Cost of revenues (exclusive of depreciation and amortization shown separately below)	363	22,248	5,430	28,041
Depreciation and amortization attributable to costs of revenues	19	31	66	116
Gross profit (loss)	(227)	1,557	741	2,071
Selling, general and administrative expenses	3,281	687	209	4,177
Depreciation and amortization attributable to operating expenses	27	—	—	27
Income (loss) from operations	$(3,535)	$870	$532	$(2,133)

SIX MONTHS ENDED JUNE 30, 2022
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Gasoline	$—	$263,458	$—	$263,458
Jet Fuels	—	143,688	—	143,688
Diesel	—	344,225	—	344,225
Pygas	—	25,375	—	25,375
Industrial fuel	—	572	—	572
Oil collection services	240	—	—	240
Metals (1)	—	—	7,733	7,733
Other refinery products (2)	666	72,460	1,410	74,536
VGO/Marine fuel sales	20,898	151,331	—	172,229
Total revenues	21,804	1,001,109	9,143	1,032,056
Cost of revenues (exclusive of depreciation and amortization shown separately below)	21,797	992,854	8,357	1,023,008
Depreciation and amortization attributable to costs of revenues	47	3,033	156	3,236
Gross profit (loss)	(40)	5,222	630	5,812
Selling, general and administrative expenses	19,438	24,721	1,264	45,423
Depreciation and amortization attributable to operating expenses	54	736	—	790
Loss from operations	$(19,532)	$(20,235)	$(634)	$(40,401)

SIX MONTHS ENDED JUNE 30, 2021
	Black Oil	Refining & Marketing	Recovery	Total
Revenues:
Gasoline	$—	$10,494	$—	$10,494
Diesel	—	25,060	—	25,060
Pygas	—	6,835	—	6,835
Industrial fuel	—	721	—	721
Oil collection services	278	—	3	281
Metals (1)	—	—	11,796	11,796
Other refinery products (2)	—	—	86	86
Total revenues	278	43,110	11,885	55,273
Cost of revenues (exclusive of depreciation and amortization shown separately below)	643	40,198	10,009	50,850
Depreciation and amortization attributable to costs of revenues	39	63	126	228
Gross profit (loss)	(404)	2,849	1,750	4,195
Selling, general and administrative expenses	5,223	1,447	365	7,035
Depreciation and amortization attributable to operating expenses	54	—	—	54
Income (loss) from operations	$(5,681)	$1,402	$1,385	$(2,894)

(1) Metals consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.
(2) Other re-refinery products include the sales of asphalt, condensate, recovered products, and other petroleum products.

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at June 30, 2022 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $146 million as of June 30, 2022 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $65 million from January 1, 2022 through June 30, 2022.

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

The mark-to-market effects of these contracts as of June 30, 2022 and December 31, 2021, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of June 30, 2022
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Aug. 2022- Oct. 2022	$14.77	3,220	$(47,773)
Options	Aug 2022 - Aug 2022	$6.98	63	$1,048
Futures	Aug 2022 - Aug 2022	$45.79	15	$(17)
Futures	Sep 2022 - Sep 2022	$44.42	13	$41
Futures	June 2022 - June 2022	$47.79	9	$165

As of December 31, 2021
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Options	Dec. 2021-Mar. 2022	$3.18	18	$136
Futures	Dec. 2021-Mar. 2022	$31.59	20	$71
Futures	Dec. 2021-Mar. 2022	$32.48	50	$(111)

The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 are presented in the table below.

Balance Sheet Classification	Contract Type	2022	2021

	Crude oil options	$1,048	$136
	Crude oil swaps	(47,773)	—
	Crude oil futures	189	(40)
Derivative commodity assets (liabilities)		$(46,536)	$96

For the three months ended June 30, 2022 and 2021, we recognized $94.3 million and $1 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

For the six months ended June 30, 2022 and 2021, we recognized $93.7 million and $1.9 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 13. LEASES

Finance Leases

On April 1, 2022, the Company entered into one finance lease and the balance of finance lease right-of-use lease assets is $44.4 million at June 30, 2022. The associated amortization expenses for the three months ended June 30, 2022 and 2021 were $0.8 million and $1.1 thousand, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended June 30, 2022 and 2021 were $0.8 million and $14 thousand, respectively, and are included in interest expense on the unaudited consolidated statements of operations. The associated amortization expenses for the six months ended June 30, 2022 and 2021 were $0.8 million and $2.2 thousand, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the six months ended June 30, 2022 and 2021 were $1.4 million and $23 thousand, respectively, and are included in interest expense on the unaudited consolidated statements of operations. Please see “Note 6. Financing Arrangements” for more details.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and six months ended June 30, 2022 and 2021. Total operating lease costs for both the three months ended June 30, 2022 and 2021 were $0.25 million and $0.2 million, respectively. Total operating lease costs for both the six months ended June 30, 2022 and 2021 were $0.5 million and $0.4 million, respectively.
Cash Flows
Cash paid for amounts included in operating lease liabilities was $0.5 million and $0.4 million during the six months ended June 30, 2022 and 2021, and is included in operating cash flows. Cash paid for amounts included in finance lease was $107 thousand and $134 thousand during the six months ended June 30, 2022 and 2021, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2022 (in thousands):

June 30, 2022
	Facilities	Equipment	Plant	Total
Year 1	$244	$8	$702	$954
Year 2	105	7	701	813
Year 3	47	6	701	754
Year 4	11	—	701	712
Year 5	—	—	701	701
Thereafter	—	—	3,331	3,331
Total lease payments	407	21	6,837	7,265
Less: interest	(33)	(1)	(2,462)	(2,496)
Present value of operating lease liabilities	$374	$20	$4,375	$4,769

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2022:

Remaining lease term and discount rate:	June 30, 2022
Weighted average remaining lease terms (years)
Lease facilities	1.62
Lease equipment	2.84
Lease plant	9.37
Weighted average discount rate
Lease facilities	9.16%
Lease equipment	8.00%
Lease plant	9.37%
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
NOTE 14. SHARE PURCHASE, SUBSCRIPTION AGREEMENTS AND MOBILE REFINERY ACQUISITION

Completion of Myrtle Grove Purchase Agreement
On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex.

Myrtle Grove Redeemable Noncontrolling Interest
In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net loss of $38 thousand to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This accretion adjustment of $0.4 million increased the carrying amount of redeemable noncontrolling interests to the redemption value as of April 1, 2022 of $7.2 million. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of June 30, 2022 and 2021 (in thousands):

	June 30, 2022	June 30, 2021
Beginning balance	$6,812	$5,473
Net loss attributable to redeemable non-controlling interest	(38)	(129)
Accretion of non-controlling interest to redemption value	428	762
Redemption of non-controlling interest	(7,202)
Ending balance	$—	$6,106

Completion of Heartland Purchase Agreement
On May 26, 2022, the Company, through Vertex Splitter acquired the 65% noncontrolling interest of Heartland SPV held by Tensile-Heartland from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $43.5 million, which was based on the value of the Class B Unit preference of Heartland SPV held by Tensile-Heartland, plus capital invested by Tensile-Heartland in Heartland SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of Heartland SPV, which in turn owns the Company’s Columbus, Ohio, re-refining complex.
Heartland Redeemable Noncontrolling Interest

In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net income of $6.8 million to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At May 26, 2022, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 was $43.5 million. On May 26, 2022, the Company acquired a 65% interest in Heartland SPV from Tensile for $43.5 million.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of June 30, 2022 and 2021 (in thousands):

	June 30, 2022	June 30, 2021
Beginning balance	$36,635	$26,139
Net income attributable to redeemable non-controlling interest	6,829	4,783
Redemption of non-controlling interest	(43,464)	—
Ending balance	$—	$30,922

The amount of accretion of redeemable noncontrolling interest to redemption value of $0.4 million and $0.8 million are presented as an adjustment to net income (loss) attributable to Vertex Energy, Inc., to arrive at net income (loss) attributable to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the six months ended June 30, 2022 and 2021, respectively.
Mobile Refinery Acquisition

On April 1, 2022, Vertex Operating assigned its rights to the May 26, 2021 Sale and Purchase Agreement between Vertex Operating and Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”) (the “Refinery Purchase Agreement”), to Vertex Refining and on the same date, Vertex Refining completed the acquisition of a Mobile, Alabama refinery (the “Mobile Refinery”) from Shell (the “Mobile Acquisition”). On the Effective Date, a total of $75 million (less $10 million previously paid) was paid by Vertex Refining in consideration for the acquisition of the Mobile Refinery, which amount is subject to customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $0.4 million, $15.9 million was paid to Shell for previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items, and $130 million was paid to Shell by Vertex Refining in connection with the purchase of certain crude oil inventory and finished products owned by Shell and located at the Mobile Refinery on April 1, 2022 (approximately $124 million of which was funded by Macquarie (defined below) as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between Vertex Refining and Macquarie). The Company also paid $8.7 million at closing pursuant to the terms of a Swapkit Purchase Agreement entered into with Shell on May 26, 2021 (the “Swapkit Agreement”), pursuant to which the Company agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”).

The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report. The following table summarizes the preliminary determination and recognition of assets acquired (in thousands):

	Financing agreement	Vertex acquisition	Total
Inventory	$124,311	$5,909	$130,220
Prepaid assets	—	147	147
Fixed assets	—	97,158	97,158
Total purchase price	$124,311	$103,214	$227,525

The following table presents summarized results of operations of Mobile Refinery for the period from April 1, 2022 to June 30, 2022, and are included in the accompanying consolidated statement of operations for the period ended June 30, 2022 (in thousands):

For Three Months Ended June 30, 2022
Revenue	$922,196
Net loss	$(24,271)
The following table presents unaudited pro forma results of operations reflecting the acquisition of Mobile Refinery as if the acquisition had occurred as of January 1, 2021. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future (in thousands):

	For Six Months Ended June 30,
	2022	2021
Revenue	$1,670,800	$942,900
Net income (loss)	$30,200	$(24,900)

NOTE 15. INVENTORY FINANCING AGREEMENT

On April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all the Mobile Refinery Inventory from Vertex Refining for $130 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement, discussed in detail below. The following table summarizes our outstanding obligations under our inventory financing agreements as of June 30, 2022 (in thousands):

June 30, 2022
Obligations under inventory financing agreement	$174,607
Unamortized financing cost	(1,750)
Obligations under inventory financing agreement, net	$172,857

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

Pursuant to the Supply and Offtake Agreement, beginning on the Commencement Date and subject to certain exceptions, substantially all of the crude oil located at the Mobile Refinery and at a specified third party storage terminal from time to time will be owned by Macquarie prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Supply and Offtake Agreement, and subject to the terms and conditions and certain exceptions set forth therein, Macquarie will purchase from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and will own such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it.

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

Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie agreed to cooperate to develop and document, by no later than 180 days after the Commencement Date (September 28, 2022), procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following a planned renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”), which discussions are ongoing. If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.

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

NOTE 16. DISCONTINUED OPERATIONS
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

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended June 30, 2022, and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$59,429	$35,068	$112,459	$68,216
Cost of revenues (exclusive of depreciation shown separately below)	33,585	24,965	65,977	45,611
Depreciation and amortization attributable to costs of revenues	1,332	1,278	2,636	2,513
Gross profit	24,512	8,825	43,846	20,092
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	6,243	4,648	11,327	9,716
Depreciation and amortization expense attributable to operating expenses	427	456	872	912
Total operating expenses	6,670	5,104	12,199	10,628
Income from operations	17,842	3,721	31,647	9,464
Other income (expense)
Interest expense	2	(120)	(4)	(245)
Total other expense	2	(120)	(4)	(245)
Income before income tax	17,844	3,601	31,643	9,219
Income tax benefit (expense)	—	—	—	—
Income from discontinued operations, net of tax	$17,844	$3,601	$31,643	$9,219

The assets and liabilities held for sale on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$15,135	$9,583
Inventory	9,014	5,548
Prepaid expenses	1,953	450
Total current assets	26,102	15,581

Fixed assets, at cost	66,065	63,837
Less accumulated depreciation	(34,388)	(32,045)
Fixed assets, net	31,677	31,792
Finance lease right-of-use assets	—	813
Operating lease right-of use assets	27,995	28,260
Intangible assets, net	6,236	7,107
Other assets	484	563
Assets held for sale	92,494	84,116

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	6,156	7,764
Accrued expenses	1,355	1,324
Finance lease liability-current	—	296
Operating lease liability-current	27,996	28,261
Liabilities held for sale, current	$35,507	$37,645

NOTE 17. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	June 30, 2022	December 31, 2021
Equipment	10	$75,176	$2,060
Furniture and fixtures	7	43	40
Leasehold improvements	15	338	113
Office equipment	5	1,167	918
Vehicles	5	575	373
Building	20	2,034	—
Land improvements	20	273
Construction in progress		30,101	10,307
Land		7,015	—
Total fixed assets		116,722	13,811
Less accumulated depreciation		(4,475)	(2,045)
Net fixed assets		$112,247	$11,766
The increase in fixed assets is due to the fixed assets acquired by the acquisition of the Mobile Refinery on April 1, 2022. Depreciation expense was $2.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, for the continued operations. Depreciation expense was $2.5 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively for the continued operations.
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
NOTE 18. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items:

		June 30, 2022			December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	3	$9,344	$969	$8,375	$538	$179	$359
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $763 thousand and $27 thousand for the three months ended June 30, 2022 and 2021, respectively. Total amortization expense of intangibles was $790 thousand and $54 thousand for the six months ended June 30, 2022 and 2021, respectively.
Estimated future amortization expense is as follows (in thousands):

Year 1	$3,051
Year 2	3,051
Year 3	2,273
Thereafter	—
$8,375

NOTE 19. ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued purchases	$6,440	$553
Accrued interest	2,111	1,594
Accrued compensation and benefits	241	1,082
Accrued income, real estate, sales and other taxes	1,328	389
RINS liabilities	20,389	—
Environmental liabilities - current	51	—
	$30,560	$3,618

The increase in accrued liabilities from December 31, 2021 is due to the operation of the Mobile Refinery, which was acquired on April 1, 2022.

NOTE 20. SUBSEQUENT EVENTS
Warrant Exercises
On July 11, 2022, two holders of warrants to purchase an aggregate of 165,000 shares of our common stock with an exercise price of $4.50 per share and a holder of warrants to purchase 15,000 shares of our common stock with an exercise price of $9.25 per share, exercised such warrants in a cashless exercise (surrendering 81,925 shares of common stock in connection with such exercise, valued based on the five day trailing volume weighted average price of the Company’s common stock, to pay the exercise price due in connection therewith), pursuant to the terms of such warrants, and were issued 98,075 shares of common stock.
On July 19, 2022, a holder of warrants to purchase 100 shares of our common stock with an exercise price of $4.50 per share exercised such warrants for cash and was issued 100 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (the “Annual Report”). The majority of the numbers presented below are rounded numbers and should be considered as approximate.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

“BBL” (also “bbl” or “Bbl”) is the abbreviated form for one barrel, 42 U.S. gallons of liquid volume.

“BPD” (also “bpd”) is the abbreviated form for barrels per day. This can refer to designed or actual capacity/throughput.

“BCD” (also “bcd”, “b/cd”) is the abbreviated form of barrels per calendar day; meaning the total number of barrels of actual throughput processed within 24 hours under typical operating conditions.

“Base oil” is a lubricant grade oil initially produced from refining crude oil or through chemical synthesis used in manufacturing lubricant products such as lubricating greases, motor oil, and metal processing fluids.

“Black Oil” is a term used to describe used lubricating oils, which may be visually characterized as dark in color due to carbon and other residual elements and compounds which accumulate through use. This term can also refer to the business segment within the Company, which manages used motor oil related operations and processes such as purchase, sales, aggregation, processing, and re-refining.

“Catalytic Reforming” is a process that uses heat, pressure, and a catalyst to convert low-octane naphthas into high-octane gasoline blending components.

“Cracking” refers to the process of breaking down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of heat, pressure, and sometimes a catalyst.

“Crude oil distillation” means the process of distilling vapor from liquid crudes, usually by heating and condensing the vapor slightly above atmospheric pressure turning it back to liquid in order to purify, fractionate or form the desired products.

“Cutterstock” also known as “cutter stock”, refers to any stream that is blended to adjust various properties of the resulting blend.

“Generator” means any person, by site, whose act or process produces used oil or whose act first causes used oil to become subject to regulation. Generators can be service stations, governments or other businesses that produce or receive used oil.

“IMO 2020” refers to the International Maritime Organization’s rule, effective January 1, 2020, which limited sulfur content in fuels used on board ships operating outside designated emission control areas to 0.50% mass by mass.

“LLS” means Louisiana Light Sweet Crude and is a grade of crude oil classified by its low sulfur content.

“LPG” means liquefied petroleum gases.

“Lubricant” or “lube” means a solvent-neutral paraffinic product used in commercial heavy-duty engine oils, passenger car oils, and specialty products for industrial applications such as heat transfer, metalworking, rubber, and other general process oil.

“MBL” means one thousand barrels.

“Re-Refining” refers to the process or industry which uses refining processes and technology with used oil as a feedstock to produce high-quality base stocks and intermediate feedstocks for lubricants, fuels, and other petroleum products.

“Refining adjusted EBITDA” represents net income (loss) from operations minus depreciation and amortization, unrealized gains and losses on hedging activities, gain and loss on intermediation agreement, and unusual or non-recurring charges included in selling, general, and administrative expenses.

“Refining gross margin” is defined as revenues less the cost of fuel intakes and other fuel costs. It excludes operating expenses and depreciation attributable to cost of revenues and other non-operating items included in costs of revenues.

“Refining gross margin per barrel of throughput” is calculated as refining gross margin divided by total throughput barrels for the period presented.

“Reformate” is a gasoline blending stock produced by catalytic reforming.

“Renewable Diesel” means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.

“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard (“RFS”) regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits to comply with the regulations.

“Sour Crude Oil” refers to crude oil containing quantities of sulfur greater than 0.4 percent by weight.

“Sweet Crude Oil” refers to crude oil containing quantities of sulfur equal to or less than 0.4 percent by weight.

“UMO” is the abbreviation for used motor oil.

“Vacuum Distillation” is the process of distilling vapor from liquid crudes, usually by heating and condensing the vapor below atmospheric pressure turning it back to a liquid in order to purify, fractionate or form the desired products.

“Vacuum Gas Oil” or “VGO” is a product produced from a vacuum distillation column which is predominately used as an intermediate feedstock to produce transportation fuels and other by-products such as gasoline, diesel and marine fuels.

“VTB” refers to vacuum tower bottoms, the leftover bottom product of distillation, which can be processed in cokers and used for upgrading into gasoline, diesel, and gas oil.

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

•Strategy and Plan of Operations. Discussion of our current strategy and plan of operations.

•Description of Business Activities. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•Results of Operations. An analysis of our financial results comparing the six and three months ended June 30, 2022, and 2021.

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

Strategy and Plan of Operations

The principal elements of our strategy include:

•Completion of Renewable Diesel Conversion Project. We are in the process of completing a renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. To date, we have technology, engineering and construction partners and construction of foundations and fabrication of piping has commenced. Initial renewable production volumes are expected to come on-stream by the first quarter 2023. The Company expects the total project cost to be in the range of $90 to $100 million, funded entirely through existing cash on-hand and cash flow from operations.

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

•Pursue Selective Strategic Relationships or Acquisitions. We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations. In addition, we intend to pursue further vertical integration opportunities by acquiring complementary processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

Description of Business Activities

Below is a discussion of our business activities during the quarters ended June 30, 2022, and 2021. Effective April 1, 2022, we completed the acquisition of the Mobile Refinery (as discussed and defined below). As a result, since April 1, 2022, our operations include the operation of the Mobile Refinery. The Mobile Refinery and related logistics assets (“Logistics Assets”) are a group of downstream assets that operate ten miles north of Mobile, in Saraland, Alabama, which include the Mobile Refinery and Blakeley Island Terminal, a deep-water draft, bulk loading terminal facility, for crude oil and associated refined petroleum products located in Mobile, Alabama, with 600,000 Bbls of storage for loading/unloading of vessels along with a pipeline tie-in, as well as the related logistics infrastructure of a high capacity truck with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel. This activity falls in the financial results of our Refining and Marketing segment during the three months ended June 30, 2022. The Mobile Refinery has substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization and during the three months ended June 30, 2022, represented 93% of our total revenue.

The below description is of our business activities during the periods reported (the six months ended June 30, 2022, and 2021).

Vertex is an energy transition company specializing in refining and marketing high-value conventional and lower-carbon alternative transportation fuels. We are engaged in operations across the petroleum value chain, including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and refined products to end-users. We operate in three segments:

(1) Black Oil,

(2) Refining and Marketing, and

(3) Recovery.

We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest, and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending June 30, 2022, we aggregated approximately 87.4 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.4 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.

Our Black Oil segment collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process (“TCEP”), and we also utilize third-party processing facilities. TCEP’s original purpose was to re-refine used oil into marine cutterstock; however, between the third quarter of 2015 and the third quarter of 2019, and since the first quarter of 2020, the original purpose of TCEP has not been economically viable, and we have instead been using TCEP to pre-treat used oil feedstock; prior to shipping to our facility in Marrero, Louisiana.

We also operate a facility located in Marrero, Louisiana, which re-refines used motor oil and produces VGO, and a re-refining complex located in Belle Chasse, Louisiana, which we refer to as our Myrtle Grove facility.

Our Refining and Marketing segment manages the refining of crude oil and other petroleum by-products and sells those refined products to end customers.

Our Recovery segment includes a generator solutions company for properly recovering and managing hydrocarbon streams and metals, including transportation and marine salvage services throughout the Gulf Coast.

Black Oil Segment
Discontinued operations of Vertex includes the Black Oil Segment, also referred to as the UMO Business, Refer to Note 16, "Discontinued Operations" in the Notes to Financial Statements for additional information.

Our Black Oil segment is engaged in operations across the entire used motor oil recycling value chain, including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end-users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 43 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.

We manage the logistics of transport, storage, and delivery of used oil to our customers. Prior to the completion of the Mobile Refinery Acquisition, and during the period covered by this Report, we owned a fleet of 43 transportation trucks and more than 80 above-ground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil and Refining and Marketing segments. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. Also, as discussed above under “Description of Business Activities”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock, provided that we are currently using such technology solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product for the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), we produce a base oil product which in turn is sold to lubricant packagers and distributors.

Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the aggregation of feedstock, re-refining it into higher-value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks, including used motor oil, petroleum distillates, transmix, and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities, and third-party providers and transferred from our Black Oil segment. We have a toll-based processing agreement in place with Monument Chemical Port Arthur, LLC (“Monument Chemical”) to re-refine feedstock streams, under our direction, into various end products that we specify. Monument Chemical uses industry-standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock, and fuel oil cutterstock. We sell our re-refined products directly to end customers or processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products, and diesel used as engine fuels to third-party customers who typically resell these products to retailers and end consumers.
In addition, the newly acquired Mobile, Alabama facility is included in this segment. The Mobile Refinery and Logistics Assets are a group of downstream assets and related logistics infrastructure of the Mobile Truck Rack. The Mobile Refinery currently processes heavy and sour crude to produce vacuum gas oil (VGO), heavy olefin feed, regular gasoline, jet fuel and diesel fuel, vacuum tower bottoms (VTBs), and other incremental products such as LPGs, sulfur, and reformate. We are also currently in the process of completing a renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis, as discussed above.
Recovery Segment
    The Company’s Recovery Segment includes a generator solutions company for the proper recovery and management of hydrocarbon streams and other petroleum-based products, together with the recovery and processing of metals.

Products and Services

We generate the majority of our revenue from refining petroleum products, oil collection services, and sales of the below product categories, and gasolines, jet fuels and diesel. All of these products are commodities that are subject to various degrees of product quality and performance specifications.

Base Oil

Base oil is an oil to which other oils, additives, or other compounds are added to manufacture a finished lubricant. The primary substance in lubricants, base oil, can be refined from crude oil or re-refined from used motor oils.

Pygas

Pygas, or pyrolysis gasoline, is a product that can be blended with gasoline as an octane booster or distilled and separated into its components, including benzene and other hydrocarbons.

Industrial Fuel

Industrial fuel is a distillate fuel oil, typically a blend of lower-quality fuel oils. It can include diesel fuels and fuel oils such as No. 1, No. 2, and No. 4 diesel fuels that are historically used for space heating and power generation. Industrial fuel is typically a fuel with low viscosity, as well as low sulfur, ash, and heavy metal content, making it an ideal blending agent.

Distillates

Distillates are finished fuel products such as kerosene and diesel fuels.

Oil Collection Services

Oil collection services include the collection, handling, treatment, and transacting of used motor oil and related products which contain used motor oil (such as oil filters and absorbents) acquired from customers.

Metals
Metals consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut up, and sent back to a steel mill for re-purposing.
Other refinery products
Other refinery products include the sales of asphalt, condensate, recovered products, and other petroleum products.
VGO/Marine fuel sales
VGO/Marine fuel sales relate to the sale of low sulfur fuel meeting the criteria for IMO 2020 compliant marine fuels.
Olefins
Olefins are hydrotreated VGO.
The way that the product categories above fit into our three operating segments, (1) Black Oil; (2) Refining and Marketing; and (3) Recovery, are indicated below:

	Black Oil(1)	Refining and Marketing(2)	Recovery(3)
Gasolines		X
Jet Fuels		X
Diesel		X
Base oil	X		X
Pygas		X
Industrial fuel	X	X
Oil collection services	X
Metals			X
Other refinery products	X	X	X
VGO/Marine fuel sales	X

(1) As discussed in greater detail above under “Black Oil Segment”, the Black Oil segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock, and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; and (e) the sale of VGO (vacuum gas oil)/marine fuel.

(2) As discussed in greater detail above under “Refining and Marketing Segment”, the Refining and Marketing segment consists primarily of the sale of refined finished products which include jet fuel, gasolines, diesels, LPGs, residual fuels which are produced at our Mobile Refinery along with pygas and industrial fuels, which are produced at a third-party facility ("Monument Chemical").

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
Pursuant to the Heartland Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-Heartland and pursuant to the Myrtle Grove Purchase Agreement, the Company, through Vertex Splitter, agreed to acquire 100% of the outstanding securities of Tensile-MG, from Tensile-Vertex, the result of which will be that Vertex Splitter will own 100% of each of Heartland SPV and MG SPV.
On April 1, 2022, the Company, through Vertex Splitter acquired 100% of Tensile-MG from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company indirectly acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex, and consequently the Company, as of April 1, 2022, owns 100% of the Belle Chasse, Louisiana, re-refining complex.
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
On May 26, 2022, the Company, through Vertex Splitter acquired 100% of Tensile-Heartland from Tensile-Vertex for $43.5 million, which was equal to $35 million (the “Base Amount”), plus an amount accrued and accruing from and after May 31, 2021, on the Base Amount on a daily basis at the rate of 22.5% per annum compounded on the last day of each calendar quarter plus an amount equal to any and all cash and cash equivalents of Tensile-Heartland, as of the closing date. As a result of the closing, the Company acquired 100% of Heartland SPV, which in turn owns the Company’s Columbus, Ohio, Heartland facility.
The Heartland Purchase Agreement included customary representations of the parties, requires Vertex Splitter to maintain officer and director insurance for Tensile-Heartland for at least six years following the closing; requires that the parties bear their own fees and expenses; includes customary indemnification obligations; and includes mutual releases of the parties, which were effective upon closing.
The Company used funds from the Additional Term Loan to pay amounts due under the Heartland Purchase Agreement.
Heartland Note Amendment

Also on February 25, 2022, Vertex Operating, the Company and Heartland SPV, entered into a Second Amendment to Promissory Note (the “Second Note Amendment”), which amended the Heartland Note, to extend the due date of the Heartland Note until the earlier of (i) June 30, 2022; and (ii) five (5) calendar days following the closing of a sale of substantially all the assets of Vertex Refining OH, LLC (“Vertex Ohio”), and/or the sale of membership interests in Vertex Ohio possessing voting control (with the consent of the Company), provided that the Heartland Note may be prepaid in whole or in part at any time without premium or penalty and without the consent of Heartland SPV. The Heartland Note accrues interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. On May 26, 2022, the Heartland Note was forgiven after the completion of the Tensile-Heartland transaction as noted above as an inter-company transaction.

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
Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $125 million term loan to Vertex Refining (the “Initial Term Loan”), the proceeds of which, less agreed upon fees and discounts, were held in escrow prior to the Closing Date, pursuant to the Escrow Agreement, discussed above. On the Closing Date, net proceeds from the term loans, less the agreed upon fees and discounts, as well as certain transaction expenses, were released from escrow to Vertex Refining in an aggregate amount of $94.3 million.
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
The amounts borrowed pursuant to the terms of the Loan and Security Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, Vertex Refining’s obligations under the Loan and Security Agreement are jointly and severally guaranteed by substantially all of the Company’s subsidiaries and the Company (collectively, Vertex Refining, the Company and the Company’s subsidiaries which have guaranteed Vertex Refining’s obligations under the Loan and Security Agreement, each a “Loan Party” and collectively, the “Loan Parties”).
In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company to the Lenders (and/or their affiliates) on the Closing Date, as discussed in greater detail below.
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
Completion of Mobile Refinery Acquisition
On April 1, 2022, Vertex Operating assigned its rights to the May 26, 2021 Sale and Purchase Agreement (the “Refinery Purchase Agreement”) to Vertex Refining and on the same date, Vertex Refining completed the Mobile Acquisition. On the Effective Date, a total of $75.0 million (less $10 million previously paid) was paid by Vertex Refining in consideration for the acquisition of the Mobile Refinery, which amount is subject to customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $440 thousand, $15.9 million was paid to Shell for previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items, and $164.2 million was paid to Shell by Vertex Refining in connection with the purchase of certain crude oil inventory and finished products owned by Shell and located at the Mobile Refinery on the Closing Date (approximately $154 million of which was funded by Macquarie as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between Vertex Refining and Macquarie). The Company also paid $8.7 million at closing pursuant to the terms of a Swapkit Purchase Agreement entered into with Shell on May 26, 2021 (the “Swapkit Agreement”), pursuant to which the Company agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”).
As discussed above, we have started a renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis, which has an estimated cost of $90 to $100 and is expected to be online during the first quarter of 2023.

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
Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie agreed to cooperate to develop and document, by no later than 180 days after the Commencement Date, procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following a planned renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”), which discussions are ongoing. If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay certain amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.
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
Tripartite Agreements
Also on the Commencement Date, Vertex Refining, Macquarie and certain parties subject to crude oil supply and products offtake agreements with Vertex Refining, relating to the Mobile Refinery, entered into various tripartite agreements (the “Tripartite Agreements”), whereby Vertex Refining granted Macquarie the right, on a rolling daily or monthly basis, as applicable, to elect to assume Vertex Refining’s rights and obligations under such crude oil supply and products offtake agreements in connection with the performance of the Supply and Offtake Agreement, and the counterparties thereto are deemed to have consented to Macquarie assuming such obligations. Such Tripartite Agreements also provided for certain interpretations of the provisions of such supply and offtake agreements between Vertex Refining and such third parties in connection with Macquarie’s right to elect to assume Vertex Refining’s rights and obligations under such agreements. The Tripartite Agreements remain in place until the termination of the agreements to which they relate, or the earlier termination thereof as set forth in the Tripartite Agreements, including in the event of certain events of default by the parties thereto under the modified crude oil supply and products offtake agreements or the Supply and Offtake Agreement and related transaction documents and also in the event of the termination of the Supply and Offtake Agreement. Macquarie, Vertex Refining and a third party offtaker also entered into a tripartite agreement pursuant to which certain storage capacity within the Mobile Refinery which Macquarie had leased pursuant to the Storage and Services Agreement was effectively made available to such third party consistent with the terms agreed by such party and Vertex Refining in its underlying products offtake agreement. Macquarie, Vertex Refining and a third party storage terminal operator also entered into a tripartite agreement relating to the storage of Macquarie-owned crude oil in such terminal in connection with the Supply and Offtake Agreement.
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
Initial Warrant Agreement and Registration Rights Agreement
In connection with the entry into the Loan and Security Agreement, and as a required term and condition thereof, on April 1, 2022, the Company granted warrants (the “Initial Warrants”) to purchase 2.75 million shares of the Company’s common stock to the Lenders and their assigns. The terms of the Initial Warrants are set forth in a Warrant Agreement entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent (the “Initial Warrant Agreement”).

The Initial Warrants have a five-year term and a $4.50 per share exercise price, and include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the Warrant Agreement, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Initial Warrants upon the occurrence of such event, as described in greater detail in the Warrant Agreement, and increases the number of shares of common stock issuable upon exercise of the Initial Warrants, such that the aggregate exercise price of all Initial Warrants remains the same before and after any such dilutive event. The Initial Warrants are described in greater detail below under “Amendment Number One to Loan and Security Agreement”.
In connection with the grant of the Initial Warrants, the Company and the holders of such Warrants entered into a Registration Rights Agreement dated April 1, 2022 (the “Initial Registration Rights Agreement”), which was amended and replaced by the Amended and Restated Registration Rights Agreement discussed in greater detail below.
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
Amendment Number One to Loan and Security Agreement
On May 26, 2022, each of the Initial Guarantors (including the Company), Vertex Refining OH, LLC, an Ohio limited liability company (“Vertex Ohio”), HPRM, and Tensile-Heartland, and together with Vertex Ohio and HPRM, the “Additional Guarantors”, and the Additional Guarantors, together with the Initial Guarantors, the “Guarantors”, and the Guarantors, together with Vertex Refining, the “Loan Parties”), entered into an Amendment Number One to Loan and Security Agreement (“Amendment No. One to Loan Agreement”), with certain of the Lenders and CrowdOut Warehouse LLC, as a lender (the “Additional Lenders” and together with the Initial Lenders, the “Lenders”) and the Agent, pursuant to which, the amount of the Term Loan (as defined below) was increased from $125 million to $165 million, with the Additional Lenders providing an additional term loan in the amount of $40 million (the “Additional Term Loan”, and together with the Initial Term Loan, the “Term Loan”).
As part of the transaction, each of the Additional Guarantors entered into joinders to the prior intercreditor agreement, intercompany subordination agreement, and collateral and pledge agreements relating to the Term Loan, and certain of the prior mortgages securing the Term Loan were amended to provide the Additional Lenders secured rights over the amount of the Additional Term Loan.
The Amendment No. One to Loan Agreement amended the Loan and Security Agreement to provide for the Additional Term Loan; to provide for the grant of the Additional Warrants (defined and described below) to the Lenders; and to include certain other mutually negotiated changes to the Loan and Security Agreement, including permitting certain share buybacks.
The proceeds of the Additional Term Loan can be used by the Company to fund (i) the acquisition of Heartland SPV pursuant to the Heartland Purchase Agreement and (ii) certain fees and expenses associated with the closing of the transactions contemplated by the Heartland Purchase Agreement and the Additional Term Loan.
The Term Loan will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 9.25%. The funds borrowed in connection with the Term Loan were issued with an original issue discount of 1.5%. The Company also paid certain fees and transaction expenses in connection with the Term Loan. Amounts owed under the Loan and Security Agreement (as amended), if not earlier repaid, are due on April 1, 2025 (or the next business day thereafter). Interest on the Term Loans is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending June 30, 2022, (ii) in connection with any payment, prepayment or repayment of the Term Loans (including as discussed in greater detail below), and (iii) at maturity (whether upon demand, by acceleration or otherwise).
Pursuant to the Loan and Security Agreement (as amended), on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on March 31, 2023 and ending on December 31, 2024, Vertex Refining is required to repay $2,062,500 of the principal amount owed under the Loan and

Security Agreement (as amended) (i.e., 1.25% of the principal amount per quarter), subject to reductions in the event of any prepayment of the Loan and Security Agreement (as amended).
In connection with the Additional Term Loan, and as additional consideration to the Additional Lenders for loaning funds to the Company in connection therewith, the Company granted warrants to purchase 250,000 shares of common stock of the Company to the Lenders (and/or their affiliates), as discussed in greater detail below.
Additional Warrant Agreement and Amended and Restated Registration Rights Agreement
In connection with the entry into the Amendment No. One to Loan Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “Additional Warrants” and together with the Initial Warrants, the “Warrants”) to purchase 250,000 shares of the Company’s common stock to the Lenders and their affiliates. The terms of the Additional Warrants are set forth in a Warrant Agreement (the “Additional Warrant Agreement” and together with the Initial Warrant Agreement, the “Warrant Agreements”) entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the grant of the Additional Warrants, the Company and the holders of the Warrants entered into an Amended and Restated Registration Rights Agreement dated May 26, 2022, entered into between the Company and the holders of the Warrants (as amended and restated, the “Amended and Restated Registration Rights Agreement” or the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to file a registration statement (the “Initial Registration Statement”) with the SEC as soon as reasonably practicable and in no event later than 75 days following April 1, 2022 (i.e., on or before June 15, 2022), for purposes of registering the resale of the shares of common stock issuable upon exercise of the Warrants. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Initial Registration Statement; provided, that such date is extended until 120 days after the filing date if the Initial Registration Statement is reviewed by the staff of the Commission. The Registration Rights Agreement also provides the holders of the Warrants certain piggyback and demand registration rights (including pursuant to an underwritten offering, in the event the gross proceeds from such underwritten offering are expected to exceed $35 million). The Company filed and obtained effectiveness of the required Registration Statement on July 8, 2022.
The Additional Warrants have a five and one-half-year term and a $9.25 per share exercise price, and include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the Additional Warrant Agreement, are deemed to have granted, issued or sold, subject to certain exceptions, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Additional Warrants upon the occurrence of such event, as described in greater detail in the Additional Warrant Agreement, and increases the number of shares of common stock issuable upon exercise of the Additional Warrants, such that the aggregate exercise price of all Additional Warrants remains the same before and after any such dilutive event.
Until or unless the Company receives shareholder approval under applicable Nasdaq listing rules for the issuance of more than 19.9% of the Company’s outstanding shares of common stock on April 1, 2022, pursuant to the exercise of Warrants (i.e., 12,828,681 shares of common stock, based on 64,465,734 shares of outstanding common stock on such date) (the “Share Cap”), the Company may not issue more shares of common stock upon exercise of the Warrants than the Share Cap, and is required to pay the Lenders cash, based on the fair market value of any shares required to be issued upon exercise of the Prior Warrants and Additional Warrants (as calculated in the Warrant Agreement), in excess of the Share Cap. Upon the occurrence of a fundamental transaction (as described in the Warrant Agreements), the Warrant Agreements (a) provide each holder a put right and (b) provides the Company with a call right in respect of the Warrants. Upon the exercise of a put right by the holder or a call right by the Company, the Company is obligated to repurchase the Warrants for the Black Scholes Value of the Warrants repurchased, as calculated in the Warrant Agreements. The Warrants also include cashless exercise rights and a provision preventing a holder of the Warrants from exercising any portion of their Warrants if such holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99% (as applicable pursuant to the Warrant Agreements) of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, subject to certain rights of the holders to increase or decrease such percentage.
Amendment No. 1 to the First Amended and Restated Registration Rights Agreement
On June 15, 2022, the Company and the holders of the Warrants (the “Warrant Holders”) entered into an Amendment No. 1 to the First Amended and Restated Registration Rights Agreement (the “Amendment”), which amended the required filing date of the initial registration statement that the Company is required to use commercially reasonable efforts to file pursuant to the terms of the Registration Rights Agreement, to register the resale of the shares of common stock underlying the Warrants, from no later than June 15, 2022, to on July 1, 2022, or, if the Company was then ineligible to file a registration statement on such date, to require the Company to use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act, as promptly as reasonably practicable after the initial filing thereof (including, if then a “well-known seasoned issuer” (as defined in Rule 405 of the Securities Act, a “WKSI”) by filing such registration statement as an automatically effective shelf registration statement). The Amendment also included various representations from the Company regarding its satisfaction of the requirements for being a WKSI.

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
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the “UMO Business”, Refer to Note 16, "Discontinued Operations" in the Notes to Financial Statements for additional information.
REFINING AND MARKETING -The Refining and Marketing segment generates revenues relating to the sales of finished products. The Mobile Refinery and Logistics Assets are included in our Refining and Marketing segment and are a group of downstream assets and related logistics infrastructure of the Mobile Truck Rack. The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel and diesel fuel.

This segment also gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.

RECOVERY -The Recovery segment is a generator solutions company for the proper recovery and management of hydrocarbon streams. We own and operate a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.
Our revenues are affected by changes in various commodity prices including crude oil, natural gas, #6 oil and metals.
Cost of Revenues
BLACK OIL -Cost of revenues for our Black Oil segment are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues includes processing costs, transportation costs, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, and surveying and storage costs.
Discontinued operations of Vertex include the Black Oil Segment, also referred to as the UMO Business, Refer to Note 16, "Discontinued Operations" in the Notes to Financial Statements for additional information.
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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with our Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), Omega Refining, LLC (“Omega Refining”), Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana Recovery, LLC, Nickco Recycling, Inc., Ygriega Environmental Services, LLC, Specialty Environmental Services, Crystal Energy, LLC and Mobile Refinery acquisitions.
Depreciation and amortization expense attributable to cost of revenues reflects the depreciation and amortization of the fixed assets at our refineries along with rolling stock at our collection branches.

Depreciation and amortization expense attributable to operating expenses reflects depreciation and amortization related to our corporate and administrative offices along with systems, applications, and products (SAP) and internet technology (IT) related items and intangibles.

Factors Impacting Comparability of Our Financial Results
Our results of operations for the three and six months ended June 30, 2022, were significantly impacted by the acquisition of the Mobile Refinery on April 1, 2022. There are no comparable amounts presented for the same periods in 2021. See summary of the Mobile Refinery operating results under Results of Operations – Mobile Refinery, below.

Non-GAAP Financial Measures

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA, each as discussed in greater detail below. Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA are “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with GAAP. We use Refining Gross Margin, EBITDA and Adjusted EBITDA as supplements to GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to allocate resources and to compare our performance relative to our peers. Additionally, these measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. Refining Gross Margin, EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Refining Gross Margin, EBITDA, and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA are unaudited, and have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA do not reflect cash expenditures, or future requirements for capital expenditures, or contractual commitments; Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA do not reflect any cash requirements for such replacements; Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA, represent only a portion of our total operating results; and other companies in this industry may calculate Refining Gross Margin, Refining

Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.

You should not consider Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure.

Refining gross margin.

Refining gross margin is defined as revenues less the cost of fuel intakes and other fuel costs. It excludes operating expenses and depreciation attributable to cost of revenues and other non-operating items included in costs of revenues.

Refining gross margin per barrel of throughput.

Refining gross margin per throughput barrel is calculated as refining gross margin divided by total throughput barrels for the period presented.

Refining Adjusted EBITDA.

Refining Adjusted EBITDA represents net income (loss) from operations minus depreciation and amortization, , unrealized gains and losses on hedging activities, gain and loss on intermediation agreement, and unusual or non-recurring charges included in selling, general, and administrative expenses.

Crack Spread USGC 2-1-1

The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our refining gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. To calculate the crack spread we believe more closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oiil, producing one barrel of USGC CBOB gasoline and one barrel of USGC ULSD.

The following table reconciles gross profit to refining gross margin and net loss to refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30, 2022
	Total Refining and Marketing	Mobile Refinery
Gross profit	$3,614	$1,967
Operating expenses included in cost of revenues	17,575	17,575
Depreciation and amortization attributable to cost of revenues	3,009	2,986
Unrealized loss on hedging activities	46,901	46,901
Loss on inventory intermediation agreement	23,180	23,180
Refining gross margin	$94,279	$92,609

Net loss from operations	$(20,719)	$(20,729)
Depreciation and amortization	3,745	3,722
Unrealized loss on hedging activities	46,901	46,901
Loss on intermediation agreement	23,180	23,180
Acquisition costs	9,078	9,078

Environmental reserve	1,428	1,428
Refining Adjusted EBITDA	$63,613	$63,580

Mobile Refinery

Set forth are our results of operations and certain key performance indicators disaggregated to show only the Mobile Refinery to facilitate comparability between periods (in thousands) and certain key performance indicators:

Three Months Ended June 30, 2022
Statement of operations data:
Revenues	$922,196
Cost of revenues	917,243
Depreciation and amortization attributable to cost of revenues	2,986
Gross profit	1,967
Operating expenses:
Operating expenses	21,960
Depreciation and amortization	736
Total operating expenses	22,696
Operating income (loss)	(20,729)
Other income (expense)
Interest expense	(3,250)
Other income, net	18
Net loss	$(23,961)
Adjusted EBITDA	$63,580
Key performance indicators:
Sales volume (MBLs)	6,468
Refining gross margin	$92,608
Refining gross margin per bbl of throughput	14.11
USGC 2-1-1 Crack Spread Per Barrel	45.06
Operating expenses per bbl of throughput	$3.35

Three Months Ended June 30, 2022
Refinery Feedstocks (bpd)
Crude oil	72,133
Total feedstocks	72,133

Refinery Yields (bpd)

Gasolines	17,997
Distillates	30,112
Other (1)	23,646
Total average barrel yields per day	71,755

(1) Other includes intermediates and LPGs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021 FROM CONTINUING OPERATIONS

Set forth below are our results of operations for the three months ended June 30, 2022 as compared to the same period in 2021 (in thousands):

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2022	2021
Revenues	$991,839	$30,228	$961,611	3,181%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	984,442	28,041	(956,401)	(3,411)%
Depreciation and amortization attributable to costs of revenues	3,122	116	(3,006)	(2,591)%
Gross profit	4,275	2,071	2,204	106%

Operating expenses:
Selling, general and administrative expenses	36,641	4,177	(32,464)	(777)%
Depreciation and amortization attributable to operating expenses	763	27	(736)	(2,726)%
Total operating expenses	37,404	4,204	(33,200)	(790)%

Loss from operations	(33,129)	(2,133)	(30,996)	(1,453)%

Other income (expense):
Interest income	18	—	18	100%
Other income	152	4,222	(4,070)	(96)%
Gain on asset sales	—	—	—	—%
Loss on change in value of derivative warrant liability	(945)	(21,508)	20,563	96%
Interest expense	(47,722)	(139)	(47,583)	(34,232)%
Total other expense	(48,497)	(17,425)	(31,072)	(178)%

Loss from continuing operation before income tax	(81,626)	(19,558)	(62,068)	(317)%

Income tax benefit (expense)	—	—	—	—%

Loss from continuing operations	(81,626)	(19,558)	(62,068)	(317)%
Income from discontinued operations, net of tax	17,844	3,601	14,243	396%
Net loss	(63,782)	(15,957)	(47,825)	79%
Net income attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	165	243	(78)	(32)%
Net income attributable to non-controlling interest and redeemable non-controlling from discontinued operations	3,023	3,175	(152)	(5)%
Net loss attributable to Vertex Energy, Inc.	$(66,970)	$(19,375)	$(47,595)	116%

Our operating results are significantly affected by the Mobile Refinery acquisition, which closed on April 1, 2022. During the three months ended June 30, 2022, the Mobile Refinery generated approximately $922 million of revenue, cost of revenues associated with the Mobile Refinery were $917 million, there was $4 million of depreciation and amortization to both cost of revenue and operating expenses, and $22 million of selling, general and administrative expenses.

Our revenues and cost of revenues are also significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. During the three months ended June 30, 2022, compared to the same period in 2021, we saw a 16% decrease in the volume of products we manage through our facilities (mainly as a result of the Mobile Refinery acquisition and increased volumes processed through such facility) In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the second quarter of 2022 as compared to the same period in 2021.

    Total revenues increased approximately $961.6 million, of which $922.2 million was from the Mobile Refinery and $39.4 million of the increase from other business for the three months ended June 30, 2022, compared to the same period in 2021. The $39.4 million increase was due primarily to higher commodity prices and increased volumes at our facilities. Volumes improved as a result of additional feedstock availability in the overall marketplace.
During the three months ended June 30, 2022, total cost of revenues (exclusive of depreciation and amortization) increased approximately $956 million, of which $917 million was from the Mobile Refinery and $39 million was from other business compared to same period ended June 30, 2021. The main reason for the $39 million increase was the result of the increase in commodity prices which impacted our feedstock pricing and certain operational expenses. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks and other maintenance costs at our facilities.

We had selling, general and administrative expenses of approximately $36.6 million for the three months ended June 30, 2022, compared to $4.2 million from the prior year’s period, an increase of approximately $32.5 million or 777% from the prior year’s period. This increase is primarily due to $22 million of selling, general and administrative expenses relating to the Mobile Refinery and $8 million of Mobile Refinery acquisition costs.

For the three months ended June 30, 2022, total depreciation and amortization expense attributable to cost of revenues was $3.1 million, compared to $0.1 million for the three months ended June 30, 2021, an increase of $3.0 million, mainly due to Mobile Refinery assets acquired and additional investments in rolling stock and facility assets during the fourth quarter of 2021, which increased depreciation and amortization in 2022.

We had gross profit as a percentage of revenue of 0.4% for the three months ended June 30, 2022, compared to gross profit as a percentage of revenues of 6.9% for the three months ended June 30, 2021. The main reason for the decrease was the recognition of a $94 million loss from hedging activities for Mobile Refinery inventory during the period.

    Additionally, our per barrel margin decreased 21% for the three months ended June 30, 2022, relative to the three months ended June 30, 2021. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($4.3 million for the 2022 period versus $2.1 million for the 2021 period). This decrease was a result of the decrease in our product spreads related to increases in feedstock prices and increases in operating maintenance costs at our facilities, during the three months ended June 30, 2022, compared to the same period during 2021.
Overall, commodity prices were up for the three months ended June 30, 2022, compared to the same period in 2021. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2022, increased 61% per barrel from a three-month average of $58.59 for the three months ended June 30, 2021 to $94.11 per barrel for the three months ended June 30, 2022. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended June 30, 2022 increased $67.79 per barrel from a three-month average of $86.55 for the three months ended June 30, 2021 to $154.35 per barrel for the three months ended June 30, 2022.

We had loss from operations of approximately $33.1 million for the three months ended June 30, 2022, compared to loss from operations of $2.1 million for the three months ended June 30, 2021, an increase of $30.2 million from the prior year’s three-month period. The increase in loss from operations was mostly due to a $21 million loss from the Mobile Refinery and $8 million of acquisition costs related to the transactions contemplated by the Refinery Purchase Agreement and related transactions.

    We had interest expense of $47.7 million for the three months ended June 30, 2022, compared to interest expense of $139 thousand for the three months ended June 30, 2021, an increase in interest expense of $47.6 million or 34,232% from the prior period, due to the unamortized deferred loan costs related to the conversion of Convertible Senior Notes to common stock during the period and the interest associated with the Convertible Senior Notes, which were issued on November 1, 2021, and the Term Loan, which was issued on April 1, 2022 ($125 million) and May 26, 2022 ($40 million).
    We had an approximately $0.9 million loss on change in value of derivative liability for the three months ended June 30, 2022, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a loss on change in the value of our derivative liability of $21.5 million in the prior year’s period, which was in connection with certain warrants granted in May 2016. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the increase in the market price of our common stock during the current period, compared to the prior period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had net loss from continuing operations of approximately $80.9 million for the three months ended June 30, 2022, compared to net loss from continuing operations of $19.6 million for the three months ended June 30, 2021, an increase in net loss from continuing operations of $61.3 million or 317%. The main reason for the increase in net loss for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was attributable to the loss on inventory hedging activities, acquisition costs and the increase in interest expenses for the three months ended June 30, 2022, each as described in greater detail above.

Each of our segments’ income (loss) from operations during the three months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2022	2021
Revenues	$20,254	$155	$20,099	12,967%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,147	363	(19,784)	(5,450)%
Depreciation and amortization attributable to costs of revenues	31	19	(12)	(63)%
Gross profit (loss)	76	(227)	39,895	35%
Selling general and administrative expense	12,027	3,281	(8,746)	(267)%
Depreciation and amortization attributable to operating expenses	27	27	—	—%
Loss from operations	$(11,978)	$(3,535)	$48,641	(239)%

Refining and Marketing Segment
Revenues	$966,390	$23,836	$942,554	3,954%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	959,767	22,248	(937,519)	(4,214)%
Depreciation and amortization attributable to costs of revenues	3,009	31	(2,978)	(9,606)%
Gross profit	3,614	1,557	2,057	132%
Selling general and administrative expense	23,597	687	(22,910)	(3,335)%
Depreciation and amortization attributable to operating expenses	736	—	(736)	(100)%
Income (loss) from operations	$(20,719)	$870	$25,703	(2,481)%

Recovery Segment
Revenues	$5,195	$6,237	$(1,042)	(17)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,528	5,430	902	17%
Depreciation and amortization attributable to costs of revenues	82	66	(16)	(24)%
Gross profit	585	741	(156)	(21)%
Selling general and administrative expense	1,017	209	(808)	(387)%
Depreciation and amortization attributable to operating expenses	—	—	—	—%
Income (loss) from operations	$(432)	$532	$(964)	(181)%

Our Black Oil segment generated revenues of approximately $20.3 million for the three months ended June 30, 2022, with cost of revenues (exclusive of depreciation and amortization) of $20.1 million, and depreciation and amortization attributable to cost of revenues of $31 thousand. During the three months ended June 30, 2021, these revenues were $0.2 million with cost of revenues (exclusive of depreciation and amortization) of $0.4 million and depreciation and amortization attributable to cost of revenues of $19 thousand. Revenue from operations increased for the three months ended June 30, 2022, compared to 2021, as a result of increases in commodity prices, and a new Marine Division which provided positive revenue and a profit for the period, which was created at the end of 2021 for blending bunker fuels into the Gulf Coast Market. The total loss was $12 million for the three months ended June 30, 2022, which increased $8 million compared to the same period ended June 30, 2021, due to the costs related to the acquisition and proposed sale of the UMO Business.

    Our Refining segment includes the business operations of our Refining and Marketing operations, which includes Mobile Refinery. Revenues of $966 million in the Refining segment were up 3,954% during the three months ended June 30, 2022, as compared to the same period in 2021 mostly as a result of the operations of the Mobile Refinery, which had $922 million of revenue and the increased commodity prices and volume during the three months ended June 30, 2022. Overall volume for the Refining and Marketing segment was increased during the three months ended June 30, 2022, as compared to the same period in 2021.

    Our Recovery segment generated revenues of approximately $5 million for the three months ended June 30, 2022, with cost of revenues (exclusive of depreciation and amortization) of $5 million, and depreciation and amortization attributable to cost of revenues of $82 thousand. During the three months ended June 30, 2021, these revenues were $6 million with cost of revenues (exclusive of depreciation and amortization) of $5 million, and depreciation and amortization attributable to cost of revenues of $66 thousand. Loss from operations of $0.4 million for the three months ended June 30, 2022, compared to profit from operation of $0.5 million in 2021, was a result of higher commodity costs, less metal sales in volumes, which caused lower margins related thereto. This segment periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this segment from period to period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021 FROM CONTINUING OPERATIONS

Set forth below are our results of operations for the six months ended June 30, 2022 as compared to the same period in 2021 (in thousands):

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2022	2021
Revenues	$1,032,056	$55,273	$976,783	1,767%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,023,008	50,850	(972,158)	(1,912)%
Depreciation and amortization attributable to costs of revenues	3,236	228	(3,008)	(1,319)%
Gross Profit	5,812	4,195	1,617	39%

Operating expenses:
Selling, general and administrative expenses	45,423	7,035	(38,388)	(546)%
Depreciation and amortization attributable to operating expenses	790	54	(736)	(1,363)%
Total operating expenses	46,213	7,089	(39,124)	(552)%
Loss from operations	(40,401)	(2,894)	(37,507)	(1,296)%

Other income (expense):
Interest income	18	—	18	100%
Other Income	625	4,223	(3,598)	(85)%
Bargain purchase gain related to Omega acquisition	—	—	—	—%
Loss on sale of assets	—	—	—	—%
Loss on change in value of derivative liability	(4,524)	(23,288)	18,764	81%
Gain (loss) on futures contracts	—	—	—	—%
Interest expense	(51,952)	(251)	(51,701)	(20,598)%
Total other expense	(55,833)	(19,316)	(36,517)	—

Loss before income taxes	(96,234)	(22,210)	(74,024)	(333)%

Income tax (expense) benefit	—	—	—	—%

Net loss from continuing operations	(96,234)	(22,210)	(74,024)	(333)%
Income (loss) from discontinued operations (see Note 15)	31,643	9,219	25,222	303%
Net income attributable to non-controlling interest and redeemable non-controlling interest from continued operations	97	626	(529)	(85)%
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	6,829	4,783	2,046	43%
Net loss attributable to Vertex Energy, Inc.	$(71,517)	$(18,400)	$(27,895)	(152)%

Our revenues and cost of revenues are significantly impacted by the recently acquired Mobile Refinery and fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock acquisition costs). Additionally, we use hedging instruments to manage our exposure to underlying commodity prices. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. As demand for feedstock increases, the prices we are required to pay for such feedstock typically increases as well.

Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, how efficient we are in acquiring such feedstocks as well as how efficiently we operate our facilities, and other maintenance at our facilities.

    Total revenues increased by 1,767% for the six months ended June 30, 2022 compared to the same period in 2021, due primarily to the Mobile Refinery acquisition, which Mobile Refinery generated approximately $922 million in revenue and higher commodity prices and increased volumes across our facilities, during the six months ended June 30, 2022, compared to the prior year’s period.

During the six months ended June 30, 2022, total cost of revenues (exclusive of depreciation and amortization) was $1 billion, compared to $50.9 million for the six months ended June 30, 2021, an increase of $972.2 million or 1,912% from the prior period. The main reason for the increase was the addition of the Mobile Refinery business which started on April 1, 2022, in addition to higher commodity prices, which impacted our feedstock pricing, and increases in volumes throughout the business.

    For the six months ended June 30, 2022, total depreciation and amortization expense attributable to cost of revenues was approximately $3.2 million, compared to $0.2 million for the six months ended June 30, 2021, an increase of $3.0 million, mainly due to assets acquired with the Mobile Refinery purchase.

We had gross profit as a percentage of revenue of 0.6% for the six months ended June 30, 2022, compared to gross profit as a percentage of revenues of 7.6% for the six months ended June 30, 2021. The decrease mainly due to the recognition of $94 million loss of inventory hedging activities, which was reported as cost of revenue, during the period.

We had selling, general, and administrative expenses of approximately $45.4 million for the six months ended June 30, 2022, compared to $7.0 million for the prior year’s period, an increase of $38.4 million or 546%. This increase is primarily due to $22 million of selling, general and administrative expenses relating to the Mobile Refinery and $13.6 million of Mobile Refinery acquisition costs and business development expenses related to the transactions contemplated by the Sale Agreement (which was terminated as of January 25, 2022) and the Refinery Purchase Agreement and related transactions.

    We had loss from operations of approximately $40.4 million for the six months ended June 30, 2022, compared to a loss from operations of $2.9 million for the six months ended June 30, 2021, an increase of $37.5 million in loss from the prior year’s six-month period. The increase in loss from operations was mostly due to the cost of the Mobile Refinery acquisition and hedging loss.

    We had interest expense of approximately $52.0 million for the six months ended June 30, 2022, compared to interest expense of $0.3 million for the six months ended June 30, 2021, an increase in interest expense of $51.7 million due to a higher amount of term debt outstanding during the six months ended June 30, 2022, compared to the prior period, the unamortized deferred loan costs related to the conversion of Convertible Senior Notes to common stock during the period and the interest associated with the Convertible Senior Notes, which were issued on November 1, 2021, and the Term Loan, which was issued on April 1, 2022 ($125 million) and May 26, 2022 ($40 million).

    We had an approximately $4.5 million loss on change in value of derivative liability for the six months ended June 30, 2022, in connection with certain warrants granted in April and May 2022, compared to a loss on change in the value of our derivative liability of $23.3 million in the prior year’s period, which related to warrants granted in June 2015 and May 2016 and expired during 2021. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase in the market price of our common stock during the current period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had a net loss from continuing operations of approximately $96.2 million for the six months ended June 30, 2022, compared to a net loss from continuing operations of $22.2 million for the six months ended June 30, 2021, an increase in net loss of $74.0 million or 333% from the prior period due to the reasons described above. The majority of our net loss for the six months ended June 30, 2022, was attributable to the loss on hedging activities and amortized deferred loan cost and discount, which was reported as interest expenses, related to the conversion of Convertible Senior Notes, which is a non-cash expense.

Each of our segments’ income (loss) from operations during the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2022	2021
Revenues	$21,804	$278	$21,526	7,743%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	21,797	643	(21,154)	(3,290)%
Depreciation and amortization attributable to costs of revenues	47	39	(8)	(21)%
Gross loss	(40)	(404)	364	90%
Selling, general and administrative expense	19,438	5,223	(14,215)	(272)%
Depreciation and amortization attributable to operating expenses	54	54	—	—%
Loss from operations	$(19,532)	$(5,681)	$(13,851)	(244)%

Refining Segment
Revenues	$1,001,109	$43,110	$957,999	2,222%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	992,852	40,198	(952,654)	(2,370)%
Depreciation and amortization attributable to costs of revenues	3,033	63	(2,970)	(4,714)%
Gross profit	5,224	2,849	2,375	83%
Selling, general and administrative expense	24,721	1,447	(23,274)	(1,608)%
Depreciation and amortization attributable to operating expenses	736	—	(736)	(100)%
Income (loss) from operations	$(20,233)	$1,402	$(21,635)	(1,543)%

Recovery Segment
Revenues	$9,143	$11,885	$(2,742)	(23)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	8,357	10,009	1,652	17%
Depreciation and amortization attributable to costs of revenues	156	126	(30)	(24)%
Gross loss	630	1,750	(1,120)	(64)%
Selling, general and administrative expense	1,264	365	(899)	(246)%
Depreciation and amortization attributable to operating expenses	—	—	—	—%
Loss from operations	$(634)	$1,385	$(2,019)	(146)%

    Our Black Oil segment generated revenues of approximately $21.8 million for the six months ended June 30, 2022, with cost of revenues (exclusive of depreciation and amortization) of $21.8 million, and depreciation and amortization attributable to cost of revenues of $47 thousand. During the six months ended June 30, 2021, these revenues were $0.3 million with cost of revenues (exclusive of depreciation and amortization) of $0.6 million, and depreciation and amortization attributable to cost of revenues of $39 thousand. Loss from operations decreased for the six months ended June 30, 2022, compared to 2021, as a result of higher commodity prices and increased operating expenses during the six months ended June 30, 2022. In addition, a new Marine Division which provided positive revenue and profit for the period, was created at the end of 2021 for blending bunker fuels into the Gulf Coast Market.

    Our Refining segment includes the business operations of our Refining and Marketing operations, as well as the Mobile Refinery acquired on April 1, 2022. During the six months ended June 30, 2022, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were approximately $993 million, of which the processing costs for the Mobile Refinery were $917 million, and depreciation and amortization attributable to cost of revenues was $3.0 million. Revenues for the same period were $1 billion, of which $922 million related to the Mobile Refinery operation. During the six months ended June 30, 2021, our Refining and Marketing cost of revenues (exclusive of depreciation and amortization) were $40 million, and depreciation and amortization attributable to cost of revenues of $63 thousand. Revenues for the same period were $43 million.

    Our Recovery segment generated revenues of approximately $9 million for the six months ended June 30, 2022, with cost of revenues (exclusive of depreciation and amortization) of $8 million, and depreciation and amortization attributable to cost of revenues of $0.2 million. During the six months ended June 30, 2021, these revenues were $12 million with cost of revenues (exclusive of depreciation and amortization) of $10 million, and depreciation and amortization attributable to cost of revenues of $0.1 million. Income from operations decreased for the six months ended June 30, 2022, compared to 2021, as a result of decreased volumes attributable to our Recovery segment and margins related thereto, through our various facilities. For the six months ended on June 30, 2021, this segment benefited from certain one-time projects that drive increases in volumes as well as revenues and margins from time to time and were completed within 2021.

Our Recovery segment includes the business operations of Vertex Recovery Management as well as our Group III base oil business. Vertex previously acted as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States from June 2016 to January 2021. Vertex and Penthol are currently involved in ongoing litigation described in greater detail above under “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 3. Concentrations, Significant Customers, Commitments and Contingencies”, under the heading “Litigation”. Revenues for this segment increased 23% as a result of increased commodity prices when compared to the same period in 2021. Volumes of products acquired in our Recovery business were down 12% during the six months ended June 30, 2022, compared to the same period during 2021. This segment periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and income before income taxes from period to period. These projects are typically bid related and can take time to line out and get started; however, we believe these are very good projects for the Company and we anticipate more in the upcoming periods.

The following table sets forth the high and low spot prices during the six months ended June 30, 2022, for our key benchmarks.

2022
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$4.36	March 8	$2.15	January 3
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$4.35	June 3	$2.26	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$112.93	March 8	$67.84	January 3
NYMEX Crude oil (dollars per barrel)	$123.70	March 8	$76.08	January 3
Reported in Platt’s US Marketscan (Gulf Coast)

    The following table sets forth the high and low spot prices during the six months ended June 30, 2021, for our key benchmarks.

2021
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.10	June 22	$1.32	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.21	June 23	$1.36	January 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$64.92	June 25	$45.08	January 4
NYMEX Crude oil (dollars per barrel)	$74.05	June 25	$47.62	January 4
Reported in Platt’s US Marketscan (Gulf Coast)

We saw an increase in the first six months of 2022, in each of the benchmark commodities we track compared to the same period in 2021. The increase in market prices was a result of a continued recovery of the economy from the pandemic together with geopolitical tensions.

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

    Liquidity and Capital Resources

Our primary sources of liquidity have historically included cash flow from operations, proceeds from notes offerings, bank borrowings, term loans, public equity offerings and other financial arrangements. Uses of cash have included capital expenditures, acquisitions and general working capital.

    The success of our current business operations has been dependent on our ability to manage our margins which are a function of the difference between what we are able to pay or charge for raw materials and the market prices for the range of products produced. We also must maintain relationships with feedstock suppliers and end-product customers (including Shell, Macquarie and others), and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations. The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

    We had total assets of approximately $690.7 million as of June 30, 2022, compared to $266.1 million at December 31, 2021. The increase was mainly due to the acquisition of the Mobile Refinery, increases in accounts receivable and inventory levels, due to the increases in commodity prices and volumes during the six months ended June 30, 2022.

    We had total current liabilities of approximately $339.6 million as of June 30, 2022, compared to $49.2 million at December 31, 2021. We had total liabilities of $593.0 million as of June 30, 2022, compared to total liabilities of $192.5 million as of December 31, 2021. The increase in current liabilities was mainly due to the inventory financing liabilities, increase in accounts payable and accrued liabilities as a result of rises in commodity prices and volumes along with the increase in commodity derivative liabilities and the term loan balance, thereof during the six months ended June 30, 2022.
    We had working capital of approximately $180.1 million as of June 30, 2022, compared to working capital of $185.0 million as of December 31, 2021. The decrease in working capital from December 31, 2021 to June 30, 2022 is mainly due to the increase in inventory, accounts payable and accrued liabilities, and obligations under our inventory financing agreement (discussed above), for which the inventory was purchased in June 2022 to be used for the product and sale in early of July 2022. Also we had a $3 million break fee paid for the termination of the Sales Agreement with Safety-Kleen, and $8.2 million acquisition costs paid in connection with the Mobile Refinery purchase on April 1, 2022.

Market conditions have improved through the end of 2021 and into 2022, as COVID-19 restrictions have eased and demand for refined products has rebounded. Although commodity prices have rebounded, we are still seeing extreme volatility in commodity pricing, however, the increase in refined product pricing has had a positive impact on our business and overall liquidity.

    Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur more capital expenditures related to the Mobile Refinery in the future.

    The Company’s outstanding debt facilities as of June 30, 2022 and December 31, 2021 (excluding the Convertible Senior Notes) are summarized as follows (in thousands):

Creditor	Loan Type	Balance on June 30, 2022	Balance on December 31, 2021
Term Loan 2025	Loan	$165,000	$—
John Deere Note	Note	—	93
AVT Equipment Lease-HH	Finance Lease	—	302
SBA Loan	SBA Loan	59	59
VRA Finance lease	Finance Lease	45,291	—
Various institutions	Insurance premiums financed	9,236	2,375
Total		$219,586	$2,829

    Future contractual maturities of notes payable are summarized as follows (in thousands):

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Totals	$14,013	$9,514	$154,049	$1,605	$1,809	$38,596

Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. The components of convertible notes are presented as follows (in thousands):

June 30, 2022
Principal Amounts	$155,000
Conversion of principal into common stock	(59,822)
Unamortized discount and issuance costs	(53,635)
Net Carrying Amount	$41,543

Interest of the Convertible Senior Notes is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The following table represents the future interest payment (in thousands):

Interest payable	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Interest payable	$6,572	$5,949	$5,949	$5,949	$5,949	$2,974
Cash Flows from Operating, Investing and Financing Activities

    We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We expect that our short-term liquidity needs which include debt service, working capital, and capital expenditures related to currently planned growth projects (including the renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis) will be met through projected cash flow from operations, borrowings under our various facilities and asset sales.

Our current near term plans include transitioning the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the recent acquisition of the Mobile Refinery. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset, which we believe positions us to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery is anticipated to accelerate Vertex’s strategic focus on "clean" refining. By year-end 2022, assuming the completion of the $90 to $100 million planned capital project at the facility, the Mobile Refinery is projected to produce approximately 8,000 to 10,000 barrels per day (bpd) of renewable diesel fuel and renewable byproducts. By mid-year 2023, based on current projections, Vertex expects to increase renewable diesel production to 14,000 bpd. Upon completion of the planned renewable diesel project, Vertex expects to become one of the leading independent producers of renewable fuels in the southeastern United States.

Additionally, we or our affiliates may, at any time and from time to time, retire or repurchase our outstanding Convertible Senior Notes in open-market purchases, privately negotiated transactions, refinancing or otherwise, through cash purchases and/or exchanges for equity or debt. Such repurchases, refinancings or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. Repurchases, if any, will be funded through available cash from operations. The amounts involved may be material.

We anticipate that the market for our common stock will be subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)actual or anticipated variations in our results of operations;

(2)the market for, and volatility in, the market for oil and gas;

(3)our ability or inability to generate new revenues;

(4)the status of planned acquisitions and divestitures and ongoing capital projects at our facilities; and

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

    Cash flows for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning cash, cash equivalents and restricted cash	$136,627	$10,995
Net cash provided by (used in):
Operating activities	(88,194)	5,045
Investing activities	(230,211)	(2,745)
Financing activities	279,792	1,772
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,613)	4,072
Ending cash, cash equivalents and restricted cash	$98,014	$15,067

The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included in this report.

Our primary sources of liquidity are cash flows from the Convertible Senior Notes and Term Loan.

Net cash used in operating activities was approximately $88.2 million for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $5.0 million during the corresponding period in 2021. The primary reason for the increase in cash used by operating activities for the six month period ended June 30, 2022, compared to the same period in 2021, was the Mobile Refinery inventory purchase of $68 million, $13.6 million of acquisition costs related to the Mobile Refinery purchase, $65 million cash settlement on inventory hedging activities, and the cash paid for the termination of the Sales Agreement with Safety-Kleen in January 2022.

Investing activities used cash of approximately $230.2 million for the six months ended June 30, 2022, as compared to having used $2.7 million of cash during the corresponding period in 2021, due mainly to the acquisition of Mobile Refinery during the current period.

    Financing activities provided cash of approximately $279.8 million for the six months ended June 30, 2022, as compared to providing cash of $1.8 million during the corresponding period in 2021. Financing activities for the six months ended June 30, 2022 were comprised of proceeds from Term Loan and insurance premium finance of $166 million, from inventory financing of $173 million and from the exercise of options and warrants of $0.7 million offset by the payment on redemption of non-controlling interest of $51 million, distribution to noncontrolling interest of $0.4 million and payment on notes payable and capital leases of $8 million. Financing activities for the six months ended June 30, 2021 were comprised of proceeds from the exercise of options and warrants of $3 million and from line of credit proceeds of $1 million offset by the payment on notes payable and capital leases of $2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we continue to monitor the impact of inflation in order to minimize its effects through price increases and cost reductions. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase in proportion with these increased costs.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2021), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. With the exception of our Mobile acquisition, which we are in the process of evaluating, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We will need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon and to repay the Term Loan, and we may need to raise additional funding in the future to support our operations, complete acquisitions and grow our operations. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock and preferred stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.
We have substantial indebtedness and plan to acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.
We have a significant amount of outstanding indebtedness. As of June 30, 2022, we owed approximately $81 million in accounts payable and accrued expenses, $173 million in connection with our inventory financing agreements obligations and $260 million, net of original issue discount "OID", under our senior notes payable and term loan (each described above under "Part I. - Item 1. Financial Statements and Supplementary Data" -"Note 6. Financing Arrangements"- "Indenture and Convertible Senior Notes").
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
We may need to raise additional funding in the future to repay or refinance the Convertible Senior Notes, the Term Loan, planned future borrowings and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.
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
Our ability to make payments on our current (including our Convertible Senior Notes and Term Loan) and future indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditures, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.
Our obligations under the Loan and Security Agreement and Supply and Offtake Agreement are secured by a first priority security interest in substantially all of our assets and various Company guarantees.
The amounts borrowed pursuant to the terms of the Loan and Security Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, Vertex Refining’s obligations under the Loan and Security Agreement are jointly and severally guaranteed by substantially all of the Company’s subsidiaries and the Company. The amounts owed under the Loan and Security Agreement are also secured by various deeds of trusts and mortgages for the real property(s) described therein, over the Mobile Refinery and substantially all other material owned and leased real property of the Guarantors including properties in Texas and Louisiana. In connection with the entry into the Loan and Security Agreement, Vertex Operating, entered into an Intellectual Property Security Agreement in favor of the Agent, pursuant to which it granted a security interest in substantially all of its intellectual property (including patents and trademarks) in favor of the Lenders to secure the obligations of the Loan Parties under the Loan and Security Agreement. In connection with the entry into the Loan and Security Agreement, the Company, Vertex Refining and each of the Guarantors, entered into a Collateral Pledge Agreement in favor of the Agent, pursuant to which they granted the Agent a security interest in all now owned or hereafter acquired promissory notes and instruments evidencing indebtedness to any Guarantor and all now owned or hereafter acquired equity interests owned by such Guarantor.
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
In April 2022, we entered into several agreements with Macquarie as discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Events”, to support the operations of the Mobile Refinery. Pursuant to the Supply and Offtake Agreement, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at the Mobile Refinery. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories.

Should Macquarie terminate the Supply and Offtake Agreement with 180 days written notice, we would need to seek alternative sources of financing, including the requirement upon termination to repurchase the inventory at then current market prices. In addition, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of crude oil is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory for. If this is the case at the time of termination, we could suffer significant reductions in liquidity when Macquarie terminates the Supply and Offtake Agreement and we have to repurchase the inventories. We may also be unable to enter into a similar relationship with a third party which may impair our ability to operate the Mobile Refinery and purchase inventory therefore, which could have a material adverse effect on our operations and cash flows.
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
The amounts borrowed under the Loan and Security Agreement will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 9.25%, which rate is currently 10.25%. As such an increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
Economic uncertainty may affect our access to capital and/or increase the costs of such capital.
Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, global conflicts, including the ongoing conflict between Russia and Ukraine, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.
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
Unanticipated problems or delays, or increases in costs, in connection with the ongoing capital project at the newly acquired Mobile Refinery may harm our business and viability.
We are in the process of completing an $85 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). The occurrence of significant unforeseen conditions or events in connection with the Conversion may make the Conversion more expensive, prevent us from completing the Conversion, delay the completion of the Conversion or require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of the Conversion or timing associated therewith may adversely affect our business. Construction costs for the Conversion may also increase to a level that would make such Conversion too expensive to complete or unprofitable to operate, due to increases in material, labor, inflation or otherwise. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, any of which could prevent us from timely completing the Conversion.

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

We currently employ approximately 92 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $25,000,000. We currently employ over 450 employees. Claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.

Our hedging activities have in the past and may in the future prevent us from benefiting fully from increases in oil prices and may expose us to other risks, including counterparty risk.
We use derivative instruments to hedge the impact of fluctuations in oil and other prices on our results of operations and cash flows and are also required to use such hedges pursuant to the terms of the Loan and Security Agreement. We have in the past, and to the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts and/or may result in us paying more for oil feedstocks then we receive upon the sale of finished products as we hedge finished product sales and not feedstock purchases. For example, as of June 30, 2022, our outstanding oil hedges had a fair value of negative $46,537,144. Our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. Our hedges have in the past and may in the future result in significant losses and reduce the amount of revenue we would otherwise obtain upon the sale of finished products and may also increase our margins and decrease our net revenues.
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
We may dispose of portions of our current business or assets (including, but not limited to our UMO Business, which we are actively seeking to divest), based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay indebtedness. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. In addition, any such divestitures may not yield the targeted improvements in our business. Any of the foregoing could adversely affect our financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.
The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.
Among these factors is the demand for crude oil and refined and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, and more recently in response to the COVID-19 pandemic, also have a significant impact on our activities. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the efficiency of our refinery operations. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.
We do not produce crude oil and must purchase all our crude oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. A deterioration of crack spreads or price differentials between domestic and foreign crude oils could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology, excluding commodity inventories at the Mobile Refinery which use the weighted average inventory accounting method. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.
To successfully operate our facilities, we are required to expend significant amounts for capital outlays and operating expenditures. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.
Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. The installation and redesign of key equipment at our facilities, including the planned construction of the renewable diesel capital project at the Mobile Refinery, involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations.

One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery) and the conversion or expansion of existing ones, such as the ongoing conversion at the Mobile Refinery to produce renewable biodiesel. Projects are generally initiated to increase the yields of higher-value products, increase the amount of lower cost crude oils that can be processed, increase refinery production capacity, meet new governmental requirements or take advantage of new government incentive programs, or maintain the operations of our existing assets. Additionally, our growth strategy includes projects that permit access to new and/or more profitable markets, including the growing demand for renewable diesel. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control, including:
•third party challenges to, denials, or delays with respect to the issuance of requisite regulatory approvals and/or obtaining or renewing permits, licenses, registrations and other authorizations;
•societal and political pressures and other forms of opposition;
•compliance with or liability under environmental regulations;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of modular components and/or construction materials;
•severe adverse weather conditions, natural disasters, terror or cyberattacks, vandalism or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and/or
•nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.
If we are unable to complete capital projects at their expected costs or in a timely manner our financial condition, results of operations, or cash flows could be materially and adversely affected. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, the construction of our previously announced renewable diesel capital project at the Mobile Refinery will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products or renewable diesel in a region in which such growth does not materialize. As a result, new capital investments may not achieve our expected investment return, which could adversely affect our financial condition or results of operations.
In addition, we expect to execute turnarounds at our refineries, which involve numerous risks and uncertainties. These risks include delays and incurrence of additional and unforeseen costs. The turnarounds allow us to perform maintenance, upgrades, overhaul and repair of process equipment and materials, during which time all or a portion of the refinery will be under scheduled downtime.
Our forecasted internal rates of return are also based upon our projections of future market fundamentals which are not within our control, including changes in general economic conditions, available alternative supply, global market conditions, actions by foreign nations and customer demand.
Competition in the refining industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
We compete with a broad range of refining companies, including certain multinational oil companies. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to obtain crude oil in times of shortage and to bear the economic risks inherent in all areas of the refining industry.
We are not engaged in petroleum exploration and production activities and do not produce any of the crude oil feedstocks used at our refineries. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production and have retail outlets. Competitors that have their own production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.
In recent years there have been several refining and marketing consolidations or acquisitions between entities competing in our geographic market. These transactions could increase the future competitive pressures on us.
The markets in which we compete may be impacted by competitors’ plans for expansion projects and refinery improvements that could increase the production of refined products in our areas of operation and significantly affect our profitability.
Also, the potential operation of new or expanded refined product transportation pipelines, or the conversion of existing pipelines into refined product transportation pipelines, could impact the supply of refined products to our existing markets and negatively affect our profitability.
In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the impact on pricing and demand for our products and our profitability. There are presently significant governmental and consumer pressures to increase the use of alternative fuels in the United States.
The market for our lubricants is highly competitive and requires us to continuously develop and introduce new products and product enhancements.
Our ability to grow our lubricants depends, in part, on our ability to continuously develop, manufacture and introduce new products and product enhancements on a timely and cost-effective basis, in response to customers’ demands for higher performance process lubricants and other product offerings. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive or obsolete, and, as a consequence, we may lose business and/or significant market share. Our efforts to respond to changes in consumer demand in a timely and cost-efficient manner to drive growth could be adversely affected by unfavorable margins or difficulties or delays in product development and service innovation, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products or service techniques. The development and commercialization of new products requires significant expenditures over an extended period of time, and some products that we seek to develop may never become profitable, and we could be required to write-off our investments related to a new product that does not reach commercial viability.
A material decrease in the supply, or a material increase in the price, of crude oil or other raw materials or equipment available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.

To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. There are a limited number of crude oil suppliers in certain geographic regions, and in such cases, we may be required to source from more than one supplier. If we are unable to maintain or extend our existing contracts with any such crude oil suppliers, or enter into new agreements on similar terms, the supply of crude oil could be adversely impacted, or we may incur a higher cost. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines, catastrophic events or otherwise, could result in a decline in the volume of crude oil available to our refineries. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. If we are unable to secure additional crude oil supplies of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries’ production capacities.
For certain raw materials and utilities used by our refineries and other facilities, there are a limited number of suppliers, and, in some cases, we source from a single supplier and/or suppliers in economies that have experienced instability or the supplies are specific to the particular geographic region in which a facility is located. Any significant disruption in supply could affect our ability to obtain raw materials, or increase the cost of such raw materials, which could significantly reduce our production levels or have a material adverse effect on our business, financial condition and results of operations. In addition, certain raw materials that we use are subject to various regulatory laws, and a change in the ability to legally use such raw materials may impact our liquidity, financial position and results of operations.
It is also common in the refining industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity, water and gas. Having a sole or limited number of suppliers may limit our negotiating power, particularly in the case of rising raw material costs. Any new supply agreements we enter into may not have terms as favorable as those contained in our current supply agreements. Additionally, there is growing concern over the reliability of water sources. The decreased availability or less favorable pricing for water as a result of population growth, drought or regulation could negatively impact our operations.
In addition, periods of disruption in the global supply chain, including as a result of COVID-19, have caused shortages in the equipment and parts necessary to operate our facilities and complete our capital projects. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays and component shortages from vendors. We continue to monitor the situation and work closely with our suppliers to minimize disruption to our operations as a result of supply chain interruptions.
If our raw material, utility or water supplies or access to the equipment necessary to operate our facilities were disrupted, our businesses may incur increased costs to procure alternative supplies or equipment or incur excessive downtime, which would have a direct negative impact on our operations.
We depend upon Shell for a substantial portion of the crude supply and distribution network that serve our Mobile Refinery.
Currently Shell supplies all of the crude oil which we refine at the Mobile Refinery. Shell is subject to its own operating and regulatory risks and the occurrence of any of these risks could directly or indirectly affect Shell’s as well as our financial condition, results of operations and cash flows if Shell is unable to deliver us sufficient crude oil to operate the Mobile Refinery at full capacity. Additionally, these risks could affect Shell’s ability to continue operations which could affect its ability to serve our supply and distribution network needs.

We may be negatively impacted by inflation.
Increases in inflation may have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the commodity markets generally, the overall demand for our products, our costs for feedstocks, labor, material and services and the margins we are able to realize on our products and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.
Large capital projects can take many years to complete, and the political and regulatory environments or other market conditions may change or deteriorate over time, negatively impacting project returns.
We may engage in capital projects based on the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed in the project, including the in process Mobile Refinery renewal biodiesel capital project. Large-scale projects take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. As a result, we may not fully realize our expected returns, which could negatively impact our business, financial condition, results of operations, and liquidity.
Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first and second quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.
The first and second quarters of 2022 have seen significant increases in the costs of certain materials, including construction material required for our ongoing capital project at our Mobile Refinery and longer lead times for such materials, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures have in the past, and may in the future continue to, adversely impact our operating costs and timelines for capital projects and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in delays in the completion of ongoing and future capital projects, delays in turn-arounds at our facilities, increased down-time, reduced margins and delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.
In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
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
The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations.
Pursuant to the Energy Policy Act of 2005, Congress established a Renewable Fuel Standard (“RFS”) program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. A Renewable Identification Number (“RIN”) is assigned to each gallon of renewable fuel produced in, or imported into, the United States. We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. Additionally, the status of EPA RFS exemptions may impact the price of RINs. EPAs policy on granting certain RFS exemptions has changed under the Biden administration, and some previously granted exemptions have been the subject of legal proceedings that may ultimately result in the reversal of past exemptions. The occurrence of any one or more of these events may increase our operating expenses or make it more difficult for us to operate.

Risks Related to Our Securities
Our outstanding options and convertible securities may adversely affect the trading price of our common stock.
As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 3 million shares of common stock at a weighted average exercise price of $1.81 per share; (ii) outstanding warrants to purchase 2.6 million shares of common stock at an exercise price of $4.50 per share and 0.2 million shares of common stock at an exercise price of $14.15 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 22.2 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Notes, which is subject to customary and other adjustments described in the Indenture. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.
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
A total of 2,584,900 of the Warrants have a term through April 1, 2027 and a $4.50 per share exercise price and a total of 235,000 of the Warrants have a term through November 26, 2027 and a $9.25 exercise price. All of the Warrants include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the Warrant Agreements, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Warrants upon the occurrence of such event, as described in greater detail in the Warrant Agreements, and increases the number of shares of common stock issuable upon exercise of the Warrants, such that the aggregate exercise price of all Warrants remains the same before and after any such dilutive event. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the Warrants combined with a significant increase in the number of shares of common stock issuable upon exercise thereof, which could result in significant dilution to existing shareholders.
Upon the occurrence of a fundamental transaction (as described in the Warrant Agreements) the Warrant Agreements (a) provide each holder a put right and (b) provide the Company with a call right in respect of the Warrants. Upon the exercise of a put right by the holder or a call right by the Company, the Company is obligated to repurchase the Warrants for the Black Scholes Value of the Warrants repurchased, as calculated in the Warrant Agreements. Such Black Scholes value may be significant and the requirement to pay such amount may prohibit us from completing a transaction which would otherwise be accretive to shareholders or make such transaction more costly.
Additionally, until or unless the Company receives shareholder approval under applicable Nasdaq listing rules for the issuance of more than 19.9% of the Company’s outstanding shares of common stock on the date the Warrant Agreements were entered into (i.e., more than 12,828,681 shares of common stock)(the “Share Cap”), the Company may not issue more shares of common stock upon exercise of the Warrants than totals the Share Cap, and is required to pay the Lenders cash, based on the fair market value of any shares required to be issued upon exercise of the Warrants (as calculated in the Warrant Agreements), which would exceed the Share Cap. In the event the anti-dilutive rights of the Warrants result in more than 12,828,681 shares of common stock being issuable upon exercise of the Warrants, we could be required to pay cash to the holders of the Warrants in the amount equal to such excess shares, which could have a significant adverse effect on our available funds and liquidity.
The Warrants also include cashless exercise rights. As a result, we may not receive any cash upon the exercise of the Warrants.
We face significant penalties and damages in the event a registration statement registering the resale of the shares of common stock issuable upon exercise of the Warrants is not available for the sale of such shares.
In connection with the grant of the Warrants, the Company and the holders of such Warrants entered into a Registration Rights Agreement. Under the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement (the “Registration Statement”) with the SEC, for purposes of registering the resale of the shares of common stock issuable upon exercise of the Warrants no later than July 1, 2022. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Registration Statement; provided, that such date is extended until 75 days after the filing date if the Initial Registration Statement is reviewed by the staff of the Commission. The Registration Statement was filed with the SEC and became effective on July 8, 2022. The Registration Rights Agreement also provides the holders of the Warrants certain piggyback and demand registration rights (including pursuant to an underwritten offering, in the event the gross proceeds from such underwritten offering are expected to exceed $35 million).
If, subject to certain limited exceptions described in the Registration Rights Agreement, during the period commencing on the effective date of the Registration Statement and ending on the earlier of the date when there are no registrable securities or the third anniversary of the effective date of the Registration Statement, a registration statement is not continuously effective to allow the sale of the shares underlying the Warrants, for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days (which need not be consecutive) during any 12-month period, then, in addition to any other rights such holder of Warrants may have under the Registration Rights Agreement or applicable law, (x) on the first such applicable default date, the Company is required to pay to such holder of a Warrant an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the fair market value (such fair market value calculated as required under the Registration Rights Agreement) of the registrable securities held by such holder (the “1% Penalty”), and (y) on each monthly anniversary of such default date until all applicable defaults have been cured, shall pay the 1% Penalty, subject to a maximum penalty of 10% of the fair market value of the registrable securities held by each applicable holder of Warrants (such fair market value calculated as required under the Registration Rights Agreement).
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

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2022 and from the period from July 1, 2022, to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:
In May 2022, a holder of Series A Convertible Preferred Stock of the Company converted 6,223 shares of the Company’s Series A Convertible Preferred Stock into 6,223 shares of common stock, pursuant to the terms of such Series A Convertible Preferred Stock. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
On July 11, 2022, two holders of warrants to purchase an aggregate of 165,000 shares of our common stock with an exercise price of $4.50 per share and a holder of warrants to purchase 15,000 shares of our common stock with an exercise price of $9.25 per share, exercised such warrants in a cashless exercise, pursuant to the terms of such warrants, and were issued 98,075 shares of common stock. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
On July 19, 2022, a holder of warrants to purchase 100 shares of our common stock with an exercise price of $4.50 per share exercised such warrants for cash and was issued 100 shares of common stock. The shares were issued pursuant to equity securities originally offered and sold without registration under the Securities Act to accredited investors in reliance upon the exemption provided by Rule 4(a)(2).
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.

    None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
2.1+£	Sale and Purchase Agreement dated May 26, 2021, by and between Vertex Operating Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company		8-K	2.1	5/27/2021	001-11476
2.2	Assignment and Assumption of Contract effective April 1, 2022, between Vertex Energy Operating LLC and Vertex Refining Alabama LLC		8-K	2.2	4/7/2022	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
4.3	Warrant Agreement dated April 1, 2022, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	4/7/2022	001-11476
4.4	Warrant Agreement dated May 26, 2022, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	5/27/2022	001-11476
10.1#	Swapkit Purchase Agreement entered into between Vertex Energy Operating, LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US, dated May 26, 2021		8-K	10.2	5/27/2021	001-11476
10.2	$7,000,000 Promissory Note provided by Vertex Energy Operating, LLC to HPRM LLC		8-K	10.1	7/2/2021	001-11476
10.3	First Amendment to $7,000,000 Promissory Note dated and effective October 11, 2021 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.2	10/14/2021	001-11476
10.4	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Heartland Acquisition Corporation and Vertex Splitter Corporation		8-K	10.1	3/3/2022	001-11476
10.5	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Myrtle Grove Acquisition Corporation and Vertex Splitter Corporation		8-K	10.2	3/3/2022	001-11476
10.6	Side Letter Re Purchase and Sale Agreements, dated February 25, 2022, by and between Tensile-Vertex Holdings LLC, Vertex Splitter Corporation and Vertex Energy, Inc.		8-K	10.3	3/3/2022	001-11476
10.7	Second Amendment to $7,000,000 Promissory Note dated and effective February 25, 2022 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.4	3/3/2022	001-11476
10.8	Loan and Security Agreement dated April 1, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	4/7/2022	001-11476
10.9	Intellectual Property Security Agreement dated April 1, 2022, by and between Vertex Energy Operating, LLC, as grantor and Cantor Fitzgerald Securities, as administrative and collateral agent for the lenders		8-K	10.2	4/7/2022	001-11476

10.10	Collateral Pledge Agreement dated April 1, 2022, by and among Vertex Energy Inc., Vertex Refining Alabama LLC, each of Vertex Energy, Inc.’s direct and indirect subsidiaries party thereto and Cantor Fitzgerald Securities, as collateral agent for the lenders		8-K	10.3	4/7/2022	001-11476
10.11	Supply and Offtake Agreement dated April 1, 2022, by and between Macquarie Energy North America Trading Inc. and Vertex Refining Alabama LLC		8-K	10.4	4/7/2022	001-11476
10.12	Intercreditor Agreement dated April 1, 2022, among Cantor Fitzgerald Securities, as the term loan agent, Macquarie Energy North America Trading Inc., as the intermediation facility secured party, Vertex Refining Alabama LLC, and the other grantors party thereto		8-K	10.5	4/7/2022	001-11476
10.13	Guaranty between Vertex Energy, Inc. and Macquarie Energy North America Trading Inc., dated April 1, 2022		8-K	10.6	4/7/2022	001-11476
10.14	Pledge and Security Agreement dated April 1, 2022, between Vertex Alabama Refining LLC, and Macquarie Energy North America Trading Inc.		8-K	10.7	4/7/2022	001-11476
10.15	Registration Rights Agreement dated April 1, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants		8-K	10.8	4/7/2022	001-11476
10.16	Inventory Sales Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.11	4/7/2022	001-11476
10.17#£	Crude Oil & Hydrocarbon Feedstock Supply Agreement dated April 1, 2022, by and between Vertex Refining LLC and Shell Trading (US) Company		8-K	10.12	4/26/2022	001-11476
10.18	Storage & Services Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.13	4/26/2022	001-11476
10.19£	ULSD/Gasoline Offtake Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Equilon Enterprises LLC, dba Shell Oil Products US		8-K	10.14	4/26/2022	001-11476
10.20#	Amendment Number One to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	5/27/2022	001-11476
10.21	Amended and Restated Registration Rights Agreement dated May 26, 2022, between Vertex Energy Inc. and each of the holders of the Lender Warrants		8-K	10.2	5/27/2022	001-11476
10.22***	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant		8-K	10.1	6/14/2022	001-11476
10.23	Amendment No. 1 to the First Amended and Restated Registration Rights Agreement dated June 15, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants		8-K	10.2	6/21/2022	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

VERTEX ENERGY, INC.

Date: August 8, 2022	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)