Form 10-Q
period 2022-09-30
Vertex Energy Inc.
filed 2022-11-08
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
(Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes  ☑ No

As of November 7, 2022, there were 75,668,826 shares of common stock are issued and outstanding.

GLOSSARY OF TERMS
Please see the “Glossary” beginning on page 4 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (the "Annual Report"), for a list of abbreviations and definitions used throughout this Report. In addition, unless the context otherwise requires and for the purposes of this report only:
•“BBL” (also “bbl” or “Bbl”) is the abbreviated form for one barrel, 42 U.S. gallons of liquid volume.
•“BPD” (also “bpd”) is the abbreviated form for barrels per day. This can refer to designed or actual capacity/throughput.
•“BCD” (also “bcd”, “b/cd”) is the abbreviated form of barrels per calendar day; meaning the total number of barrels of actual throughput processed within 24 hours under typical operating conditions.
•“Base oil” is a lubricant grade oil initially produced from refining crude oil or through chemical synthesis used in manufacturing lubricant products such as lubricating greases, motor oil, and metal processing fluids.
•“Black Oil” is a term used to describe used lubricating oils, which may be visually characterized as dark in color due to carbon and other residual elements and compounds which accumulate through use. This term can also refer to the business segment within the Company, which manages used motor oil related operations and processes such as purchase, sales, aggregation, processing, and re-refining.
•“Catalytic Reforming” is a process that uses heat, pressure, and a catalyst to convert low-octane naphthas into high-octane gasoline blending components.
•“Cracking” refers to the process of breaking down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of heat, pressure, and sometimes a catalyst.
•“Crude oil distillation” means the process of distilling vapor from liquid crudes, usually by heating and condensing the vapor slightly above atmospheric pressure turning it back to liquid in order to purify, fractionate or form the desired products.
•“Cutterstock” also known as “cutter stock”, refers to any stream that is blended to adjust various properties of the resulting blend.
•“Distillates” are finished fuel products such as diesel fuels, jet fuel and kerosene.
•“Generator” means any person, by site, whose act or process produces used oil or whose act first causes used oil to become subject to regulation. Generators can be service stations, governments or other businesses that produce or receive used oil.
•“IMO 2020” refers to the International Maritime Organization’s rule, effective January 1, 2020, which limited sulfur content in fuels used on board ships operating outside designated emission control areas to 0.50% mass by mass.
•“Industrial fuel” is a distillate fuel oil, typically a blend of lower-quality fuel oils. It can include diesel fuels and fuel oils such as No. 1, No. 2, and No. 4 diesel fuels that are historically used for space heating and power generation. Industrial fuel is typically a fuel with low viscosity, as well as low sulfur, ash, and heavy metal content, making it an ideal blending agent.
•“LLS” means Louisiana Light Sweet Crude and is a grade of crude oil classified by its low sulfur content.
•“LPG” means liquefied petroleum gases.

•“Lubricant” or “lube” means a solvent-neutral paraffinic product used in commercial heavy-duty engine oils, passenger car oils, and specialty products for industrial applications such as heat transfer, metalworking, rubber, and other general process oil.
•“MBL” means one thousand barrels.
•“Metals” consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut up, and sent back to a steel mill for re-purposing.
•“Oil collection services” include the collection, handling, treatment, and transacting of used motor oil and related products which contain used motor oil (such as oil filters and absorbents) acquired from customers.
•“Olefins” are hydrotreated VGO.
•“Other refinery products” include the sales of asphalt, condensate, recovered products, and other petroleum products.
•“Pygas” or pyrolysis gasoline, is a product that can be blended with gasoline as an octane booster or distilled and separated into its components, including benzene and other hydrocarbons.
•“Re-Refining” refers to the process or industry which uses refining processes and technology with used oil as a feedstock to produce high-quality base stocks and intermediate feedstocks for lubricants, fuels, and other petroleum products.
•“Refining adjusted EBITDA” represents income (loss) from operations plus depreciation and amortization, unrealized gains and losses on hedging activities, gain and loss on intermediation agreement, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
•“Refining gross margin” is defined as gross profit (loss) less the cost of fuel intakes and other fuel costs. It excludes operating expenses and depreciation attributable to cost of revenues and other non-operating items included in costs of revenues, including unrealized losses on hedging activities and loss on inventory intermediation agreement.
•“Refining gross margin per barrel of throughput” is calculated as refining gross margin divided by total throughput barrels for the period presented.
•“Reformate” is a gasoline blending stock produced by catalytic reforming.
•“Renewable Diesel” means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.
•“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard (“RFS”) regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits to comply with the regulations.
•“Sour Crude Oil” refers to crude oil containing quantities of sulfur greater than 0.4 percent by weight.
•“Sweet Crude Oil” refers to crude oil containing quantities of sulfur equal to or less than 0.4 percent by weight.
•“UMO” is the abbreviation for used motor oil.

•“Vacuum Distillation” is the process of distilling vapor from liquid crudes, usually by heating and condensing the vapor below atmospheric pressure turning it back to a liquid in order to purify, fractionate or form the desired products.
•“Vacuum Gas Oil” or “VGO” is a product produced from a vacuum distillation column which is predominately used as an intermediate feedstock to produce transportation fuels and other by-products such as gasoline, diesel and marine fuels.
•“VTB” refers to vacuum tower bottoms, the leftover bottom product of distillation, which can be processed in cokers and used for upgrading into gasoline, diesel, and gas oil.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$117,464	$36,130
Restricted cash	4,929	100,497
Accounts receivable, net	51,830	14,880
Inventory	169,772	8,031
Derivative commodity asset	1,219	96
Prepaid expenses and other current assets	33,337	4,567
Assets held for sale, current	11,651	10,070
Total current assets	390,202	174,271

Fixed assets, at cost	198,088	62,196
Less accumulated depreciation	(33,371)	(26,043)
Fixed assets, net	164,717	36,153
Finance lease right-of-use assets	43,649	377
Operating lease right-of use assets	33,960	33,272
Intangible assets, net	12,803	6,652
Other assets	2,246	15,335
TOTAL ASSETS	$647,577	$266,060

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$70,906	$11,980
Accrued expenses	42,650	4,942
Finance lease liability-current	1,155	342
Operating lease liability-current	6,421	5,849
Current portion of long-term debt, net	16,637	2,413
Obligations under inventory financing agreements, net	134,244	—
Total current liabilities	272,013	25,526

Long-term debt, net	167,665	64,131
Finance lease liability-long-term	44,339	256
Operating lease liability-long-term	27,539	27,423
Derivative warrant liability	14,303	75,211
Other liabilities	1,378	—
Total liabilities	527,237	192,547

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

	September 30, 2022	December 31, 2021

TEMPORARY EQUITY
Redeemable non-controlling interest	—	43,447
Total temporary equity	—	43,447
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; zero and 5,000,000 shares designated, zero and 385,601 shares issued and outstanding at September 30, 2022 and December 31, 2021, with a liquidation preference of $0 and $574,545 at September 30, 2022 and December 31, 2021.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 75,608,826 and 63,287,965 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	76	63
Additional paid-in capital	278,930	138,620
Accumulated deficit	(160,354)	(110,614)
Total Vertex Energy, Inc. shareholders' equity	118,652	28,069
Non-controlling interest	1,688	1,997
Total equity	120,340	30,066
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$647,577	$266,060

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$810,208	$50,982	$1,915,423	$147,807
Cost of revenues (exclusive of depreciation and amortization shown separately below)	750,463	46,142	1,819,757	127,986
Depreciation and amortization attributable to costs of revenues	4,050	1,028	9,144	3,002
Gross profit	55,695	3,812	86,522	16,819

Operating expenses:
Selling, general and administrative expenses	36,978	8,177	89,934	21,742
Depreciation and amortization attributable to operating expenses	1,120	420	2,656	1,260

Total operating expenses	38,098	8,597	92,590	23,002

Income (loss) from operations	17,597	(4,785)	(6,068)	(6,183)

Other income (expense):
Other income (expenses)	417	(3)	1,060	4,220
Gain (loss) on change in value of derivative warrant liability	12,312	11,907	7,788	(11,380)
Interest expense	(13,131)	(455)	(65,083)	(919)
Total other income (expense)	(402)	11,449	(56,235)	(8,079)
Income (loss) from continuing operations before income tax	17,195	6,664	(62,303)	(14,262)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	17,195	6,664	(62,303)	(14,262)
Income from discontinued operations, net of tax (see note 23)	4,975	3,981	19,882	11,915
Net income (loss)	22,170	10,645	(42,421)	(2,347)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(64)	(115)	33	511
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	—	2,400	6,829	7,183
Net income (loss) attributable to Vertex Energy, Inc.	22,234	8,360	(49,283)	(10,041)

Accretion of redeemable noncontrolling interest to redemption value from continued operations	—	(415)	(428)	(1,177)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	(507)

Net income (loss) attributable to common shareholders from continuing operations	17,259	6,364	(62,764)	(16,457)
Net income attributable to common shareholders from discontinued operations, net of tax	4,975	1,581	13,053	4,732
Net income (loss) attributable to common shareholders	$22,234	$7,945	$(49,711)	$(11,725)

Basic income (loss) per common share
Continuing operations	$0.23	$0.10	$(0.91)	$(0.31)
Discontinued operations, net of tax	0.07	0.03	0.19	0.09
Basic income (loss) per common share	$0.30	$0.13	$(0.72)	$(0.22)

Diluted income (loss) per common share
Continuing operations	$0.22	$0.10	$(0.91)	$(0.31)
Discontinued operations, net of tax	0.06	0.02	0.19	0.09
Diluted income (loss) per common share	$0.28	$0.12	$(0.72)	$(0.22)

Shares used in computing earnings per share
Basic	75,591	61,349	69,007	53,964
Diluted	79,638	64,605	69,007	53,964

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except par value)
(UNAUDITED)

Nine Months Ended September 30, 2022
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2022	63,288	$63	386	$—	$138,620	$(110,614)	$1,997	$30,066
Exercise of options	60	—	—	—	76	—	—	76
Exercise of warrants	1,113	1	—	—	(1)	—	—	—
Share based compensation expense	—	—	—	—	250	—	—	250
Conversion of Series A Preferred stock to common	5	—	(5)	—	—	—	—	—
Reclassification of derivative liabilities	—	—	—	—	78,789	—	—	78,789
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(422)	—	(422)
Net income (loss)	—	—	—	—	—	(4,547)	3,739	(808)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,769)	(3,769)
Balance on March 31, 2022	64,466	64	381	—	217,734	(115,583)	1,967	104,182
Exercise of options to common	498	1	—	—	553	—	—	554
Exercise of options to common- unissued	—	—	—	—	3	—	—	3
Distribution to noncontrolling shareholder	—	—	—	—	—	—	(380)	(380)
Adjustment of redeemable non controlling interest	—	—	—	—	29	(29)	—	—
Conversion of Convertible Senior Notes to common	10,165	10	—	—	59,812	—	—	59,822
Share based compensation expense	—	—	—	—	324	—	—	324
Conversion of Series A Preferred stock to common	381	1	(381)	—	—	—	—	1
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(6)	—	(6)
Net income (loss)	—	—	—	—	—	(66,970)	3,188	(63,782)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,023)	(3,023)
Balance on June 30, 2022	75,510	76	—	—	278,455	(182,588)	1,752	97,695
Exercise of options to common	4	—	—	—	—	—	—	—
Exercise of options to common- unissued	—	—	—	—	97	—	—	97
Exercise of warrants	96	—	—	—	—	—	—	—
Share based compensation expense	—	—	—	—	378	—	—	378
Net income (loss)	—	—	—	—		22,234	(64)	22,170
Balance on September 30, 2022	75,610	$76	—	$—	$278,930	$(160,354)	$1,688	$120,340

See accompanying condensed notes to the consolidated financial statements.

Nine Months Ended September 30, 2021
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2021	45,555	$46	420	$—	$94,570	$(90,009)	$1,318	$5,925
Exercise of options	23	—	—	—	—	—	—	—
Exercise of B1 warrants	1,080	1	—	—	2,757	—	—	2,758
Exchanges of Series B Preferred stock to common	2,359	2	—	—	4,114	630	—	4,746
Share based compensation expense	—	—	—	—	150	—	—	150
Conversion of Series B Preferred stock to common	638	1	—	—	1,978	—	—	1,979
Conversion of Series B1 Preferred stock to common	2,087	2	—	—	3,254	—	—	3,256
Dividends on Series B and B1	—	—	—	—	—	(372)	—	(372)
Accretion of discount on Series B and B1	—	—	—	—	—	(224)	—	(224)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(373)	—	(373)
Net income	—	—	—	—	—	974	1,991	2,965
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(1,542)	(1,542)
Balance on March 31, 2021	51,742	52	420	—	106,823	(89,374)	1,767	19,268
Exercise of options to common	505	—	—	—	229	—	—	229
Exercise of options to common- unissued	—	—	—	—	475	—	—	475
Leverage Lubricants contribution	—	—	—	—	—	—	(13)	(13)
Exercise of B1 warrants	157	—	—	—	1,634	—	—	1,634
Exercise of B1 warrants-unissued	—	—	—	—	1,186	—	—	1,186
Share based compensation expense	—	—	—	—	205	—	—	205
Conversion of Series A Preferred stock to common	28	—	(28)	—	—	—	—	—
Conversion of Series B Preferred stock to common	1,842	2	—	—	5,707	—	—	5,709
Conversion of Series B Preferred stock to common-unissued	—	—	—	—	760	—	—	760
Conversion of Series B1 Preferred stock to common	5,635	6	—	—	8,785	—	—	8,791
Accretion of discount on Series B and B1	—	—	—	—	—	(284)	—	(284)
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(387)	—	(387)
Net income (loss)	—	—	—	—	—	(19,375)	3,418	(15,957)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,113)	(3,113)
Balance on June 30, 2021	59,909	60	392	—	125,804	(109,420)	2,059	18,503
Exercise of options to common	1,267	1	—	—	1,481	—	—	1,482
Exercise of options to common- unissued	—	—	—	—	3	—	—	3
Exercise of B1 warrants	1,576	2	—	—	9,361	—	—	9,363
Conversion of Series B Preferred stock to common	245	—	—	—	—	—	—	—
Conversion of Series A Preferred stock to common	6	—	(6)	—	—	—	—	—
Leverage Lubricants contribution	—	—	—	—	—	—	2	2
Distribution from VRM LA	—	—	—	—	—	—	(169)	(169)
Share based compensation expense	—	—	—	—	257	—	—	257
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(415)	—	(415)
Net income	—	—	—	—	—	8,360	2,285	10,645
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(2,329)	(2,329)
Balance on September 30, 2021	63,003	$63	386	$—	$136,906	$(101,475)	$1,848	$37,342

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(42,421)	$(2,347)
Income from discontinued operations, net of tax	19,882	11,915
Loss from continuing operations	(62,303)	(14,262)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities, net of acquisitions
Stock based compensation expense	952	613
Depreciation and amortization	11,800	4,263
Gain on forgiveness of debt	—	(4,222)
(Gain) loss on sale of assets	(112)	2
Provision for environment clean up	1,428	—
Increase in allowance for bad debt	157	717
Increase in fair value of derivative warrant liability	(7,788)	11,380
Loss on commodity derivative contracts	87,218	2,205
Net cash settlements on commodity derivatives	(100,253)	(1,999)
Amortization of debt discount and deferred costs	44,537	38
Changes in operating assets and liabilities, net of acquisition
Accounts receivable and other receivables	(37,157)	(6,123)
Inventory	(31,521)	(3,716)
Prepaid expenses and other current assets	(16,433)	(2,366)
Accounts payable	58,925	1,945
Accrued expenses	37,658	2,450
Other assets	54	(648)
Net cash used in operating activities from continuing operations	(12,838)	(9,723)
Cash flows from investing activities
Acquisition of business, net of cash	(227,525)	2
Software purchase	(106)	—
Purchase of fixed assets	(34,744)	(2,313)
Investment in Mobile Refinery assets	—	(10,241)
Proceeds from sale of fixed assets	188	75
Net cash used in investing activities from continuing operations	(262,187)	(12,477)
Cash flows from financing activities
Payments on finance leases	(201)	(409)
Proceeds from exercise of options and warrants to common stock	729	6,493
Distributions to noncontrolling interest	(380)	(169)
Net borrowings on inventory financing agreements	133,744	—
Net change in line of credit	—	(166)
Redemption of noncontrolling interest	(50,666)	—
Proceeds from note payable	173,315	10,078
Payments on note payable	(14,101)	(3,779)
Net cash provided by financing activities from continuing operations	242,440	12,050

Discontinued operations:
Net cash provided by operating activities	20,199	13,043
Net cash used in investing activities	(1,848)	(1,675)
Net cash provided by discontinued operations	18,351	11,368

Net change in cash, cash equivalents and restricted cash	(14,234)	1,218
Cash, cash equivalents, and restricted cash at beginning of the period	136,627	10,995
Cash, cash equivalents, and restricted cash at end of period	$122,393	$12,213

See accompanying condensed notes to the consolidated financial statements.
VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)
(Continued)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands).

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash and cash equivalents	$117,464	$12,113
Restricted cash	4,929	$100
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$122,393	$12,213

SUPPLEMENTAL INFORMATION
Cash paid for interest	$20,191	$844
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equity component of the convertible note issuance	$78,789	$—
Conversion of Series B Preferred Stock into common stock	$—	$8,447
Conversion of Series B1 Preferred Stock into common stock	$—	$12,046
Exchanges of Series B Preferred Stock into common stock	$—	$4,747
Accretion of discount on Series B and B1 Preferred Stock	$—	$507
Dividends-in-kind accrued on Series B and B1 Preferred Stock	$—	$(258)
Conversion of Convertible Senior Notes to common stock	$59,822	$—
Equipment acquired (disposed) under leases	$45,096	$174
Accretion of redeemable noncontrolling interest to redemption value	$428	$1,177

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company focused on the production and distribution of conventional and alternative fuels. We operate used motor oil processing plants in Houston, Texas, Port Arthur, Texas, Marrero, Louisiana, and Columbus, Ohio.
As of April 1, 2022, we own a refinery in Mobile, Alabama (the “Mobile Refinery”) with an operable refining capacity of 75,000 barrels per day (“bpd”) and more than 3.2 million barrels of storage capacity. The total purchase consideration was $75.0 million in cash plus $16.3 million in previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items. At the time of the acquisition, the Company also purchased $130.0 million in hydrocarbon inventories of which $124.0 were financed under an inventory financing agreement. See Note 3 “Mobile Refinery Acquisition” and Note 10 “Inventory Financing Agreement” for additional information.
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 14, 2022 (the "Form 10-K").
The December 31, 2021 balance sheet was retroactively restated from the audited financial statements of our 2021 Form 10-K to account for the change for our discontinued business, see Note 23 "Discontinued Operations". In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. All significant intercompany transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2021 as reported in Form 10-K have been omitted.
Used Motor Oils Business ("UMO Business")
Our UMO Business consists of our used oil refinery in Marrero, Louisiana, our Heartland used oil refinery in Ohio, our H&H and Heartland used motor oil (UMO) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights to a lease at the Cedar Marine terminal in Baytown, Texas. The UMO Business is presented as part of our Black Oil segment in our consolidated financial statements. On June 29, 2021, the Company, through certain of its subsidiaries, entered into an Asset Purchase Agreement (the “UMO Sale Agreement”) with Safety-Kleen Systems, Inc. (“Safety-Kleen”) by which Safety-Kleen agreed to acquire the Company’s UMO Business. Assets which form a part of our Black Oil Segment which will not be sold as part of the sale of the UMO Business consent of (1) our re-refining complex located in Belle Chasse, Louisiana, which we refer to as our Myrtle Grove Facility; (2) our Marine division established in 2022, which consists of blending and distribution of fuels to the marine market; and (3) our finished lubricants and metal operations, including the distribution and blending of lubricants as well as a metal recovery operation.
During the third quarter of 2021, the Company classified the UMO Business as held for sale based on management’s intention and the Company’s shareholders’ approval to sell the UMO Business. The Company’s historical financial statements have been revised to present the operating results of the UMO Business as discontinued operations. The results of operations of this business are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this business have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the UMO Business have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
On January 24, 2022, the Company and its subsidiaries that were party to the UMO Sale Agreement and Safety-Kleen, entered into an Asset Purchase Termination Agreement (the “UMO Termination Agreement”) pursuant to which the UMO Sale Agreement was terminated. Under the terms of the UMO Termination Agreement, the Company paid a termination fee to Safety-Kleen of $3.0 million. Immediately upon receipt of such termination fee, which the Company paid simultaneously with the execution of the UMO Termination Agreement, the UMO Sale Agreement was terminated and is of no further force or effect, and with no further liability to any party thereunder, other than certain confidentiality obligations of the parties and ongoing liability for any willful or intentional breach of, or non-compliance with, the UMO Sale Agreement.
The Company is still exploring opportunities to sell the UMO Business and believes it will sell such assets within a year. As of the day of this filing, the Company is in ongoing discussions with a third party regarding a potential sale of the Company's Heartland refinery in Ohio, and as such has determined to present only the Company's Heartland refinery options as discontinued operations ("Heartland Business").
Use of Estimates
The preparation of GAAP financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates. Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
The majority of the numbers presented below are rounded numbers and should be considered as approximate.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.
The Company included the Heartland Business as discontinued operation, and reclassified the other UMO Business operations out of the assets held for sale, and all liabilities of the UMO Business out of liabilities held for sale, other than in connection with the Heartland Business.
NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash as of September 30, 2022, consisted of a $4.8 million deposit in a bank for financing of a short-term equipment lease, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. As of December 31, 2021, a total of $100.4 million was held in an escrow account in connection with the issuance of certain convertible notes (see Note 15. "Long-Term Debt". The funds were released on April 1, 2022 and used in the purchase of the Mobile Refinery. See Note 3 “Mobile Refinery Acquisition”.
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
Receivable balances greater than 90 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $1.5 million and $1.4 million at September 30, 2022 and December 31, 2021, respectively.

Inventory and Obligations Under Inventory Financing Agreements

Mobile Refinery. Inventories at the recently acquired Mobile Refinery consist of crude oil and refined petroleum products. Simultaneously with the acquisition of the Mobile Refinery, the Company entered into an inventory financing agreement with Macquarie Energy North America Trading Inc. (“Macquarie”) under which Macquarie agreed to finance all the crude oil utilized at the Mobile Refinery under procurement contracts. In addition, the Company became a party to a Supply and Offtake Agreement with Macquarie. Under this arrangement, the Company purchases crude oil supplied from third-party suppliers and Macquarie provides credit support for certain of these purchases. Macquarie holds title to all crude oil and refined products inventories at all times, except for liquefied petroleum gases and sulfur, which the Company has pledged, together with all receivables arising from the sales of such inventories.
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
Hydrocarbon inventories at the Mobile Refinery are stated at the lower of cost or net realizable value using the weighted average inventory accounting method. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales. See Note 9 “Inventory” and Note 10 “Inventory Financing Agreement” for more information.
Other locations. Inventories from our legacy business consist of feedstocks and refined petroleum products and recovered ferrous and non-ferrous metals. These commodity inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) accounting method.
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
Environmental Reserves
We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liability represents the expected costs of remediating contaminated soil and groundwater at the site. Costs of future expenditures for environmental remediation obligations are discounted to their present value.
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the nine months ended September 30, 2022 and 2021.
Redeemable Noncontrolling Interests
As more fully described in “Note 22. Non-Controlling Interests”, the Company was party to put/call option agreements with the holder of Vertex Refining Myrtle Grove LLC (“MG SPV”) and HPRM LLC, a Delaware limited liability company (“Heartland SPV”), which entities were formed as special purpose vehicles in connection with the transactions described in greater detail in non-controlling interests. The put options permited MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and “Heartland Redemption”, as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments were to become redeemable solely based on the passage of time, the Company determined that it is probable that the MG SPV and Heartland SPV equity instruments would become redeemable. The Company elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions and adjustment to net loss in determining net loss available to common stockholders for the purpose of calculating earnings per share. On April 1, 2022, the Company redeemed the non-controlling interest holder's interest of MG SPV, and on May 26, 2022, the Company redeemed the non-controlling interest holder's interest of Heartland SPV.
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
New Accounting Pronouncements
Accounting pronouncements adopted by the Company in 2022.
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted this new guidance as of January 1, 2022, under the modified retrospective method. On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon the conversion of our $155 million aggregate principal amount at maturity 6.25% Convertible Senior Notes due 2027 (the "Convertible Senior Notes"), the $79 million derivative liabilities were recorded as additional paid-in capital.
Accounting pronouncements not yet adopted.
The Company has not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

NOTE 3. MOBILE REFINERY ACQUISITION
On April 1, 2022 (the “Effective Date”), Vertex Energy Operating, LLC (“Vertex Operating”), the Company’s wholly-owned subsidiary assigned its rights to that certain May 26, 2021 Sale and Purchase Agreement between Vertex Operating and Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”) (the “Refinery Purchase Agreement”), to Vertex Refining Alabama LLC, a Delaware limited liability company (“Vertex Refining”) which is indirectly wholly-owned by the Company, and on the same date, Vertex Refining completed the acquisition of a Mobile, Alabama refinery (the “Mobile Refinery”) from Shell (the “Mobile Acquisition”). On the Effective Date, a total of $75 million (less $10 million previously paid) was paid by Vertex Refining in consideration for the acquisition of the Mobile Refinery, which amount was subject to customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $0.4 million, $15.9 million was paid to Shell for previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items, and $130 million was paid to Shell by Vertex Refining in connection with the purchase of certain crude oil inventory and finished products owned by Shell and located at the Mobile Refinery on April 1, 2022 (approximately $124 million of which was funded by Macquarie as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between Vertex Refining and Macquarie). The Company also paid $8.7 million at closing pursuant to the terms of a Swapkit Purchase Agreement entered into with Shell on May 26, 2021 (the “Swapkit Agreement”), pursuant to which the Company agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”).
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

The following table presents summarized results of operations of the Mobile Refinery for the period from April 1, 2022 to September 30, 2022, which are included in the accompanying consolidated statement of operations for the period ended September 30, 2022 (in thousands):

	For Three Months Ended September 30, 2022	For Six Months Ended September 30, 2022
Revenue	$733,521	$1,655,717
Net Income (loss)	$18,370	$(5,592)
The following table presents unaudited pro forma results of operations reflecting the acquisition of the Mobile Refinery as if the acquisition had occurred as of January 1, 2021. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future (in thousands):

	For Nine Months Ended September 30,
	2022	2021
Revenue	$2,406,617	$1,473,700
Net income (loss)	$49,509	$(37,500)

NOTE 4. COMMITMENTS AND CONTINGENCIES

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
On November 17, 2020, Vertex filed a lawsuit against Penthol LLC (“Penthol”) in the 61st Judicial District Court of Harris County, Texas, Cause No. 2020-65269, for breach of contract and simultaneously sought a Temporary Restraining Order and Temporary Injunction enjoining Penthol from, among other things, circumventing Vertex in violation of the terms of that certain June 5, 2016 Sales Representative and Marketing Agreement entered into between Vertex Operating and Penthol (the “Penthol Agreement”). Vertex seeks damages, attorney’s fees, costs of court, and all other relief to which it may be entitled.
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
Recently, the parties agreed to move the pending claims and defenses in the Texas state court lawsuit into the federal court lawsuit. Both parties also sought to amend their pleadings to add additional claims. By order dated October 18, 2022, the Judge in the lawsuit, Judge Hanen largely granted these requests. As a result, Vertex was granted leave to add Penthol C.V. as a defendant. Penthol was granted leave to add claims for fraud and breach of contract relating to an assignment agreement, and add claims for misappropriation of trade secrets. All pending claims between the parties are now in the federal court action.
The parties recently conducted numerous depositions and substantial document discovery. Vertex has filed a motion for summary judgment, and Penthol has filed a motion for partial summary judgment, both of which are pending.
This case is pending, but is currently set for trial in January 2023.
We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in the Penthol matter, we cannot estimate the range of possible losses from them (except as otherwise indicated).
Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. On April 1, 2022, we acquired the Mobile Refinery and during the nine months ended on September 30, 2022, we reserved $1.4 million for environment clean up.
NOTE 5. REVENUES

Our revenues are primarily generated from contracts with customers through the sale of refined petroleum products and terminalling and storage services. We recognize revenue from product sales at prevailing market rates at the point in time in which the customer obtains control of the product. Terminalling and storage revenues are recognized as services are rendered, and our performance obligations have been satisfied once the product has been transferred back to the customer. These services are short-term in nature, and the service fees charged to our customers are at prevailing market rates.

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended September 30, 2022
	Black Oil* & Recovery	Refining & Marketing	Consolidated
Primary Geographical Markets
Southern United States	$43,439	$766,769	$810,208
Sources of Revenue
Refined products:
Gasolines	$—	$171,023	$171,023
Jet Fuels	—	138,962	138,962
Diesel	—	276,355	276,355
Other refinery products (1)	37,607	108,337	145,944
Re-refined products:
Pygas	—	15,285	15,285
Metals (2)	4,060	—	4,060
Other re-refined products (3)	1,490	54,663	56,153
Services:
Terminalling	—	2,144	2,144
Oil collection services	282	—	282
Total revenues	$43,439	$766,769	$810,208

	Three Months Ended September 30, 2021
	Black Oil* & Recovery	Refining & Marketing	Consolidated
Primary Geographical Markets
Southern United States	$26,410	$24,572	$50,982
Sources of Revenue
Refined products:
Gasolines	$—	$6,674	$6,674
Jet Fuels	—	—	—
Diesel	—	13,745	13,745
Other refinery products (1)	20,339	—	20,339
Re-refined products:
Pygas	—	3,736	3,736
Metals (2)	4,328	—	4,328
Other re-refined products (3)	909	417	1,326
Services:			—
Oil collection services	834	—	834
Total revenues	$26,410	$24,572	$50,982

	Nine Months Ended September 30, 2022
	Black Oil* & Recovery	Refining & Marketing	Consolidated
Primary Geographical Markets
Southern United States	$147,545	$1,767,878	$1,915,423
Sources of Revenue
Refined products:
Gasolines	$—	$432,173	$432,173
Jet Fuels	—	282,650	282,650
Diesel	—	620,580	620,580
Other refinery products (1)	129,078	259,667	388,745
Re-refined products:
Pygas	—	40,661	40,661
Metals (2)	13,080	—	13,080
Other re-refined products (3)	4,111	127,695	131,806
Services:			—
Terminalling	—	4,452	4,452
Oil collection services	1,276	—	1,276
Total revenues	$147,545	$1,767,878	$1,915,423

	Nine Months Ended September 30, 2021
	Black Oil* & Recovery	Refining & Marketing	Consolidated
Primary Geographical Markets
Southern United States	$80,124	$67,683	$147,807
Sources of Revenue
Refined products:
Gasolines	—	17,168	17,168
Jet Fuels	—	—	—
Diesel	—	38,806	38,806
Other refinery products (1)	58,039	—	58,039
Re-refined products:
Pygas	—	10,571	10,571
Metals (2)	17,455	—	17,455
Other re-refined products (3)	1,763	1,138	2,901
Services:			—
Oil collection services	2,867	—	2,867
Total revenues	$80,124	$67,683	$147,807

* The Company has determined to combine the Black Oil and Recovery segments in the presentation above due to the revenue from such segment being less than 10% of the Company's total revenue after the Mobile Refinery acquisition. The Black Oil segment includes the Heartland Business, which is presented herein as discontinued operations.
(1) Other refinery products include the sales of base oil, VGO, cutterstock and Hydrotreated VGO and other petroleum products.
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

NOTE 6.  SEGMENT REPORTING
After the acquisition of the Mobile Refinery on April 1, 2022, the revenues of our Black Oil and Recovery segments are less than 10% of consolidated revenue. The Company decided to present our Black Oil and Recovery segment together during this reporting period.
The Refining and Marketing segment consists primarily of the sale of gasoline, diesel and jet fuel produced at the Mobile Refinery as well as pygas and industrial fuels, which are produced at a third-party facility.
The Black Oil and Recovery segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; (e) the sale of VGO (vacuum gas oil)/marine fuel; (f) the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (g) revenues generated from trading/marketing of Group III Base Oils. The Black Oil segment includes the Heartland Business, which is presented herein as discontinued operations.
We also disaggregate our revenue by product category for each of our segments, as we believe such disaggregation helps depict how our revenue and cash flows are affected by economic factors.

Segment information for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 2022
	Black Oil & Recovery	Refining & Marketing	Corporate and Eliminations	Consolidated
Revenues:
Refined products	$37,607	$694,677	$—	$732,284
Re-refined products	5,550	69,948	—	75,498
Services	282	2,144	—	2,426
Total revenues	43,439	766,769	—	810,208
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,299	715,164	—	750,463
Depreciation and amortization attributable to costs of revenues	939	3,111	—	4,050
Gross profit	7,201	48,494	—	55,695
Selling, general and administrative expenses	4,919	27,988	4,071	36,978
Depreciation and amortization attributable to operating expenses	39	850	231	1,120
Income (loss) from operations	$2,243	$19,656	$(4,302)	$17,597

Capital expenditures	$412	$26,333	$—	$26,745

THREE MONTHS ENDED SEPTEMBER 30, 2021
	Black Oil & Recovery	Refining & Marketing	Corporate and Eliminations	Consolidated
Revenues:
Refined products	$20,339	$20,419	$—	$40,758
Re-refined products	5,237	4,153	—	9,390
Services	834	—	—	834
Total revenues	26,410	24,572	—	50,982
Cost of revenues (exclusive of depreciation and amortization shown separately below)	22,205	23,937	—	46,142
Depreciation and amortization attributable to costs of revenues	901	127	—	1,028
Gross profit	3,304	508	—	3,812
Selling, general and administrative expenses	3,618	1,034	3,525	8,177
Depreciation and amortization attributable to operating expenses	59	108	253	420
Loss from operations	$(373)	$(634)	$(3,778)	$(4,785)

Capital expenditures	$228	$—	$—	$228

NINE MONTHS ENDED SEPTEMBER 30, 2022
	Black Oil & Recovery	Refining & Marketing	Corporate and Eliminations	Consolidated
Revenues:
Refined products	$129,078	$1,595,070	$—	$1,724,148
Re-refined products	17,191	168,356	—	185,547
Services	1,276	4,452	—	5,728
Total revenues	147,545	1,767,878	—	1,915,423
Cost of revenues (exclusive of depreciation and amortization shown separately below)	111,740	1,708,017	—	1,819,757
Depreciation and amortization attributable to costs of revenues	2,805	6,339	—	9,144
Gross profit	33,000	53,522	—	86,522
Selling, general and administrative expenses	13,383	52,709	23,842	89,934
Depreciation and amortization attributable to operating expenses	142	1,785	729	2,656
Income (loss) from operations	$19,475	$(972)	$(24,571)	$(6,068)

Capital expenditures	$2,830	$142,927	$—	$145,757

NINE MONTHS ENDED SEPTEMBER 30, 2021
	Black Oil & Recovery	Refining & Marketing	Corporate and Eliminations	Consolidated
Revenues:
Refined products	$58,039	$55,974	$—	$114,013
Re-refined products	19,218	11,709	—	30,927
Services	2,867	—	—	2,867
Total revenues	80,124	67,683	—	147,807
Cost of revenues (exclusive of depreciation and amortization shown separately below)	63,431	64,555	—	127,986
Depreciation and amortization attributable to costs of revenues	2,623	379	—	3,002
Gross profit	14,070	2,749	—	16,819
Selling, general and administrative expenses	10,841	2,482	8,419	21,742
Depreciation and amortization attributable to operating expenses	176	325	759	1,260
Income (loss) from operations	$3,053	$(58)	$(9,178)	$(6,183)

Capital expenditures	$2,313	$—	$—	$2,313

Total assets by segment were as follows (in thousands):

AS OF SEPTEMBER 30, 2022
	Black Oil & Recovery	Refining & Marketing	Corporate and Eliminations	Consolidated
Total assets	$123,808	$395,692	$128,077	$647,577

AS OF SEPTEMBER 30, 2021
	Black Oil & Recovery	Refining & Marketing	Corporate and Eliminations	Consolidated
Total assets	$101,461	$4,775	$38,414	$144,650

Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, derivative commodity assets, assets held for sale as well as cash.

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2022 and December 31, 2021(in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable trade	$52,338	$16,302
Allowance for doubtful accounts	(1,509)	(1,422)
Accounts receivable trade, net	50,829	14,880
Accounts receivable other	1,001	—
Accounts receivable, net	$51,830	$14,880

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

NOTE 8. CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS

At September 30, 2022 and 2021 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	As of and for the Nine Months Ended
	September 30, 2022		September 30, 2021
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	40%	2%	34%	11%
Customer 2	22%	45%	12%	6%
Customer 3	10%	7%	9%	5%

For each of the nine months ended September 30, 2022 and 2021, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment		% Revenue by Segment
	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Black Oil and Recovery	Refining	Black Oil and Recovery	Refining
Customer 1	—%	43%	—%	27%
Customer 2	—%	24%	—%	20%
Customer 3	83%	4%	64%	—%

The Company had one vendor that represented 57% of total purchases and 49% of total payables for the nine months ended September 30, 2022, and one vendor that represented 38% of total purchases and 26% of total payables at September 30, 2021.

NOTE 9. INVENTORY

The following table describes the Company's inventory balances by category (in thousands):

	As of September 30, 2022	As of December 31, 2021
Crude oil	$60,504	$926
Refined products	97,568	4,729
Re-refined products	6,590	2,376
Total hydrocarbon inventories	164,662	8,031
Other inventories	5,110	—
Total inventories	$169,772	$8,031

NOTE 10. INVENTORY FINANCING AGREEMENT

On April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all the Mobile Refinery Inventory from Vertex Refining for $130 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement, discussed in detail below. The following table summarizes our outstanding obligations under our inventory financing agreements as of September 30, 2022 (in thousands):

September 30, 2022
Obligations under inventory financing agreement	$135,744
Unamortized financing cost	(1,500)
Obligations under inventory financing agreement, net	$134,244

The valuation of our obligations at the end of each reporting period requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations.
Supply and Offtake Agreement

On April 1, 2022 (the “Commencement Date”), Vertex Refining entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with Macquarie, pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022. On the Commencement Date, pursuant to an Inventory Sales Agreement and in connection with the Supply and Offtake Agreement, Macquarie purchased from Vertex Refining all crude oil and finished products within the categories covered by the Supply and Offtake Agreement and the Inventory Sales Agreement, which were held at the Mobile Refinery and a certain specified third party storage terminal, which were previously purchased by Vertex Refining as part of the acquisition of the Mobile Refinery as discussed in greater detail above in Note 3. "Mobile Refinery Acquisition".

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

Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie are in discussions to cooperate to develop and document, by no later than 180 days after the Commencement Date, procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following a planned renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”), which discussions are ongoing. If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.

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

Vertex Refining is required to pay Macquarie various monthly fees in connection with the Supply and Offtake Agreement and related arrangements, including, without limitation, (1) an inventory management fee, calculated based on the value of the inventory owned by Macquarie in connection with the Supply and Offtake Agreement, (2) a lien inventory fee based upon the value of certain inventory on which Macquarie has a lien, (3) a per barrel crude handling fee based upon the volume of crude oil Macquarie sells to Vertex Refining, (4) per barrel crude oil and products intermediation fees for each barrel of crude oil which Macquarie buys from a third party and each barrel of products Macquarie sells to a third party, in each case, in connection with the Supply and Offtake Agreement, and (5) a services fee in respect of which Macquarie agrees to make Crude Oil and Products available to the Company in accordance with the weekly nomination procedure as set forth in the Supply and Offtake Agreement. Vertex Refining will also be responsible for certain payments relating to Macquarie’s hedging of the inventory it owns in connection with the Supply and Offtake Agreement, including the costs of rolling hedges forward each month, as well as any costs (or gains) resulting from a mismatch between the Company’s projected target inventory levels (which provide the basis for Macquarie’s hedge position) and actual month end inventory levels.

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

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	As of September 30, 2022	As of December 31, 2021
Prepaid insurance	$15,168	$2,638
Commodity derivative advance	12,468	556
Renewable volume obligation (RVO) assets	1,389	—
Other prepaid expenses	4,312	1,373
Total prepaid expenses	$33,337	$4,567

NOTE 12. FIXED ASSETS, NET

Fixed assets consist of the following (in thousands):

	Useful Life (in years)	September 30, 2022	December 31, 2021
Equipment	10	$116,370	$38,682
Furniture and fixtures	7	106	106
Leasehold improvements	15	2,779	2,473
Office equipment	5	1,433	1,183
Vehicles	5	8,168	6,999
Building	20	2,334	274
Land improvements	20	158	—
Construction in progress		57,730	10,484
Land		9,010	1,995
Total fixed assets		198,088	62,196
Less accumulated depreciation		(33,371)	(26,043)
Net fixed assets		$164,717	$36,153
The increase in fixed assets is due to the fixed assets acquired by the acquisition of the Mobile Refinery on April 1, 2022. Depreciation expense was $3.3 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, for the continued operations. Depreciation expense was $7.6 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively for the continued operations.
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
NOTE 13. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items:

		September 30, 2022			December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$978	$971	$7	$978	$940	$38
Vendor relations	10	4,778	4,557	221	4,778	4,199	579
Trademark/Trade name	15	887	595	292	887	550	337
TCEP Technology/Patent	15	13,287	8,617	4,670	13,287	7,952	5,335
Non-compete	3	197	196	1	197	192	5
Software	3	9,344	1,732	7,612	538	180	358
		$29,471	$16,668	$12,803	$20,665	$14,013	$6,652
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization expense of intangibles was $1.1 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense of intangibles was $2.7 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Estimated future amortization expense is as follows (in thousands):

Year 1	$4,061
Year 2	4,005
Year 3	2,549
Year 4	950
Year 5	948
Thereafter	290
$12,803

NOTE 14. ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued purchases	$18,496	$1,877
Accrued interest	1	1,594
Accrued compensation and benefits	3,625	1,082
Accrued income, real estate, sales and other taxes	1,454	389
RINS liabilities	19,023	—
Environmental liabilities - current	51	—
	$42,650	$4,942

The increase in accrued liabilities from December 31, 2021 is due to the operation of the Mobile Refinery, which was acquired on April 1, 2022.

NOTE 15. LONG-TERM DEBT

The Company's long-term debt consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

Creditor	Loan Type	Balance on September 30, 2022	Balance on December 31, 2021
Senior Convertible Note	Convertible note	$95,178	$155,000
Term Loan 2025	Loan	165,000	—
John Deere Note	Note	—	94
SBA Loan	SBA Loan	59	59
Various institutions	Insurance premiums financed	10,449	2,375
Principal amount of long-term debt		270,686	157,528
Less: unamortized discount and deferred financing costs		(86,384)	(90,984)
Total debt, net of unamortized discount and deferred financing costs		184,302	66,544
Less: current maturities, net of unamortized discount and deferred financing costs		(16,637)	(2,413)
Long term debt, net of current maturities		$167,665	$64,131

Future maturities of long-term debt, excluding financing lease obligations, as of September 30, 2022 are summarized as follows (in thousands):

Period Ended September 30,	Amount Due
2023	$16,637
2024	8,252
2025	150,563
2026	1
2027	95,180
Thereafter	53
Total	$270,686

Term Loan
On April 1, 2022 (the “Closing Date”), Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors (together with the Company, the “Initial Guarantors”); certain funds and accounts under management by BlackRock Financial Management, Inc. or its affiliates, as lenders (“BlackRock”), certain funds managed or advised by Whitebox Advisors, LLC, as lenders (“Whitebox”), certain funds managed by Highbridge Capital Management, LLC, as lenders (“Highbridge”), Chambers Energy Capital IV, LP, as a lender (“Chambers”), CrowdOut Capital LLC, as a lender (“CrowdOut Capital”), CrowdOut Credit Opportunities Fund LLC, as a lender (collectively with BlackRock, Whitebox, Highbridge, Chambers and CrowdOut Capital, the “Lenders”); and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”).

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

On May 26, 2022, each of the Initial Guarantors (including the Company), Vertex Refining OH, LLC, which is indirectly wholly-owned by the Company ("Vertex OH"), Heartland SPV, and Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”, and together with Vertex Ohio and Heartland SPV, the “Additional Guarantors”, and the Additional Guarantors, together with the Initial Guarantors, the “Guarantors”, and the Guarantors, together with Vertex Refining, the “Loan Parties”), entered into an Amendment Number One to Loan and Security Agreement (“Amendment No. One to Loan Agreement”), with certain of the Lenders and CrowdOut Warehouse LLC, as a lender (the “Additional Lenders” and together with the Initial Lenders, the “Lenders”) and the Agent, pursuant to which, the amount of the Term Loan (as defined below) was increased from $125 million to $165 million, with the Additional Lenders providing an additional term loan in the amount of $40 million (the “Additional Term Loan”, and together with the Initial Term Loan, the “Term Loan”).

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

The Company used a portion of the proceeds from the Term Loan borrowing to pay a portion of the purchase price associated with the acquisition of the Mobile Refinery (defined above) acquired by Vertex Refining on April 1, 2022, as discussed in greater detail above, and to pay certain fees and expenses associated with the closing of the Loan and Security Agreement and is required to use the remainder of the funds for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.

On September 30, 2022, Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors; Vertex Marine Fuel Services LLC (“Vertex Marine”) and Vertex Refining Texas LLC (“Vertex Texas,” and together with Vertex Marine, the “New Subsidiary Guarantors”), which are indirectly wholly-owned by the Company; the lenders thereto; and the Agent, entered into a second amendment (“Amendment No. Two”) to the Loan and Security Agreement.
Amendment No. Two (a) extends the date that the Company is required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023, and provides other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, is currently anticipated for mechanical completion during the first quarter of 2023; and (b) waives and extends certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
In addition, each of the New Subsidiary Guarantors also entered into a Guarantor Joinder, agreeing to be bound by the terms of the Loan and Security Agreement, and to guaranty the amounts owed thereunder.
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
Each Warrant holder has a put right to require the Company to repurchase any portion of the warrants held by such holder concurrently with the consummation of such fundamental transaction. The fundamental transaction clause requires the warrants to be classified as liabilities.

Indenture and Convertible Senior Notes
On November 1, 2021, we issued $155 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Notes”) pursuant to an Indenture (the “Indenture”), dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering (the “Note Offering”) to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Securities Purchase Agreements. The issue price was 90% of the face amount of each note. Interest payments on the Notes are paid semiannually on April 1 and October 1 of each year, beginning on April 1, 2022. As of October 1, 2022, a total of $7 million of interest was paid on our outstanding Convertible Senior Notes.
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
Prior to July 1, 2027, the Convertible Senior Notes are convertible at the option of the holders of the Convertible Senior Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
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
Initially, a maximum of 36 million shares of common stock can be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which is subject to customary and other adjustments described in the Indenture.
On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon conversion of the Convertible Senior Notes, in accordance with Nasdaq Listing Rules 5635 (a) and (d). Accordingly, $79 million of derivative Convertible Senior Note liabilities were reclassified to additional paid in capital.
On May 26, 2022, May 27, 2022, May 31, 2022, and June 1, 2022, holders of an aggregate of $60 million of the Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture. Upon the conversion, the Company recognized $33.9 million unamortized deferred loan cost and discount as interest expense.
The components of the Convertible Senior Notes are presented as follows (in thousands):

September 30, 2022
Principal Amounts	$155,000
Conversion of principal into common stock	(59,822)
Outstanding principal amount	95,178
Unamortized discount and issuance costs	(52,362)
Net Carrying Amount	$42,816
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES

Finance Leases

The Company's finance leases liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

Creditor	Loan Type	Balance on September 30, 2022	Balance on December 31, 2021
AVT Equipment Lease-HH	Finance Lease	$—	$302
AVT Equipment Lease-Ohio	Finance Lease	—	296
VRA Finance Lease	Finance Lease	45,494	—
		$45,494	$598
Future maturities of finance lease obligations, as of September 30, 2022 are summarized as follows (in thousands):

Period Ended September 30,	Amount Due
2023	$1,155
2024	1,301
2025	1,466
2026	1,652
2027	1,862
Thereafter	38,058
Total	$45,494

On April 1, 2022, the Company entered into one finance lease. Base payments are $0.4 million per month for the first six months, increasing to $0.5 million per month for the next 180 months. The amount of the right of use assets is $43.6 million at September 30, 2022, and the finance lease obligation is $45.5 million at September 30, 2022. The associated amortization expenses for the three months ended September 30, 2022 and 2021 were $0.7 million and $28.7 thousand, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the three months ended September 30, 2022 and 2021 were $1.4 million and $19.4 thousand, respectively, and are included in interest expense on the unaudited consolidated statements of operations. The associated amortization expenses for the nine months ended September 30, 2022 and 2021 were $0.7 million and $86.0 thousand, respectively, and are included in depreciation and amortization on the unaudited consolidated statements of operations. The associated interest expense for the nine months ended September 30, 2022 and 2021 were $2.7 million and $37 thousand, respectively, and are included in interest expense on the unaudited consolidated statements of operations.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the three and nine months ended September 30, 2022 and 2021. Total operating lease costs for both the three months ended September 30, 2022 and 2021 were $1.5 million and $1.4 million, respectively. Total operating lease costs for both the nine months ended September 30, 2022 and 2021 were $4.4 million and $4.2 million, respectively.
Cash Flows
Cash paid for amounts included in operating lease liabilities was $4.4 million and $4.2 million during the nine months ended September 30, 2022 and 2021, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $201 thousand and $409 thousand during the nine months ended September 30, 2022 and 2021, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2022 (in thousands):

September 30, 2022
	Facilities	Equipment	Plant	Railcar	Total
Year 1	$715	$262	$4,111	$1,333	$6,421
Year 2	495	262	4,111	1,437	6,305
Year 3	394	259	4,111	489	5,253
Year 4	306	259	4,111	305	4,981
Year 5	300	234	4,111	181	4,826
Thereafter	1,550	—	22,482	—	24,032
Total lease payments	3,760	1,276	43,037	3,745	51,818
Less: interest	(1,139)	(218)	(15,728)	(773)	(17,858)
Present value of operating lease liabilities	$2,621	$1,058	$27,309	$2,972	$33,960

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2022:

Remaining lease term and discount rate:	September 30, 2022
Weighted average remaining lease terms (years)
Lease facilities	4.79
Lease equipment	10.69
Lease plant	10.47
Lease railcar	3.22
Weighted average discount rate
Lease facilities	9.13%
Lease equipment	7.97%
Lease plant	9.37%
Lease railcar	8.00%
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

NOTE 17. EQUITY

During the nine months ended September 30, 2022, the Company issued 385,593 shares of common stock in connection with the conversion of Series A Convertible Preferred Stock, pursuant to the terms of such securities, issued 1,112,728 shares of the Company's common stock in exchange for warrants to purchase 1,500,000 shares of the Company's common stock with an exercise price of $2.25 per share, issued 96,074 shares of the Company's common stock in exchange for warrants to purchase 165,100 shares of the Company's common stock with an exercise price of $4.50 per share on a cash and cashless basis, and issued 10,165,149 shares of the Company's common stock in conversion of $59,822,000 in Convertible Senior Notes. In addition, the Company issued 561,317 shares of common stock in connection with the exercise of options.
During the nine months ended September 30, 2021, the Company issued 13,826,010 shares of common stock in connection with the conversion of Series A, Series B & B1 Convertible Preferred Stock (which has since been fully converted and terminated) and exercises of warrants into common stock of the Company, pursuant to the terms of such securities. In addition, the Company issued 528,368 shares of common stock in connection with the exercise of options.
Warrant Exchange Agreement. On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP (the “Holder” and "Tensile"). The Holder agreed to exchange outstanding warrants to purchase 1,500,000 shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1,112,728 shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
Warrant Agreement in connection with term loan. On July 11, 2022, the holders of warrants to purchase 165,000 shares of the Company’s common stock exercised warrants to purchase 165,000 shares of the Company's common stock with an exercise price of $4.50 per share and an expiration date of April 1, 2027, on a cashless basis, and were issued 95,974 shares of the Company’s common stock, with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
On July 22, 2022, the holders of warrants to purchase 100 shares of common stock exercised warrants to purchase 100 shares of the Company's common stock with an exercise price of $4.50 per share and were issued 100 shares of common stock.
Conversion of Convertible Senior Notes. On May 26, 2022, May 27, 2022, May 31, 2022, and June 1, 2022, holders of an aggregate of $59,822,000 of the Company’s 6.25% Convertible Senior Notes due 2027, converted such notes into 10,165,149 shares of common stock of the Company pursuant to the terms of the Indenture.
Conversion of Series A Preferred Stock. Pursuant to the prior designation of the rights and preferences of the Series A Convertible Preferred Stock of the Company, each share of Series A Convertible Preferred Stock was to be automatically converted into shares of common stock of the Company (on a one-for-one basis), automatically and without further action by the Company or any holder, upon the first to occur of certain events, including if the closing price of the Company’s common stock on the Nasdaq Capital Market averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period averaged at least 7,500 shares (the “Automatic Conversion Provision”).
Effective on June 10, 2022, the Automatic Conversion Provision of the Series A Convertible Preferred Stock was triggered, and the 374,337 then outstanding shares of the Company’s Series A Convertible Preferred Stock automatically converted into 374,337 shares of common stock of the Company and on June 10, 2022, all rights of any holder with respect to the shares of the Series A Convertible Preferred Stock so converted, including the rights, if any, to receive distributions of the Company’s assets terminated, except only for the rights of such holders to receive certificates for the number of whole shares of common stock into which such shares of the Series A Convertible Preferred Stock were converted.
Preferred Stock and Detachable Warrants. The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 0 and 5,000,000, as of September 30, 2022 and December 31, 2021 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 0 and 10 million, as of September 30, 2022 and December 31, 2021. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 0 and 17,000,000 as of September 30, 2022 and December 31, 2021. The total number of designated shares of Series C Convertible Preferred Stock is 0 and 44,000 as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, there were 0 and 385,601 shares, respectively, of Series A Preferred Stock issued and outstanding. As of September 30, 2022 and December 31, 2021, there were no shares of Series B, B1 and C Preferred Stock outstanding. On

August 31, 2022, the Company decided to withdraw and terminate the designations of the Series A, Series B, Series B1 and Series C preferred stock.
Certificates of Withdrawal of Previously Designated Preferred Stock. The Company filed Certificates of Withdrawal relating to each series of Preferred Stock previously designated with the Secretary of State of Nevada and terminated the designation of its Series A Preferred Stock (on August 24, 2022); Series B Preferred Stock (on August 24, 2022); Series B1 Preferred Stock (on August 23, 2022) and Series C Preferred Stock (on August 23, 2022). At the time of the filing of the Certificates of Withdrawal, no shares of any of the previously designated series of Preferred Stock were outstanding. The Certificates of Withdrawal were effective upon filing, and eliminated from our Articles of Incorporation all matters set forth in the previously-filed Certificates of Designation with respect to the previously designated series of Preferred Stock.

NOTE 18. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the three months and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic income (loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$17,259	$6,364	$(62,764)	$(16,457)
Net income attributable to shareholders from discontinued operations, net of tax	4,975	1,581	13,053	4,732
Net income (loss) attributable to common shareholders	$22,234	$7,945	$(49,711)	$(11,725)
Denominator:
Weighted-average common shares outstanding	75,591	61,349	69,007	53,964
Basic income (loss) per common shares
Continuing operations	$0.23	$0.10	$(0.91)	$(0.31)
Discontinued operations, net of tax	0.07	0.03	0.19	0.09
Basic income (loss) per share	$0.30	$0.13	$(0.72)	$(0.22)

Diluted Income (Loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$17,259	$6,364	$(62,764)	$(16,457)
Net income available to shareholders from discontinued operations, net of tax	4,975	1,581	13,053	4,732
Net income (loss) available to common shareholders	$22,234	$7,945	$(49,711)	$(11,725)
Denominator:
Weighted-average shares outstanding	75,591	61,349	69,007	53,964
Effect of dilutive securities
Stock options and warrants	4,047	2,871	—	—
Preferred stock	—	385	—	—
Diluted weighted-average shares outstanding	79,638	64,605	69,007	53,964
Diluted income (loss) per common shares
Continuing operations	$0.22	$0.10	$(0.91)	$(0.31)
Discontinued operations, net of tax	0.06	0.02	0.19	0.09
Diluted income (loss) per share	$0.28	$0.12	$(0.72)	$(0.22)

NOTE 19. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity	$1,219	$—	$—	$1,219
Derivative instruments, assets	1,219	—	—	1,219
Derivative instruments, liabilities
Derivative warrants	—	—	14,303	14,303
Derivative warrants, liabilities	—	—	14,303	14,303
Total	$1,219	$—	$(14,303)	$(13,084)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity	$96	$—	$—	$96
Derivative instruments, assets	96	—	—	96
Derivative instruments, liabilities
Derivative warrants	—	—	75,211	75,211
Derivative warrants, liabilities	—	—	75,211	75,211
Total	$96	$—	$(75,211)	$(75,115)

Level 3 instruments include Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Long-Term Debt". We revalued the 2,835 thousand warrants granted and outstanding at September 30, 2022 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants
Expected dividend rate	—%	—%
Expected volatility	104.52%	101%
Risk free interest rate	4.06%	4.06%
Expected term	5	5.5

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy for the nine months ended September 30, 2022 (in thousands):

Level Three Roll-Forward
2022
Balance at beginning of period	$75,211
April 1 warrants granted	22,795
May 26 warrants granted	2,874
Equity component of the convertible senior not	(78,789)
Change in valuation of warrants included in net income	(7,788)
Balance at end of period	$14,303

See Note 20 "Commodity Derivative Instruments", below for information on the impact on results of operations of our commodity derivative instruments.

NOTE 20. COMMODITY DERIVATIVE INSTRUMENTS

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

The mark-to-market effects of these contracts as of September 30, 2022 and December 31, 2021, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of September 30, 2022
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Sept. 2022 - Nov. 2022	$4.51	12	$54
Swap	Sept. 2022 - Nov. 2022	$2.39	6	$14
Option	Sept. 2022 - Nov. 2022	$10.75	42	$1,075
Swap	Sept. 2022 - Nov. 2022	$1.52	50	$76

As of December 31, 2021
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Options	Dec. 2021-Mar. 2022	$3.18	18	$136
Futures	Dec. 2021-Mar. 2022	$31.59	20	$71
Futures	Dec. 2021-Mar. 2022	$32.48	50	$(111)

The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 are presented in the table below.

Balance Sheet Classification	Contract Type	2022	2021

	Crude oil options	$1,075	$136
	Crude oil swaps	144	—
	Crude oil futures	—	(40)
Derivative commodity assets		$1,219	$96
For the three months ended September 30, 2022 and 2021, we recognized $11.0 million and $0.3 million of gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

For the nine months ended September 30, 2022 and 2021, we recognized $87.2 million and $2.2 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 21. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at September 30, 2022 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $106 million as of September 30, 2022 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated pre-tax loss of approximately $29.1 million from January 1, 2022 through September 30, 2022.

The year to date loss at September 30, 2021 puts the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have NOLs of approximately $38.9 million as of September 30, 2021 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company generated pre-tax loss of approximately $2.3 million from January 1, 2021 through September 30, 2021.

NOTE 22. NON-CONTROLLING INTERESTS

Myrtle Grove Facility
On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company, acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex.

Myrtle Grove Redeemable Noncontrolling Interest. In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net loss of $38 thousand to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This accretion adjustment of $0.4 million increased the carrying amount of redeemable noncontrolling interests to the redemption value as of April 1, 2022 of $7.2 million. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to MG SPV as of September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Beginning balance	$6,812	$5,473
Net loss attributable to redeemable non-controlling interest	(38)	(200)
Accretion of non-controlling interest to redemption value	428	1,176
Redemption of non-controlling interest	(7,202)	—
Ending balance	$—	$6,449

Heartland Re-refining Complex
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
Heartland Redeemable Noncontrolling Interest. In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net income of $6.8 million to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At May 26, 2022, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 was $43.5 million. On May 26, 2022, the Company acquired a 65% interest in Heartland SPV from Tensile for $43.5 million.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV as of September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Beginning balance	$36,635	$26,139
Net income attributable to redeemable non-controlling interest	6,829	7,183
Redemption of non-controlling interest	(43,464)	—
Ending balance	$—	$33,322

The amount of accretion of redeemable noncontrolling interest to redemption value of $0.4 million and $1.1 million are presented as an adjustment to net income (loss) attributable to Vertex Energy, Inc., to arrive at net income (loss) attributable to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 23. DISCONTINUED OPERATIONS
During the third quarter of 2021, the Company initiated and began executing a strategic plan to sell its UMO Business. An investment banking advisory services firm was engaged and actively marketed this segment. On September 28, 2021, the shareholders approved the proposed sale of its portfolio of used motor oil collection and recycling assets to Safety-Kleen pursuant to the UMO Sale Agreement discussed below.
On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the UMO Sale Agreement. In connection with the termination agreement, the Company paid Safety-Kleen a break-up fee of $3 million.
Vertex is continuing to explore opportunities for the sale of the UMO Business. Subsequent to the April 1, 2022 acquisition of the Mobile Refinery, our UMO Business operations no longer consist of ‘all or substantially all’ of our assets and as such, we have determined that the sale of such operations does not reach a level that would require shareholder approval if sold under Nevada law. As such, the requirement to obtain shareholder approval for any subsequent sale of the UMO Business is no longer necessary.
The Company is still exploring opportunities to sell the UMO Business and believes it will sell such assets within a year. As of the day of this filing, the Company is in ongoing discussions with a third party regarding a potential sale of the Heartland Business and has accordingly presented only this division as discontinued operations while reclassifying the other UMO Business operations out of assets held for sale, and all liabilities of the UMO Business out of liabilities held for sale, other than in connection with the Heartland Business. The following summarized financial information has been reclassified as continued operations for the six months ended June 30, 2022 and 2021 (in thousands):

	June 30, 2022	December 31, 2021
Assets held for sale to assets held and used	$81,616	$74,046
Liabilities held for sale to liabilities held and paid	$(35,507)	$(37,645)
	Six Months Ended June 30,
	2022	2021
Net income from discontinued operations to continued operation	$16,736	$1,284
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months and nine months ended September 30, 2022, and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$22,153	$14,507	$63,534	$41,039
Cost of revenues (exclusive of depreciation shown separately below)	14,306	8,638	36,077	23,124
Depreciation and amortization attributable to costs of revenues	391	393	1,170	1,160
Gross profit	7,456	5,476	26,287	16,755
Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation shown separately below)	2,418	1,418	6,213	4,606
Depreciation and amortization expense attributable to operating expenses	63	63	188	188
Total operating expenses	2,481	1,481	6,401	4,794
Income from operations	4,975	3,995	19,886	11,961
Other income (expense)
Interest expense	—	(14)	(4)	(46)
Total other expense	—	(14)	(4)	(46)
Income before income tax	4,975	3,981	19,882	11,915
Income tax benefit (expense)	—	—	—	—
Income from discontinued operations, net of tax	$4,975	$3,981	$19,882	$11,915

The assets and liabilities held for sale on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Inventory	$2,190	$1,253
Prepaid expenses	317	163
Total current assets	2,507	1,416

Fixed assets, at cost	17,658	15,451
Less accumulated depreciation	(9,140)	(8,047)
Fixed assets, net	8,518	7,404
Finance lease right-of-use assets	—	436
Intangible assets, net	626	814
Assets held for sale	$11,651	$10,070

NOTE 24. RELATED PARTY TRANSACTIONS

Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a member of the Board of Directors, serves as a partner. During the nine months ended September 30, 2022 and 2021, we paid $0.5 million and $0.6 million, respectively, to such law firm for services rendered, which services include the drafting and negotiation of, and due diligence associated with, the Sale Agreement and Refinery Purchase Agreement (defined and discussed above), and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreement, discussed above.
NOTE 25. SUBSEQUENT EVENTS
On October 1, 2022, a total of $3 million of interest was paid on our outstanding Convertible Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes thereto on the basis of management’s assessment to assist readers in understanding our results of operations, financial condition, and cash flows. As such, it should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (the “Annual Report”). Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Vertex”, “Vertex Energy” and “Vertex Energy, Inc.” refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries.
Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.
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
Unless the context otherwise requires and for the purposes of this report only:
● “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
● “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
● “Securities Act” refers to the Securities Act of 1933, as amended.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under "Risk Factors", and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022 (under the heading "Risk Factors" and in other parts of that report), which factors include:
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
•decreases and/or volatility in global demand for, and the price of, oil;
•our ability to acquire sufficient amounts of used oil feedstock through our collection routes, to produce finished products, and in the absence of such internally collected feedstocks, our ability to acquire third-party feedstocks on commercially reasonable terms;
•repayment of and covenants in our current and future debt facilities;
•rising inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
•the lack of capital available on acceptable terms to finance our continued growth; and
•other risk factors included under “Risk Factors“ in our latest Annual Report on Form 10-K and set forth below under “Risk Factors“.
In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.

You should read the matters described in, and incorporated by reference in, "Risk Factors" and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only as of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Overview and Business Activities
Vertex is an energy transition company specializing in refining and marketing high-value conventional and lower-carbon alternative transportation fuels. We are engaged in operations across the petroleum value chain, including refining, collection, aggregation, transportation, storage and sales of aggregated feedstock and refined products to end-users. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest, and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending September 30, 2022, we aggregated approximately 86.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.1 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
Mobile Refinery acquisition. Effective April 1, 2022, we completed the acquisition of a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
The Company paid a total of $75.0 million (less $10 million previously paid) in consideration for the acquisition of the Mobile Refinery. In addition, we paid $16.4 million for previously agreed upon capital expenditures, miscellaneous prepaids and reimbursable items and an $8.7 million technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after the acquisition. The Company also purchased certain crude oil and finished products inventories for $130.2 million owned by Shell at the Mobile Refinery.
As a result of the Mobile Refinery purchase, Vertex Refining and Shell Trading (US) Company (“STUSCO”) entered into a Crude Oil & Hydrocarbon Feedstock Supply Agreement (the “Crude Supply Agreement”) pursuant to which STUSCO agreed to sell to Vertex Refining, and Vertex Refining agreed to buy from STUSCO, all of the crude oil and hydrocarbon feedstock requirements of the Mobile Refinery, subject to certain exceptions set forth therein. The agreement provides that STUSCO is the exclusive supplier for the Mobile Refinery’s requirement for crude oil and hydrocarbon feedstock.
Additionally, as a result of the Mobile Refinery purchase, we entered into several agreements with Macquarie Energy North America Trading Inc (“Macquarie”). Under these agreements (together, the “Inventory Financing Agreement”), Macquarie agrees to finance the Mobile Refinery’s crude supply and inventories, and Vertex agrees to provide storage and terminalling services to Macquarie. At the time of the acquisition, Macquarie agreed to finance $124.3 million of the $130.2 million of opening inventories. See Note 3 “Mobile Refinery Acquisition” of our Condensed Notes to Consolidated Financial Statements.
Myrtle Grove Facility Purchase. On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex. See Note 22 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements.
Heartland Re-refining Complex. On May 26, 2022, the Company, through Vertex Splitter acquired the 65% noncontrolling interest of HPRM LLC, a Delaware limited liability company (“Heartland SPV”) held by Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”) from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $43.5 million, which was based on the value of the Class B Unit preference of Heartland SPV held by Tensile-Heartland, plus capital invested by Tensile-Heartland in Heartland SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of Heartland SPV, which in turn owns the Company’s Columbus, Ohio, re-refining complex. See Note 22 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements.

We operate two business segments: the Refining and Marketing segment and the Black Oil and Recovery segment. For further description of the business and products of our segments, see “Results of Operations”, below.
Strategy and Plan of Operations

The principal elements of our strategy include:

Completion of Renewable Diesel Conversion Project. The renewable diesel conversion project is designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. To date, we have technology, engineering and construction partners and construction of foundations and fabrication of piping has commenced. Initial renewable production volumes are expected to come on-stream in the second quarter of 2023. The Company expects the total project cost to be in the range of $90 to $100 million, funded entirely through existing cash on-hand and cash flow from operations. As of September 30, 2022, the Company had incurred $38.8 million in capital expenditures for this project.

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

Results of Operations
We are engaged in operations across the petroleum value chain, including crude oil refining, collection, aggregation, transportation, storage, and sales of refined and re-refined products and aggregated feedstock. Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced. The various petroleum products produced are typically a function of crude oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”). These prices are determined by a global market and can be influenced by many factors, including but not limited to supply/demand, weather, politics, and global/regional inventory levels. As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products. These factors include the supply of, and demand for, crude oil, and refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the marketing of competitive fuels; and government regulation. Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, continue to experience volatility.
Refining margins have experienced significant increases during the first nine months of 2022 in each of the benchmark commodities we track compared to the same period in 2021. The ongoing conflict between Russia and Ukraine, which began in the first quarter of 2022, and the economic sanctions imposed on Russia have decreased the global supply of crude oil affecting global prices. This conflict coupled with disruptions in supply chain that began with the COVID-19 pandemic in 2020, have resulted in increased inflation and higher market prices in crude oil and refined products. During the twelve months ended September 30, 2022, the Consumer Price Energy Index in the United States increased 19.7% impacting our gross margins. The Consumer Price All Items Index increased 8.2% for the same period impacting our operating expenses and slowing economic growth.
The following table sets forth the high and low spot prices during the nine months ended September 30, 2022, for our key benchmarks.

2022
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$56.47	June 22	$25.50	August 8
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$4.36	March 8	$2.15	January 3
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$4.35	June 3	$2.26	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$112.93	March 8	$54.30	September 30
NYMEX Crude oil (dollars per barrel)	$123.70	March 8	$76.08	January 3
Reported in Platt’s US Marketscan (Gulf Coast)
(1) Period reported from April 1 through September 30. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.

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
Reported in Platt’s US Marketscan (Gulf Coast)

Our production and sales of lower value products such as LPGs, VGO and sulfur also impact our results of operations, especially when crude prices are high. Our results of operations are also significantly affected by our direct operating expenses, especially our labor costs. Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance.

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be willing to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock). If we are not able to continue to refine and improve our technologies and gain efficiencies in our technologies, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies. Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.
Our results of operations for the three and nine months ended September 30, 2022, were significantly impacted by the acquisition of the Mobile Refinery on April 1, 2022. There are no comparable amounts presented for the same periods in 2021. See the summary of the Mobile Refinery operating results under Results of Operations – Refining and Marketing, below.
We operate two business segments: the Refining and Marketing segment and the Black Oil and Recovery segment. The table below shows our product categories by segment. For further description of individual products, please refer to the Glossary of terms at the beginning of this document.

	Black Oil(1) and Recovery (2)	Refining and Marketing(3)
Gasolines		X
Jet Fuels		X
Diesel		X
Base oil	X
VGO/Marine fuel sales	X	X
Other refinery products (4)	X	X
Pygas		X
Metals (5)	X
Other re-refined products (6)	X	X
Terminalling		X
Oil collection services	X

(1) The Black Oil segment continued operations consist primary of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants, (c) transportation revenues; and (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil. As of the date of this filing, the Company is in ongoing discussions with a third party regarding a potential sale of the Company’s Heartland refinery in Ohio (which forms a part of the Black Oil segment), and as such, has determined to present only the Company’s Heartland refinery options as discontinued operations (“Heartland Business”).
(2) As discussed in greater detail below under “Black Oil and Recovery Segment”, the Recovery segment consists primarily of revenues generated from the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. It also includes revenues generated from trading/marketing of Group III Base Oils.
(3) As discussed in greater detail below under “Refining and Marketing Segment”, the Refining and Marketing segment consists primarily of the sale of pygas; industrial fuels, which are produced at a third-party facility (Monument Chemical); and distillates.
(4) Other refinery products include the sales of base oil, cutterstock and hydrotreated VGO, LPGs, sulfur and vacuum tower bottoms (VTB).
(5) Metals consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.
(6) Other re-refinery products include the sales of asphalt, condensate, recovered products, and other petroleum products.

Results of Operations
The following discussion includes comments and analysis relating to our results of operations. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, however, it should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Variance*	2022	2021	Variance*
Revenues	$810,208	$50,982	$759,226	$1,915,423	$147,807	$1,767,616
Cost of revenues (exclusive of depreciation and amortization shown separately below)	750,463	46,142	(704,321)	1,819,757	127,986	(1,691,771)
Depreciation and amortization attributable to costs of revenues	4,050	1,028	(3,022)	9,144	3,002	(6,142)
Gross profit	55,695	3,812	51,883	86,522	16,819	69,703

Operating expenses:
Selling, general and administrative expenses	36,978	8,177	(28,801)	89,934	21,742	(68,192)
Depreciation and amortization attributable to operating expenses	1,120	420	(700)	2,656	1,260	(1,396)
Total operating expenses	38,098	8,597	(29,501)	92,590	23,002	(69,588)

Income (loss) from operations	17,597	(4,785)	22,382	(6,068)	(6,183)	115

Other income (expense):
Other income	417	(3)	420	1,060	4,220	(3,160)
Income (loss) on change in value of derivative warrant liability	12,312	11,907	405	7,788	(11,380)	19,168
Interest expense	(13,131)	(455)	(12,676)	(65,083)	(919)	(64,164)
Total other income (expense)	(402)	11,449	(11,851)	(56,235)	(8,079)	(48,156)

Income (loss) from continuing operation before income tax	17,195	6,664	10,531	(62,303)	(14,262)	(48,041)

Income tax benefit (expense)	—	—	—	—	—	—

Income (loss) from continuing operations	17,195	6,664	10,531	(62,303)	(14,262)	(48,041)
Income from discontinued operations, net of tax	4,975	3,981	994	19,882	11,915	7,967
Net income (loss)	22,170	10,645	11,525	(42,421)	(2,347)	(40,074)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(64)	(115)	51	33	511	(478)
Net income attributable to non-controlling interest and redeemable non-controlling from discontinued operations	—	2,400	(2,400)	6,829	7,183	(354)
Net income (loss) attributable to Vertex Energy, Inc.	$22,234	$8,360	$13,874	$(49,283)	$(10,041)	$(39,242)

* Favorable variances are represented by positive numbers and unfavorable variances are represented by negative numbers.

Our revenues and cost of revenues are significantly impacted by the recently acquired Mobile Refinery on April 1, 2022, and fluctuations in commodity prices. Increases in commodity prices typically result in increases in revenue and cost of revenues (i.e., feedstock costs). Additionally, we have used hedging instruments to manage our exposure to underlying commodity prices.
Third Quarter 2022 Compared to Third Quarter 2021 Discussion
During the three months ended September 30, 2022, compared to the same period in 2021, we saw a 204% increase in the volume of products we manage through our facilities (mainly as a result of the Mobile Refinery acquisition and increased volumes processed through such facility). In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the third quarter of 2022 as compared to the same period in 2021 due to the increased price of direct material and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.
During the three months ended September 30, 2022, total revenues increased approximately $759.2 million compared to the same period in 2021, of which $733.5 million was from the Mobile Refinery. The remaining variance of $25.7 million was from our legacy business. This increase from our legacy business was due primarily to higher commodity prices and increased volumes at our facilities. Volumes improved as a result of additional feedstock availability in the overall marketplace.
During the three months ended September 30, 2022, total cost of revenues (exclusive of depreciation and amortization) increased approximately $704.3 million, of which $681.7 million was from the Mobile Refinery and $22.7 million was from other business compared to same period ended September 30, 2021. The main reason for the $22.7 million increase from other business was the result of the increase in commodity prices during 2022 compared to 2021, which impacted our feedstock pricing and certain operational expenses. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, principally crude oil, inventory financing costs, and other maintenance costs at our facilities.
The total operating expenses (excluding depreciation and amortization) increased approximately $28.8 million for the three months ended September 30, 2022, compared to the same prior year’s period, of which $26.2 million was associated with the Mobile Refinery.
For the three months ended September 30, 2022, total depreciation and amortization expense attributable to cost of revenues was $4.1 million, compared to $1.0 million for the three months ended September 30, 2021, an increase of $3.0 million, mainly due to Mobile Refinery assets acquired and additional investments in rolling stock and facility assets during the fourth quarter of 2021, which increased depreciation and amortization in 2022.
Additionally, our per barrel margin increased 496% for the three months ended September 30, 2022, relative to the three months ended September 30, 2021. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($55.7 million for the 2022 period versus $3.8 million for the 2021 period). This increase was a result of the increase in our product spreads related to increases in feedstock prices and increases in operating maintenance costs at our facilities, during the three months ended September 30, 2022, compared to the same period during 2021.
The Gulf Coast 2-1-1 crack spreads increased during the three months ended September 30, 2022 compared to the three months ended June 30, 2022. The crack spread averaged $34.82 per barrel during the three months ended September 30, 2022 compared to $45.06 during the three months ended June 30, 2022. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.
Overall, commodity prices were up for the three months ended September 30, 2022, compared to the same period in 2021. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2022, increased 22% per barrel from a three-month average of $62.46 for the three months ended September 30, 2021 to $76.25 per barrel for the three months ended September 30, 2022. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended September 30, 2022 increased $20.05 per barrel from a three-month average of $92.69 for the three months ended September 30, 2021 to $120.74 per barrel for the three months ended September 30, 2022.
We had interest expense of $13.1 million for the three months ended September 30, 2022, compared to interest expense of $0.5 million for the three months ended September 30, 2021, an increase of $12.6 million. This increase was due to the accretion of deferred loan costs and interest expenses associated with the issuance of $155 million in Convertible Senior Notes on November 1, 2021, and draws under our Term Loan of $125 million on April 1, 2022 and $40 million on May 26, 2022.

We had an approximately $12.3 million gain on change in value of derivative liability for the three months ended September 30, 2022, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a gain on change in the value of our derivative liability of $11.9 million in the prior year’s period, which was in connection with certain warrants granted in May 2016, which have either been exercised or expired to date. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the decrease in the market price of our common stock during the current period, compared to the prior period), warrant exercises, and non-cash accounting adjustments in connection therewith.
We had net income from continuing operations of approximately $17.2 million for the three months ended September 30, 2022, compared to net income from continuing operations of $6.7 million for the three months ended September 30, 2021, an increase in net income from continuing operations of $10.5 million. The main reason for the increase in net income from continuing operations for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was attributable to the profit on inventory hedging activities, and increased commodity prices which helped improve margins for the three months ended September 30, 2022, each as described in greater detail above.
Year to Date 2022 Compared to Year to Date 2021 Discussion
Total revenues increased $1,767.6 million for the nine months ended September 30, 2022 compared to the same period in 2021, due primarily to the Mobile Refinery acquisition, which Mobile Refinery generated $1,655.7 million in revenue and higher commodity prices and increased volumes across our facilities, during the nine months ended September 30, 2022, compared to the prior year’s period.
For the nine months ended September 30, 2022, total cost of revenues (exclusive of depreciation and amortization) was $1.8 billion, compared to $128.0 million for the nine months ended September 30, 2021, an increase of $1.7 billion from the prior period. The main reason for the increase was the addition of the Mobile Refinery business which was acquired on April 1, 2022, in addition to higher commodity prices, which impacted our feedstock pricing, and increases in volumes throughout the business.

    For the nine months ended September 30, 2022, total depreciation and amortization expense attributable to cost of revenues was approximately $9.1 million, compared to $3.0 million for the nine months ended September 30, 2021, an increase of $6.1 million, mainly due to assets acquired with the Mobile Refinery purchase.

We had gross profit as a percentage of revenue of 4.5% for the nine months ended September 30, 2022, compared to gross profit as a percentage of revenues of 11.4% for the nine months ended September 30, 2021. The decrease was mainly due to our change in business strategy after we acquired the Mobile Refinery on April 1, 2022.

We had operating expenses (excluding depreciation and amortization) of approximately $89.9 million for the nine months ended September 30, 2022, compared to $21.7 million for the prior year’s period, an increase of $68.2 million. This increase is primarily due to $48.2 million of operating expenses relating to the Mobile Refinery and $13.6 million of Mobile Refinery acquisition costs and business development expenses related to the transactions contemplated by the UMO Sale Agreement (which was terminated as of January 25, 2022) and the Refinery Purchase Agreement and related transactions.

    We had gross loss from operations of approximately $6.1 million for the nine months ended September 30, 2022, compared to a loss from operations of $6.2 million for the nine months ended September 30, 2021, an increase of $0.1 million in gross loss from operations from the prior year’s nine-month period. The increase in gross loss from operations was mostly due to the loss from commodity derivatives and the cost of the Mobile Refinery acquisition.
    We had interest expense of approximately $65.1 million for the nine months ended September 30, 2022, compared to interest expense of $0.9 million for the same period in 2021, an increase in interest expense of $64.2 million due to a higher amount of term debt outstanding during the nine months ended September 30, 2022, compared to the prior period, the unamortized deferred loan costs related to the conversion of Convertible Senior Notes to common stock during the period and the interest associated with the Convertible Senior Notes, which were issued on November 1, 2021, and the Term Loan, which was issued on April 1, 2022 ($125 million) and May 26, 2022 ($40 million).

    We had an approximately $7.8 million gain on change in value of derivative liability for the nine months ended September 30, 2022 in connection with certain warrants granted in April and May 2022, compared to a loss on change in the value of our derivative liability of $11.4 million in the prior year’s period, which related to warrants granted in June 2015 and May 2016 which expired during 2021. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant decrease in the market price of our common stock during the current period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.

    We had a net loss from continuing operations of approximately $62.3 million for the nine months ended September 30, 2022, compared to a net loss from continuing operations of $14.3 million for the nine months ended September 30, 2021, an increase in net loss from continuing operations of $48.0 million from the prior period due to the reasons described above. The majority of our net loss for the nine months ended September 30, 2022, was attributable to the loss on inventory hedging activities created by market conditions, and amortized deferred loan cost and discount, which was reported as interest expenses, related to the conversion of Convertible Senior Notes, which is a non-cash expense.

Refining and Marketing Segment
Effective on April 1, 2022, the Refining and Marketing segment generates most of its revenues from the sales of petroleum refined products processed at the Mobile Refinery. The Mobile Refinery processes crude oils into refined finished products which include gasolines, distillates including jet fuel, LPGs, and other residual fuels such as VTBs, VGO, olefins, reformate and sulfur. We market these finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels. Most of the Mobile Refinery production is sold to Macquarie under the Inventory Financing Agreement. The Refining and Marketing segment also includes revenues from gathering hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers. Additionally, this segment includes the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment.
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the three and nine months ended September 30, 2022, the Mobile Refinery generated 91% and 86%, respectively, of our total consolidated revenue. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Three Months Ended September 30,
	2022			2021
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing
Revenues	$733,521	$33,248	$766,769	$24,572
Cost of revenues (exclusive of depreciation and amortization shown separately below)	681,682	33,482	715,164	23,937
Depreciation and amortization attributable to costs of revenues	2,957	154	3,111	127
Gross profit (loss)	48,882	(388)	48,494	508
Operating expenses
Selling general and administrative expense	26,240	1,748	27,988	1,034
Depreciation and amortization attributable to operating expenses	736	114	850	108
Total operating expenses	26,976	1,862	28,838	1,142
Income (loss) from operations	21,906	(2,250)	19,656	(634)
Other income (expenses)			—	—
Interest expense	(3,536)	—	(3,536)	—
Net income (loss)	$18,370	$(2,250)	$16,120	$(634)
Refining adjusted EBITDA *	(517)	(2,757)	(3,274)	(399)
Key performance indicators:
Refining gross margin	$48,343	n/a	n/a	n/a
Refining gross margin per bbl of throughput (1)*	7.73	n/a	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	34.82	n/a	n/a	n/a
Operating expenses per bbl of throughput (3)	$4.20	n/a	n/a	n/a

	Nine Months Ended September 30,
	2022			2021
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing
Revenues	$1,655,717	$112,161	$1,767,878	$67,683
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,598,924	109,093	1,708,017	64,555
Depreciation and amortization attributable to costs of revenues	5,944	395	6,339	379
Gross profit	50,849	2,673	53,522	2,749
Operating expenses
Selling general and administrative expense	48,201	4,508	52,709	2,482
Depreciation and amortization attributable to operating expenses	1,472	313	1,785	325
Total operating expenses	49,673	4,821	54,494	2,807
Income (loss) from operations	1,176	(2,148)	(972)	(58)
Other income (expenses)			—	—
Interest expense	(6,786)	—	(6,786)	—
Interest income	18	—	18	—
Net income (loss)	$(5,592)	$(2,148)	$(7,740)	$(58)
Refining adjusted EBITDA*	63,063	(1,509)	61,554	646
Key performance indicators:
Refining gross margin	$140,952	n/a	n/a	n/a
Refining gross margin per bbl of throughput(1)*	11.00	n/a	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel(2)	39.95	n/a	n/a	n/a
Operating expenses per bbl of throughput (3)	$3.76	n/a	n/a	n/a
* See “Non-GAAP Financial Measures” below.
(1) Refining gross margin per throughput barrel is calculated as refining gross margin divided by total throughput barrels for the period presented.
(2) Crack Spread USGC 2-1-1. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our refining gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. To calculate the crack spread we believe most closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline and one barrel of USGC ULSD.
(3) Operating expenses per throughput barrel are calculated as operating expenses minus depreciation and amortization divided by total throughput barrels for the period presented.
The following table shows average throughput and product yield at the Mobile Refinery since we acquired it on April 1, 2022. During the third quarter of 2022, the Mobile Refinery underwent a turnaround at the crude unit and change of catalyst at the diesel hydrotreater and reformer units, impacting our throughput volumes for the quarter.

	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
Refinery Feedstocks (bpd)
Crude oil	67,954	70,032
Total feedstocks	67,954	70,032

Refinery Yields (bpd)
Gasolines	15,310	16,646
Distillates	20,342	19,884
Jet fuel	11,026	10,860
Other (1)	21,147	22,390
Total average barrel yields per day	67,825	69,780

(1) Other includes intermediates and LPGs.
Third Quarter 2022 Compared to Third Quarter 2021 Discussion

    Our Refining segment includes the business operations of our Refining and Marketing operations, which includes our Mobile Refinery. Revenues of $766.8 million in the Refining segment were up 3,020% during the three months ended September 30, 2022, as compared to the same period in 2021 mostly as a result of the operations of the Mobile Refinery, which had $733.5 of revenue, and the increased commodity prices and volume during the three months ended September 30, 2022. Overall volume for the Refining and Marketing segment increased during the three months ended September 30, 2022, as compared to the same period in 2021.
Gross profit for the segment was $48.5 million, of which $48.9 million was related to the Mobile Refinery. Our Legacy Refining and Marketing business experienced an increase in revenues of $8.7 million from the third quarter 2021 compared to the third quarter 2022. The decreased gross profit of $0.9 million from the legacy Refining and Marketing business was primarily due to higher commodity prices.
The Mobile Refinery had $26.2 million in operational expenses for the period, representing 93.8% of the total segment. The increase of $0.7 million quarter over quarter from the legacy Refining and Marketing business was primarily due to the higher inflation in 2022, compared to the same period in 2021.
Interest expense of $3.5 million for the third quarter 2022 included $2.1 million related to our inventory financing agreement and $1.4 million related to a capitalized equipment lease. There was no comparable activity for the same period in 2021.
Year to Date 2022 Compared to Year to Date 2021 Discussion

Our Refining segment includes the business operations of our Refining and Marketing operations, as well as the Mobile Refinery acquired on April 1, 2022. During the nine months ended September 30, 2022, our Refining and Marketing revenues were approximately $1,767.9 million, of which $1,655.7 million were from the Mobile Refinery operations. Cost of revenues (exclusive of depreciation and amortization) for the same period were $1,708.0 million, of which $1,598.9 million related to the processing costs of the Mobile Refinery, and depreciation and amortization attributable to cost of revenues was $6.3 million. During the nine months ended September 30, 2021, our Refining and Marketing revenues for the same period were $67.7 million, cost of revenues (exclusive of depreciation and amortization) were $65 million, and depreciation and amortization attributable to cost of revenues were $379 thousand.
Gross profit for the segment was $54.5 million, of which $49.7 million was related to the Mobile Refinery. Our legacy Refining and Marketing business experienced an increase in revenues of $49.5 million year to date 2021 compared to year to date 2022. The increase in gross profit from our legacy Refining and Marketing business of $2.0 million was primarily due to higher commodity prices.
The Mobile Refinery had $48.2 million in operation expenses for the period, representing 91.4% of the total segment. The increase of $2.0 million year to date 2021, over the same period in 2022 from the legacy Refining and Marketing business was primarily due to higher inflation during 2022, compared to the same period in 2021.

Interest expense of $6.8 million for the nine months ended September 30, 2022, included $3.8 million related to our inventory financing agreement, $2.7 million related to a capitalized equipment lease, and $0.2 for insurance financing. There was no comparable activity for the same period in 2021.
Non-GAAP Financial Measures

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA, each as discussed in greater detail below. Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA are “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with GAAP. We use Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA as supplements to GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to allocate resources and to compare our performance relative to our peers. Additionally, these measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Non-GAAP financial information similar to Refining Gross Margin, Refining Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
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

Refining gross margin.

Refining gross margin is defined as gross profit (loss) plus operating expenses and depreciation attributable to cost of revenues and other non-operating items included in costs of revenues, including unrealized losses on hedging activities and loss on inventory intermediation agreement.
Refining gross margin per barrel of throughput.

Refining gross margin per throughput barrel is calculated as refining gross margin divided by total throughput barrels for the period presented.

Refining Adjusted EBITDA.

Refining Adjusted EBITDA represents net income (loss) from operations plus depreciation and amortization, unrealized gains and losses on hedging activities, gain and loss on intermediation agreement, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.

The following tables reconcile GAAP gross profit to refining gross margin and net loss to refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2022			2021
	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing
Gross profit (loss)	$48,882	$(388)	$48,494	$508
Operating expenses included in cost of revenues	25,508	—	25,508	—
Depreciation and amortization attributable to costs of revenues	2,957	154	3,111	127
Unrealized gain on hedging activities	(46,977)	(775)	(47,752)	—
Loss on inventory intermediation agreement	17,972	—	17,972	—
Refining gross margin	$48,342	$(1,009)	$47,333	$635

Net income (loss)	$18,370	$(2,250)	$16,120	$(634)
Depreciation and amortization	3,693	268	3,961	235
Interest expenses	3,536	—	3,536	—
Unrealized gain on hedging activities	(46,977)	(775)	(47,752)	—
Loss on intermediation agreement	17,972	—	17,972	—
Acquisition costs	2,889	—	2,889	—
Refining adjusted EBITDA	$(517)	$(2,757)	$(3,274)	$(399)

	Nine Months Ended September 30,
	2022			2021
	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing
Gross profit	$50,849	$2,673	$53,522	$2,749
Operating expenses included in cost of revenues	43,083	—	43,083	—
Depreciation and amortization attributable to costs of revenues	5,944	395	6,339	379
Unrealized gain on hedging activities	(76)	(68)	(144)	—
Loss on inventory intermediation agreement	41,152	—	41,152	—
Refining gross margin	$140,952	$3,000	$143,952	$3,128

Net income (loss)	$(5,592)	$(2,148)	$(7,740)	$(58)
Depreciation and amortization	7,416	707	8,123	704
Interest expenses	6,768	—	6,768	—
Unrealized gain on hedging activities	(76)	(68)	(144)	—
Loss on intermediation agreement	41,152	—	41,152	—
Acquisition costs	11,967	—	11,967	—
Environmental reserve	1,428	—	1,428	—
Refining adjusted EBITDA	$63,063	$(1,509)	$61,554	$646

Black Oil and Recovery Segment

After the acquisition of the Mobile Refinery on April 1, 2022, the revenue of our Black Oil and Recovery segments are less than 10% of consolidated revenue. As a result, we have decided, beginning with the current quarter, to combine our Black Oil and Recovery segment into one segment which is engaged in operations across the entire used motor oil recycling value chain, including refinement, collection, aggregation, transportation, storage, recovery, and sales of aggregated feedstock and re-refined products to end-users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, petrochemical manufacturing operations, and a diverse network of suppliers who operate similar collection businesses to ours. We own a fleet of collection vehicles, which routinely visit generators to collect and purchase used motor oil.
We operate a refining facility in Baytown, Texas that uses our proprietary Thermal Chemical Extraction Process (“TCEP”), and we also utilize third-party processing facilities. We use TCEP to pre-treat used oil feedstock; prior to shipping to our facility in Marrero, Louisiana, where we re-refine used motor oil and produce VGO, which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process, as well as to the marine fuels market. We also operate a re-refining complex located in Belle Chasse, Louisiana (“the Myrtle Grove facility”). This facility includes ground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil and Refining and Marketing segments. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.
We also operate a generator solutions company for the proper recovery and management of hydrocarbon streams and other petroleum-based products, together with the recovery , processing and sale of ferrous and non-ferrous recyclable metal(s) products that are recovered from manufacturing and consumption.
The Black Oil and Recovery Segment includes our used motor oil business (the "UMO Business"), which includes the Company's Heartland refinery options ("Heartland Business"), which is presented as discontinued operations. Refer to Note 23, "Discontinued Operations" in Notes to Financial Statements for additional information.
The table below represents the operating results of Black Oil and Recovery Segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Variance*	2022	2021	Variance*
Revenues	$43,439	$26,410	$17,029	$147,545	$80,124	$67,421
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,299	22,205	13,094	111,740	63,431	48,309
Depreciation and amortization attributable to costs of revenues	939	901	38	2,805	2,623	182
Gross profit	7,201	3,304	3,897	33,000	14,070	18,930
Operating expenses
Selling general and administrative expense	4,919	3,618	1,301	13,383	10,841	2,542
Depreciation and amortization attributable to operating expenses	39	59	(20)	142	176	(34)
Total operating expenses	4,958	3,677	1,281	13,525	11,017	2,508
Income (loss) from operations	$2,243	$(373)	$2,616	$19,475	$3,053	$16,422
* Favorable variances are represented by positive numbers and unfavorable variances are represented by negative numbers.
Third Quarter 2022 to Third Quarter 2021 Highlights:
Revenue from operations for our Black Oil and Recovery Segment increased $17.0 million for the three months ended September 30, 2022, compared to 2021, as a result of increases in commodity prices, improved margins and a new Marine Division which provided positive revenue and a profit for the period, which was created at the end of 2021 for blending bunker fuels into the Gulf Coast Market.

The total income from the Black Oil and Recovery Segment was $2.2 million for the three months ended September 30, 2022, which increased $2.6 million compared to the same period ended September 30, 2021, due to the increased commodity prices.

Year to Date 2022 to Year to Date 2021 Highlights:

    Revenue from operations for our Black Oil and Recovery segment increased $67.4 million for the nine months ended September 30, 2022, compared to 2021, and the percentage of gross profit increased to 22% for the nine months ended September 30, 2022 from 18% for the same period in 2021, as a result of higher commodity prices during the nine months ended September 30, 2022.

The total income from operations for our Recovery segment was $19.5 million for the nine months ended September 30, 2022, which increased $16.4 million compared to the same period ended September 30, 2021, due to the increased commodity prices.
Liquidity and Capital Resources

Our primary sources of liquidity have historically included cash flow from operations, proceeds from notes offerings, bank borrowings, term loans, public equity offerings and other financial arrangements. Uses of cash have included capital expenditures, acquisitions and general working capital needs.

The success of our business operations has been dependent on our ability to manage our margins which are a function of the difference between what we are able to pay or charge for raw materials and the market prices for the range of products produced. We also must maintain relationships with feedstock suppliers and end-product customers (including Shell, Macquarie and others), and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations. The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of approximately $647.6 million as of September 30, 2022, compared to $266.1 million at December 31, 2021. The increase was mainly due to the acquisition of the Mobile Refinery, increases in accounts receivable and inventory levels, due to the increases in commodity prices and volumes during the nine months ended September 30, 2022, and an increase in cash generated from our operations.

We had total current liabilities of approximately $272.0 million as of September 30, 2022, compared to $25.5 million at December 31, 2021. We had total liabilities of $527.2 million as of September 30, 2022, compared to total liabilities of $192.5 million as of December 31, 2021. The increase in current liabilities was mainly due to our inventory financing liabilities, increases in accounts payable and accrued liabilities as a result of rises in commodity prices and volumes along with the term loan balance, during the nine months ended September 30, 2022.
We had working capital of approximately $118.2 million as of September 30, 2022, compared to working capital of $148.7 million as of December 31, 2021. The decrease in working capital from December 31, 2021 to September 30, 2022 is mainly due to the increase in inventory, accounts payable and accrued liabilities, obligations under our inventory financing agreement (discussed above), for which inventory was purchased in September 2022 to be used for products and sales in early October 2022, and $6 million of term loan debt required to be repaid within the next 12 months. We also incurred a $3 million break fee paid for the termination of the Sales Agreement with Safety-Kleen, and $16.6 million of acquisition costs paid in connection with the Mobile Refinery purchase on April 1, 2022, during the nine months ended September 30, 2022.
The ongoing conflict between Russia and Ukraine, which began in the first quarter of 2022, and the economic sanctions imposed on Russia have decreased the global supply of crude oil affecting global prices. This conflict coupled with disruptions in supply chain that began with the COVID-19 pandemic in 2020, have resulted in increased inflation and higher market prices in crude oil and refined products. During the twelve months ended September 30, 2022, the Consumer Price Energy Index in the United States increased 19.7% impacting our gross margins. The Consumer Price All Items Index increased 8.2% for the same period impacting our operating expenses and slowing economic growth. While market conditions have improved through the end of 2021 and into 2022, we are still seeing extreme volatility in commodity pricing. Generally, however, the increase in refined product pricing has had a positive impact on our business and overall liquidity.
Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the effects of inflation, increasing interest rates, commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur more capital expenditures related to the Mobile Refinery in the future.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We expect that our short-term liquidity needs which include debt service, working capital, and capital expenditures related to currently planned growth projects (including the ongoing renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis) will be met through projected cash flow from operations, borrowings under our various facilities (if necessary) and asset sales.
Our current near term plans include continuing to transition the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the recent acquisition of the Mobile Refinery. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset, which we believe positions us to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery upon completion of the ongoing capital project at the refinery is anticipated to accelerate Vertex’s strategic focus on "clean" refining.
As previously disclosed, we are currently working on completing a $90 - $100 million capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. Upon completion of the conversion project, the refinery is expected to commence production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel, with production volumes anticipated to subsequently ramp up to approximately 14,000 bpd by the first quarter of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.
Currently, mechanical completion of the Mobile Refinery’s renewable diesel conversion project is expected to be complete during the first quarter of 2023 with production anticipated to begin in the second quarter of 2023. Upon completion of the planned renewable diesel project, Vertex expects to become one of the leading independent producers of renewable fuels in the southeastern United States.
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

Cash flows for the nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning cash, cash equivalents and restricted cash	$136,627	$10,995
Net cash provided by (used in):
Operating activities	7,361	3,320
Investing activities	(264,035)	(14,152)
Financing activities	242,440	12,050
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,234)	1,218
Ending cash, cash equivalents and restricted cash	$122,393	$12,213

The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included in this report includes only cash flow information for our continued operations.

Our current primary sources of liquidity are cash generated from operations, cash flows from the November 2021 sale of the Convertible Senior Notes and amounts borrowed under the Term Loan on April 1, 2022 (approximately $124 million) and May 26, 2022 ($40 million).

Net cash provided by operating activities was approximately $7.4 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $3.3 million during the corresponding period in 2021. The primary reason for the decrease in cash provided by operating activities for the nine month period ended September 30, 2022, compared to the same period in 2021, was the operation of the Mobile Refinery, cash settlement of commodity derivative, and the net change of current asset and liabilities associated therewith, which had a net benefit on cash of around $11.5 million for the nine months ended on September 30, 2022, compared to the net cash used of $8.5 million during the same period end in 2021.

Investing activities used cash of approximately $264.0 million for the nine months ended September 30, 2022, as compared to $14.2 million of cash used during the corresponding period in 2021, due mainly to the acquisition of the Mobile Refinery and fixed assets purchased during the current period.

    Financing activities provided cash of approximately $242.4 million for the nine months ended September 30, 2022, as compared to providing cash of $12.1 million during the corresponding period in 2021. Financing activities for the nine months ended September 30, 2022 were comprised of proceeds from the Term Loan $165.0 million and insurance premium finance of $173.3 million, from inventory financing of $135.7 million and from the exercise of options and warrants of $0.7 million offset by the payment on redemption of non-controlling interest of $50.7 million, distribution to noncontrolling interest of $0.4 million and payment on notes payable and capital leases of $14.1 million. Financing activities for the nine months ended September 30, 2021 were mainly comprised of proceeds from the exercise of options and warrants of $6.5 million and from proceeds of long term note and insurance premium finance of $10.1 million offset by the payment on notes payable and capital leases of $3.8 million.

More information regarding our loan agreements, leases, and Convertible Senior Notes, can be found under “Note 15. "Long-Term Debt" to the unaudited financial statements included herein.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. Note 2, “Summary of Critical Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2021 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2021 Form 10-K.

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

Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. We believe that inflation has had an impact on our financial position and results of operations to date. We continue to monitor the impact of inflation in order to minimize its effects through price increases and cost reductions. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase in proportion with these increased costs.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2021), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weaknesses
We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, and others that may be implemented, will remediate these material weaknesses. However, these material weaknesses will not be considered formally remediated until controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. With the exception of our Mobile acquisition, which we are in the process of evaluating, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.
    Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 4. "Commitments and Contingencies"”, under the heading “Litigation”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Item 1A. Risk Factors
Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

• our need for additional funding, the availability of, and terms of, such funding;
• our ability to pay amounts due on outstanding indebtedness, covenants of such indebtedness and security interests in connection therewith;
• the terms of our agreements with Macquarie, including termination rights associated therewith, and our ability to find a replacement partner, in the event such agreements were terminated;
• risks associated with unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely;
• risks associated with our hedging activities, or our failure to hedge production;
• risks associated with our outstanding Convertible Notes, including amounts owed, conversion rights associated therewith, dilution caused thereby, redemption obligations associated therewith and our ability to repay such facilities and amounts due thereon when due;
• risks associated with an offtake agreement which will only become effective upon the occurrence of certain events, including the planned completion of a capital project at the Mobile Refinery;
• risks associated with the ongoing capital project associated with the Mobile refinery, including the timing thereof, costs associated therewith and our ability to generate revenues while such project is pending;
• the level of competition in our industry and our ability to compete;
• the supply and demand for oil and used oil, as well as used oil feed stocks and the price of oil and the feedstocks we use in our operations, process and sell;
• the availability of used oil feedstocks;
• our economics of using TCEP for its intended purpose;
• the outcome of natural disasters, hurricanes, floods, war, terrorist attacks, fires and other events negatively impacting our facilities and operations;
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

• our ability to maintain our relationship with Bunker One (USA) Inc., Shell and Macquarie;
• the impact of competitive services and products;
• our ability to integrate acquisitions;
• our ability to complete future acquisitions;
• our ability to maintain insurance;
• potential future litigation, judgments and settlements;
• risk of increased regulation of our operations and products and rules and regulations making our operations more costly or restrictive;
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
• the costs of required insurance, our lack of insurance, or claims not covered by our insurance;
• the redemptive rights of our agreements with partners;
• our lack of effective disclosure controls and procedures and internal control over financial reporting;
• loss of our ability to use net operating loss carry-forwards;
• improvements in alternative energy sources and technologies;
• decreases in global demand for, and the price of, oil, due to COVID-19, state, federal and foreign responses thereto;
• our ability to acquire sufficient amounts of used oil feedstock through our collection routes, to produce finished products, and in the absence of such internally collected feedstocks, our ability to acquire third-party feedstocks on commercially reasonable terms;
• risks of downturns in the U.S. and global economies due to COVID-19, increase in inflation or interest rates, and/or the ongoing conflict in Ukraine;
• the volatile nature of the market for our common stock;
• our ability to meet earnings guidance;

• anti-take-over rights in our governing documents;
• our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
• dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding convertible notes.

Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 14, 2022 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K (as modified as discussed below) and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K for the year ended December 31, 2021, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Risk Factors designated by an asterisk (*) below represent Risk Factors which originally appeared in the December 31, 2021 Annual Report, which have been updated and supplemented below. Risk Factors not designated by an asterisk are new Risk Factors not included in the December 31, 2021 Annual Report.
Additionally, the following risk factors disclosed in the Annual Report are no longer relevant to the Company “The Heartland Company Agreement includes redemption rights.”; “The MG Company Agreement includes redemption rights.”; and all of the risk factors set forth under the subheading “Risks Related to the Planned Acquisition of the Mobile Refinery and Planned Acquisition of 100% of Heartland SPV and MG SPV”, except the risk factor titled “The Offtake Agreement with Idemitsu remains subject to various conditions, the obligations of Idemitsu thereunder may not become effective, may be terminated prior to the end of the initial term thereof, and we may face termination fees in connection therewith.”, which remains a risk applicable to the Company.
Risks Relating to Our Need for Future Funding and Current Indebtedness
We will need to raise additional capital in the future and our ability to obtain the necessary funding is uncertain.*
We will need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon and to repay the Term Loan, and we may need to raise additional funding in the future to support our operations, complete acquisitions and grow our operations. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.
We have substantial indebtedness and plan to acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.*
We have a significant amount of outstanding indebtedness. As of September 30, 2022, we owed approximately $114 million in accounts payable and accrued expenses, $121 million in connection with our inventory financing agreements obligations and $184 million, net of original issue discount "OID", under our senior notes payable and term loan (each described above under "Part I. - Item 1. Financial Statements and Supplementary Data" -"Note 10. "Inventory Financing Agreement" and Note 15. "Long-Term Debt".
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
The Loan and Security Agreement includes customary events of default for transactions of that type, including failures to pay amounts due, bankruptcy proceedings, covenant defaults, attachment or seizure of a material portion of the collateral securing the Loan and Security Agreement, cross defaults, if there is a default in any agreement governing indebtedness in excess of $3,000,000, resulting in the right to accelerate such indebtedness, certain judgments against a Loan Party, misrepresentations by the Loan Parties in the transaction documents, insolvency, cross default of the Offtake and Supply Agreement, a Change of Control (discussed below), termination of certain intercreditor agreements, and the loss or termination of certain material contacts. Upon the occurrence of an event of default, the Agent may declare the entire amount of obligations owed under the Loan and Security Agreement immediately due and payable and take certain other actions provided for under the Loan and Security Agreement, including enforcing security interests and guarantees.
Additionally, in the event of any payment, repayment or prepayment (other than with respect to a sale of the Company’s used motor oil assets or a change of control, and other than in connection with prepayments required to be made with funds received from insurance settlements and recoveries which are not subject to a prepayment premium), including in the event of acceleration of the Term Loan, certain asset sales (other than the used motor oil assets), certain equity issuances, and voluntary prepayments (a) during the first 18 months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 150% of the applicable interest rate, multiplied by the amount of such prepayment amount; (b) during the 19th through 24th months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 50% of the applicable interest rate, multiplied by the amount of such prepayment amount; and (c) at any time during the 25th month after the Closing Date, but prior to the date that is 90 days before the maturity date of amounts owed pursuant to the Loan and Security Agreement, Vertex Refining agreed to pay an additional amount to the Lenders equal to 25% of the applicable interest rate, multiplied by the amount of such prepayment amount. Upon the sale of the Company’s used motor oil assets (as discussed below), or the required repayment upon a change of control (also discussed below), Vertex Refining agreed to pay an additional amount to the Lenders equal to 1% of the aggregate principal amount of the amount prepaid (as applicable, the “Prepayment Premium”). The Prepayment Premium is also due upon a change of control, which includes the direct or indirect transfer of all or substantially all of the assets of the Loan Parties; the adoption of a plan of liquidation or dissolution relating to the Company; the acquisition in one or a series of transactions of 33% or more of the equity interests of the Company by a person or entity; the Company’s failure to own 100% of Vertex Refining and the other Loan Parties, unless permitted by the Lenders; during any period of twelve consecutive months commencing on or after the Closing Date, the occurrence of a change in the composition of the Board of Directors of the Company such that a majority of the members of such Board of Directors are no longer directors; or a “change of control” or any comparable term under, and as defined in, any other indebtedness exceeding $2 million of the Loan Parties, shall have occurred (each a “Change of Control”).
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
The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and any of its subsidiaries under the Supply and Offtake Agreement and related transaction documents are also secured by a Pledge and Security Agreement in favor of Macquarie, executed by Vertex Refining. In addition, the Supply and Offtake Agreement also requires that Vertex Refining post and maintain cash collateral (in the form of an independent amount) as security for Vertex Refining’s obligations under the Supply and Offtake Agreement and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.
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
In April 2022, we entered into several agreements with Macquarie to support the operations of the Mobile Refinery, including a Supply and Offtake Agreement. Pursuant to the Supply and Offtake Agreement, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at the Mobile Refinery. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories.
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
Continued increases in interest rates will cause our debt service obligations to increase.
The amounts borrowed under the Loan and Security Agreement bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 9.25%, which rate is currently 14%. Interest rates have recently been increasing and any continued increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, a future increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.
Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, global conflicts, including the ongoing conflict between Russia and Ukraine, the price of energy, increasing interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.
Risks Relating to Our Operations, Business and Industry
Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.*
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, including our Mobile Refinery, and those operated by third parties on which we rely, including, but not limited to Monument Chemical, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, complete capital projects at such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time, it could have a material adverse effect on our results of operations and consequently the price of our securities. For example, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment and was back up October 26, 2020. Additionally, during August and September 2020, two hurricanes brought severe flooding and high winds that adversely impacted operations in the Gulf Coast and, specifically at the Company’s Marrero, Louisiana refinery, while also limiting outbound shipments of finished product along adjacent waterways between Houston and New Orleans for approximately two weeks. Additionally, during August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The Company recorded $2.1 million of loss on assets impairment on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount is related to our Black Oil segment. Subsequent downtime at our facilities, including our newly acquired Mobile Refinery, losses of equipment or use of such facilities may have a material adverse effect on our operations, cash flows or assets. The Company believes that it maintains adequate insurance coverage.
Unanticipated problems or delays, or increases in costs, in connection with the ongoing capital project at the Mobile Refinery may harm our business and viability.
We are in the process of completing a $90-100 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). The occurrence of significant unforeseen conditions or events in connection with the Conversion may make the Conversion more expensive, prevent us from completing the Conversion, delay the completion of the Conversion or require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of the Conversion or timing associated therewith may adversely affect our business. Construction costs for the Conversion may also increase to a level that would make such Conversion too expensive to complete or unprofitable to operate, due to increases in material, labor, inflation or otherwise. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, and have already delayed the completion of the project once due to supply constraints, any of which could prevent us from timely completing the Conversion.

We may be unable to sell our UMO Business and no do not anticipate seeking shareholder approval for such sale.*
Our agreement with Safety-Kleen to acquire our UMO Business was terminated in January 2022. We are continuing to seek sales opportunities relating to such UMO Business, but we may be unable to find a purchaser to purchase such UMO Business on as favorable terms as Safety-Kleen had previously agreed to acquire such assets, such sale may be unable to be completed due to required conditions to closing, including governmental regulations, and the knowledge that we are actively trying to sell our UMO Business may result in depressed prices. As a result, we may not be able to sell our UMO Business on favorable terms, if at all and/or may face termination and other fees in connection with any planned sale which is subsequently abandoned. Additionally, as a result of the acquisition of the Mobile Refinery, we no longer anticipate needing, or obtaining, shareholder approval for the future sale of our UMO Business or our Heartland Business.
Claims above our insurance limits, or significant increases in our insurance premiums, may reduce our profitability.*
We currently employ approximately 95 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $25,000,000. We currently employ over 500 employees. Claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.
Our hedging activities have in the past and may in the future prevent us from benefiting fully from increases in oil prices and may expose us to other risks, including counterparty risk.
We use derivative instruments to hedge the impact of fluctuations in oil and other prices on our results of operations and cash flows and are also required to use such hedges pursuant to the terms of the Loan and Security Agreement. We have in the past, and to the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts and/or may result in us paying more for oil feedstocks then we receive upon the sale of finished products as we hedge finished product sales and not feedstock purchases. For example, as of September 30, 2022, our outstanding oil hedges had a fair value of positive $1.2 million. Our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. Our hedges have in the past and may in the future result in significant losses and reduce the amount of revenue we would otherwise obtain upon the sale of finished products and may also increase our margins and decrease our net revenues.
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
Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. The installation and redesign of key equipment at our facilities, including the ongoing renewable diesel capital project at the Mobile Refinery, involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations.

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
In addition, from time to time, we have, and expect in the future to execute turnarounds at our refineries, which involve numerous risks and uncertainties. These risks include delays and incurrence of additional and unforeseen costs. The turnarounds allow us to perform maintenance, upgrades, overhaul and repair of process equipment and materials, during which time all or a portion of the refinery will be under scheduled downtime.
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
We have been and may in the future be negatively impacted by inflation.
Increases in inflation have already, and may in the future, have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation have already, and could in the future, impact the commodity markets generally, the overall demand for our products, our costs for feedstocks, labor, material and services and the margins we are able to realize on our products and services, all of which have already, and could in the future, have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may and has already resulted in higher interest rates, which in turn results in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.
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
Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.
The first three quarters of 2022 have seen significant increases in the costs of certain materials, including construction material required for our ongoing capital project at our Mobile Refinery and longer lead times for such materials, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. During 2022 and 2021, refining margins have experienced significant volatility, resulting in an increase in the first nine months of 2022, in each of the benchmark commodities we track compared to the same period in 2021. The increase in market prices was a result of the ongoing conflict between Russia and Ukraine and increased inflation. The Ukraine conflict coupled with disruptions in supply chain that began with the COVID-19 pandemic in 2020, have resulted in increased inflation and higher market prices in crude oil and refined products. During the twelve months ended September 30, 2022, the Consumer Price Energy Index in the United States increased 19.7% impacting our gross margins. The Consumer Price All Items Index increased 8.2% for the same period impacting our operating expenses and slowing economic growth. Recent supply chain constraints and inflationary pressures have in the past, and may in the future continue to, adversely impact our operating costs and timelines for capital projects and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in delays in the completion of ongoing and future capital projects, delays in turn-arounds at our facilities, increased down-time, reduced margins and delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
The conflict in Ukraine and related price volatility and geopolitical instability has negatively impacted and may continue to negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first three quarters of 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
Worsening economic recessions and economic conditions and trends and downturns in the business cycles of the industries we serve and which provide services to impact our business and operating results.*
A significant portion of our customer base is comprised of companies in the chemical manufacturing and hydrocarbon recovery industries. The overall levels of demand for our products, refining operations, and future planned re-refined oil products are driven by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S., as well as regional economic conditions and many economists are now forecasting the U.S. to enter into a recession in the next several months. For example, many of our principal consumers are themselves heavily dependent on general economic conditions, including the price of fuel and energy, availability of affordable credit and capital, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ businesses may result in fluctuations in demand, volumes, pricing and operating margins for our services and products.
In addition to our customers, the suppliers of our feedstock are also affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of prior sharp downturns in the price of oil (used and otherwise) in 2015-16 saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has more recently recovered to pre-pandemic levels, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products. Future recessions, economic downturns or reduced demand for oil are expected to have a material adverse effect on our results of operations, cash flows, and as a result the value of our securities.
Legal, Environmental, Governmental and Regulatory Risks
We are subject to numerous environmental and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, or agree that we violated such laws and regulations, our business could be materially and adversely affected.*
We are subject to extensive federal, state, and local laws and regulations relating to the protection of the environment which, among other things:
•regulate the collection, transportation, handling, processing and disposal of hazardous and non-hazardous wastes;
•impose liability on persons involved in generating, handling, processing, transporting or disposing hazardous materials;
•impose joint and several liability for remediation and clean-up of environmental contamination;
•require us to prepare and maintain certain plans and guidelines; and
•require financial assurance that funds will be available for the closure and post-closure care of sites where hazardous wastes are stored, processed or disposed.
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
We may also be subject to claims from time to time that we have violated certain environmental laws and regulations. For example, during 2022, we entered into a Consent Agreement with the U.S. Environmental Protection Agency (EPA) to settle allegations that we failed to develop and implement an Spill Prevention Control & Countermeasure (SPCC) plan and/or a Facility Response Plan (FRP) for the Cedar Marine Terminal in violation of the Clean Water Act. Pursuant to the Consent Agreement, we agreed to pay $18,600 to the EPA as a penalty in connection therewith and to enter into a Final Order with the EPA. Environmental laws and regulations are subject to change and may become increasingly stringent or relaxed. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require us to modify or curtail our operations or replace or upgrade our facilities or equipment at substantial costs which we may not be able to pass on to our customers. On the other hand, if new laws and regulations are less stringent, then our customers or competitors may be able to compete with us more effectively, without reliance on our services, which could decrease the need for our services and/or increase competition which could adversely affect our revenues and profitability, if any. Our failure to comply with existing laws and regulations could result in penalties, fines, or injunctions, any of which could have a material adverse effect on our reputation, results of operations, or cash flows, and could further subject us to additional claims or litigation which may be material.
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

Risks Related to Our Securities
Our outstanding options and convertible securities may adversely affect the trading price of our common stock.*
As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 3.6 million shares of common stock at a weighted average exercise price of $1.87 per share; (ii) outstanding warrants to purchase 2.6 million shares of common stock at an exercise price of $4.50 per share and 0.2 million shares of common stock at an exercise price of $9.25 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 22.2 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Notes, which is subject to customary and other adjustments described in the Indenture. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.
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
A significant number of our shares of common stock are eligible for sale and their sale or potential sale may depress the market price of our common stock.
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, and if sold would increase the supply of our common stock, thereby causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.
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
We have established preferred stock which can be designated by the Board of Directors without shareholder approval.*
We have 50 million shares of preferred stock authorized of which no shares are currently designated and no shares are issued and outstanding. Our directors, within the limitations and restrictions contained in our Articles of Incorporation and without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced. Because our board of directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2022 and from the period from October 1, 2022, to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:
In July 2022, warrants to purchase 100 shares of common stock with an exercise price of $4.50 per share were exercised by a holder thereof in consideration for $450 and we issued 100 shares of common stock.
In July 2022, warrants to purchase an aggregate of 165,000 shares of common stock with an exercise price of $4.50 per share were exercised by two holders thereof via cashless exercises, and were issued a net of an aggregate of 95,974 shares of common stock. Additionally, in July 2022, warrants to purchase an aggregate of 15,000 shares of common stock with an exercise price of $9.25 per share were exercised by a holder thereof in a cashless exercise, pursuant to which the holder was due a net of 2,101 shares of common stock in connection therewith, which shares have not been issued to date, or included in the number of issued and outstanding shares disclosed throughout this report.
The above exercises were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because they did not involve a public offering.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.
None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
3.1	Certificate, Amendment or Withdrawal of Designation, relating to the Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on August 24, 2022		8-K	3.1	8/25/2022	001-11476
3.2	Certificate, Amendment or Withdrawal of Designation, relating to the Series B Preferred Stock, filed with the Secretary of State of Nevada on August 24, 2022		8-K	3.2	8/25/2022	001-11476
3.3	Certificate, Amendment or Withdrawal of Designation, relating to the Series B1 Preferred Stock, filed with the Secretary of State of Nevada on August 23, 2022		8-K	3.3	8/25/2022	001-11476
3.4	Certificate, Amendment or Withdrawal of Designation, relating to the Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on August 23, 2022		8-K	3.4	8/25/2022	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
4.3	Warrant Agreement dated April 1, 2022, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	4/7/2022	001-11476
4.4	Warrant Agreement dated May 26, 2022, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	5/27/2022	001-11476
10.1#	Loan and Security Agreement dated April 1, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	4/7/2022	001-11476
10.2#	Amendment Number One to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	5/27/2022	001-11476
10.3#	Amendment Number Two to Loan and Security Agreement dated September 30, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	10/5/2022	001-11476

10.4	Guarantor Joinder dated September 30, 2022, relating to that certain Loan and Security Agreement dated April 1, 2022, as amended from time to time, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.2	10/5/2022	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

VERTEX ENERGY, INC.

Date: November 7, 2022	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)