Form 10-K
period 2022-12-31
Vertex Energy Inc.
filed 2023-03-01
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $707,108,585. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 75,668,826 shares of common stock issued and outstanding as of March 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•security interests, guarantees and pledges associated with our outstanding Loan and Security Agreement (defined below) and Supply and Offtake Agreement (defined below), and risks associated with such agreements in general;
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
•our ability to maintain our relationships with Bunker One (USA) Inc (“Bunker One”), Macquarie Energy North America Trading Inc., and Shell;
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
•decreases in global demand for, and the price of, oil;
•repayment of and covenants in our future debt facilities;
•rising inflation, rising interest rates, the effects of war, and governmental responses thereto and possible recessions caused thereby;
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
In this Annual Report on Form 10-K, we may rely on and refer to information regarding the refining, re-refining, used oil and oil and gas industries in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we have not commissioned any of such information, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.
Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending

December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022, whereas fiscal 2021 means the year ended December 31, 2021. Fiscal 2020 means the year ended December 31, 2020.
In addition to the items included in the Glossary below, unless the context requires otherwise, references to:
•the “Company,” “we,” “us,” “our,” “Vertex,” “Vertex Energy” and “Vertex Energy, Inc.” refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries;
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•“Securities Act” refers to the Securities Act of 1933, as amended; and
•“SEC” or the “Commission” refers to the United States Securities and Exchange Commission.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this Report, which are commonly used in the refining and oil and gas industry:
No. 2 Oil – A high sulfur diesel oil, which is used in off-road equipment and in the marine industry such as tug boats and ships. It is also used to blend fuel oil and has multiple applications to fuel furnaces (“boilers”). It is a low viscosity, flammable liquid petroleum product.
No. 6 Oil – A lesser grade of oil than No. 2 oil, it is used only in certain applications.
Adjusted Gross Margin – Adjusted gross margin is gross profit (loss) plus unrealized gain or losses on hedging activities and inventory adjustments.
Adjusted Gross Margin Per Barrel of Throughput – Adjusted gross margin per throughput barrel is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
Adjusted EBITDA – Adjusted EBITDA represents net income (loss) from operations plus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
Aggregators – Specialized businesses that purchase used oil and petroleum by-products from multiple collectors and sell and deliver it as feedstock to processors.
Asphalt Flux – Also called asphalt extender or blowdown, asphalt flux is a by-product of re-refining used oil suitable for blending with bitumen (the geological term for naturally occurring deposits of solid or semi-solid petroleum) or asphalt to form a product of greater fluidity or softer consistency. It is a thick, relatively nonvolatile fraction of petroleum used as flux (i.e., a substance used to promote fusion). It is a derivative, nearly or completely solid at room temperature, of certain crude oils. This black, tarry material usually comes from vacuum residue (i.e., the residue left over from vacuum distillation (see below)). It has several industrial applications. Pavers heat it to liquid form and mix it in gravel to make road surface materials called “blacktop,” “madcadam,” “tarmac,” or “asphalt.” Builders use it to make and join bricks, to coat roofs, and to form shingles. It also glues together various manufactured goods.
Base Oil – A lubricant grade oil initially produced from refining crude oil or through chemical synthesis used in manufacturing lubricant products such as lubricating greases, motor oil, and metal processing fluids.
BBL, bbl or Bbl – The abbreviated form for one barrel, 42 U.S. gallons of liquid volume.
BCD, bcd or b/cd – The abbreviated form of barrels per calendar day; meaning the total number of barrels of actual throughput processed within 24 hours under typical operating conditions.
Black Oil – A term used to describe used lubricating oils, which may be visually characterized as dark in color due to carbon and other residual elements and compounds which accumulate through use. This term can also refer to the business segment within the Company, which manages used motor oil related operations and processes such as purchase, sales, aggregation, processing, and re-refining.
Blender – An entity that combines various petroleum distillates to make a finished product that meets the applicable customer’s specification. In this combining process, each hydrocarbon stream is analyzed through a distillation cure as well as other testing to help ensure the quality of product is met. Through this process, each stream is blended into a specific product, including gasoline, No. 2 oil, marine diesel and fuel oils.
Blendstock – A bulk liquid component combined with other materials to produce a finished petroleum product.
BPD or bpd – The abbreviated form for barrels per day. This can refer to designed or actual capacity/throughput.
Bunker Fuel – Any type of fuel oil used aboard ships, and includes heavy oil and No. 6 Oil.

Catalytic Reforming - A process that uses heat, pressure, and a catalyst to convert low-octane naphthas into high-octane gasoline blending components.
Collectors – Typically local businesses that purchase used oil from generators and provide on-site collection services.
Crack – Crack means breaking apart crude oil into its component products, including gases like propane, heating fuel, gasoline, light distillates like jet fuel, intermediate distillates like diesel fuel and heavy distillates like grease.
Cracking – Refers to the process of breaking down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of heat, pressure, and sometimes a catalyst.
Crack Spread - The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our fuel gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil.
Crack Spread USGC 2-1-1 - To calculate the crack spread that we believe most closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline and one barrel of USGC ULSD.
Crude oil distillation - The process of distilling vapor from liquid crudes, usually by heating and condensing the vapor slightly above atmospheric pressure turning it back to liquid in order to purify, fractionate or form the desired products.
Cutterstock – Any stream that is blended to adjust various properties of the resulting blend.
Distillates or Distillate Fuel – Finished fuel products such as diesel fuels, jet fuel and kerosene.
Feedstock – A product or a combination of products derived from crude oil and destined for further processing in the refining or re-refining industries. It is transformed into one or more components and/or finished products.
Fuel Gross Margin – Fuel gross margin is defined as gross profit (loss) plus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in cost of revenues including realized and unrealized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), inventory adjustments, fuel financing costs and other revenues and cost of sales items.
Fuel Gross Margin Per Barrel of Throughput – Is calculated as fuel gross margin divided by total throughput barrels for the period presented.
Gasoline Blendstock – Naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes (an organic compound with properties similar to a butane).
Generators – Entities that generate used oil through their daily operations such as automotive businesses conducting oil changes on consumer and commercial vehicles and industrial users changing lubricants on machinery and heavy equipment. Generators can be service stations, governments or other businesses that produce or receive used oil.
Group III base oils – Greater than 90 percent saturates, with less than 0.03 percent sulfur and with a viscosity index above 120. Although made from crude oil, Group III base oils are sometimes described as synthesized hydrocarbons.
Hydrocarbons – An organic compound consisting entirely of hydrogen and carbon. When used in the Company’s filings the term generally refers to crude oil and its derivatives.
HSFO – High Sulphur Fuel Oil or HSFO, means fuel oil with a high sulphur content.
Hydrotreating – Processing feedstock with hydrogen to remove impurities such as sulfur, chlorine, and oxygen and to stabilize the end product.

IMO 2020 – Refers to the International Maritime Organization’s rule, effective January 1, 2020, which limited sulfur content in fuels used on board ships operating outside designated emission control areas to 0.50% mass by mass.
Industrial Burners – Entities which burn combustible waste products (when used in the Company’s filings, generally used motor oil and re-refined hydrocarbon feedstocks) to generate power, heat or for other industrial purposes.
Industrial fuel - A distillate fuel oil, typically a blend of lower-quality fuel oils. It can include diesel fuels and fuel oils such as No. 1, No. 2, and No. 4 diesel fuels that are historically used for space heating and power generation. Industrial fuel is typically a fuel with low viscosity, as well as low sulfur, ash, and heavy metal content, making it an ideal blending agent.
Light Fuels – Fuels such as gasoline and kerosene.
LLS - Louisiana Light Sweet Crude and is a grade of crude oil classified by its low sulfur content.
LPG - Liquefied petroleum gases.
Lubricant or lube - Means a solvent-neutral paraffinic product used in commercial heavy-duty engine oils, passenger car oils, and specialty products for industrial applications such as heat transfer, metalworking, rubber, and other general process oil.
Lubricating Base Oil – A crude oil derivative used for lubrication.
Marine Diesel Oil – A blend of petroleum products that is used as a fuel in the marine industry.
MBL – means one thousand barrels.
Metals – Consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut up, and sent back to a steel mill for re-purposing.
MDO – Means marine diesel oil, which is a type of fuel oil and is a blend of gasoil and heavy fuel oil, with less gasoil than intermediate fuel oil used in the maritime field.
Naphthas – Refers to any of various volatile, highly flammable liquid hydrocarbon mixtures used chiefly as solvents and diluents and as raw materials for conversion to gasoline.
Oil collection services – Includes the collection, handling, treatment, and transacting of used motor oil and related products which contain used motor oil (such as oil filters and absorbents) acquired from customers.
Olefins – Hydrotreated VGO.
Other refinery products – Includes the sales of asphalt, condensate, recovered products, and other petroleum products.
Processors – Entities (usually re-refineries) which utilize a processing technology to convert used oil or petroleum by-products into a higher-value feedstock or end-product.
Pygas (pyrolysis gasoline) – A product that can be blended with gasoline as an octane booster or distilled and separated into its components, including benzene and other hydrocarbons.
Re-Refined Base Oil – The end product of used oil that is first cleansed of its contaminants, such as dirt, water, fuel, and used additives through vacuum distillation. The oil is also generally hydrotreated to remove any remaining chemicals. This process is very similar to what traditional oil refineries do to remove base oil from crude oil. Finally, the re-refined oil is combined with a fresh additive package by blenders to bring it up to industry performance levels.
Re-Refining – Refers to the process or industry which uses refining processes and technology with used oil as a feedstock to produce high-quality base stocks and intermediate feedstocks for lubricants, fuels, and other petroleum products.

Refining – The process of purification of a substance. The refining of liquids is often accomplished by distillation or fractionation. Gases can be refined in this way as well, by being cooled and/or compressed until they liquefy. Gases and liquids can also be refined by extraction with a selective solvent that dissolves away either the substance of interest, or the unwanted impurities.
Refining adjusted EBITDA – Represents income (loss) from operations plus depreciation and amortization, unrealized gains and losses on hedging activities, gain and loss on intermediation agreement, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
Reformate – A gasoline blending stock produced by catalytic reforming.
Renewable Diesel – Means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.
RINs – Means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard (RFS) regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits to comply with the regulations.
Sour Crude Oil – Refers to crude oil containing quantities of sulfur greater than 0.4 percent by weight.
Sweet Crude Oil – Refers to crude oil containing quantities of sulfur equal to or less than 0.4 percent by weight.
Toll Processing/Third Party Processing – Refining or petrochemicals production done on a fee basis. A plant owner puts another party’s feedstock through his equipment and charges for this service. A portion of the product retained by the processor may constitute payment. This form of compensation occurs frequently in refining because the feedstock supplier often is interested in retaining only one part of the output slate.
Transmix – A mix of transportation fuels, usually gasoline and diesel, created by mixing different specification products during pipeline transportation, stripping fuels from barges and bulk fuel terminals. Transmix processing plants distill the transmix back into specification products, such as unleaded gasoline and diesel fuel.
UMO – The abbreviation for used motor oil.
USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced.
USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur.
Used Oil – Any oil that has been refined from crude oil, or any synthetic oil that has been used, and as a result of use or as a consequence of extended storage or spillage has been contaminated with physical or chemical impurities. Examples of used oil include used motor oil, hydraulic oil, transmission fluid, and diesel and transformer oil.
Virgin Base Oil – Base oil which has not previously been recycled or re-refined.
Vacuum Distillation – The process of distilling vapor from liquid crudes, usually by heating and condensing the vapor below atmospheric pressure turning it back to a liquid in order to purify, fractionate or form the desired products.
Vacuum Gas Oil or VGO – A product produced from a vacuum distillation column which is predominately used as an intermediate feedstock to produce transportation fuels and other by-products such as gasoline, diesel and marine fuels.
VTB – Refers to vacuum tower bottoms, the leftover bottom product of distillation, which can be processed in cokers and used for upgrading into gasoline, diesel, and gas oil.

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
Prior Material Acquisitions and Transactions
Vertex Holdings Acquisition

Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”). Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT” or “Cedar Marine Terminals”), which operates a 19-acre bulk liquid storage facility and terminal on the Houston Ship Channel, which serves as a truck-in, barge-out facility and provides throughput terminal operations and which terminal is also the site of our proprietary, patented, Thermal Chemical Extraction Process (“TCEP”) (described below); Crossroad Carriers, L.P. (“Crossroad”) is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams; Vertex Recovery, L.P. (“Vertex Recovery”), is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S. and Canada, which it facilitates through a network of independent recyclers and franchise collectors; and H&H Oil, L.P. (“H&H Oil”), which collects and recycles used oil and residual materials from customers based in Austin, Baytown, Dallas, San Antonio and Corpus Christi, Texas and B&S LP contributed real estate associated with the operations of H&H Oil.
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
Heartland Acquisition
    In December 2014, we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, the ownership of 65% of which was transferred to Tensile (defined below) in connection with the Heartland SPV (defined and discussed below), effective January 1, 2020, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC (“Vertex OH”). The assets and operations acquired from Heartland (the “Heartland Assets and Operations”) fall under our Black Oil segment and are included under discontinued operations in the accompanying financial statements, Refer to “Part II” – “Item 8. Financial Statements and Supplementary Data”, Note 24, “Discontinued Operations” for additional information. The Heartland assets and operations were sold in February 2023, as discussed below under “Recent Transactions” – “Sale and Purchase Agreement”.
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

As a result of the transaction, Tensile, through Tensile-MG, acquired an approximate 15% ownership interest in MG SPV, which owns the Company’s former Belle Chasse, Louisiana, re-refining complex (the “MG Refinery”). Vertex Operating owned the remaining 85% of MG SPV, but has since acquired 100% of MG SPV for $7.2 million, on April 1, 2022.

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

The Heartland Share Purchase had an effective date of January 1, 2020. Following the closing of the Heartland Share Purchase, Heartland SPV was owned 35% by Vertex Operating and 65% by Tensile-Heartland. Vertex Operating subsequently acquired 100% of Heartland SPV for $43.5 million, on May 26, 2022.
Crystal Energy, LLC
    On June 1, 2020 (the “Crystal Energy Closing Date”), the Company, through Vertex Operating, entered into and closed a Member Interest Purchase Agreement with Crystal Energy, LLC “Crystal Energy”). Upon the closing of the acquisition, Crystal Energy became a wholly-owned subsidiary of Vertex Operating.
Crystal Energy is an Alabama limited liability company that was organized on September 7, 2016, for the purpose of purchasing, storing, selling, and distributing refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. Crystal Energy markets its products to third-party customers, and customers will typically resell these products to retailers, end-use consumers, and others. These assets are used in our Refining segment.
Penthol Agreement Termination
On June 5, 2016, the Company and Penthol LLC reached an agreement for the Company to act as Penthol’s exclusive agent to market and promote Group III base oil from the United Arab Emirates to the United States. The Company also agreed to provide logistical support. The start-up date was July 25, 2016, with a 5-year term through 2021. Over the Company’s objection, Penthol terminated the Agreement effective January 19, 2021. The Company and Penthol are currently involved in litigation involving such termination and related matters as described in greater detail in “Part II”–- “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 4. Commitments and Contingencies”, under the heading “Litigation”.
Recent Transactions
Mobile Refinery Acquisition
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
The Company paid a total of $75.0 million in consideration for the acquisition of the Mobile Refinery. In addition, we paid $16.4 million for previously agreed upon capital expenditures, miscellaneous prepaids and reimbursable items and an $8.7 million technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after the acquisition. The Company also purchased certain crude oil and finished products inventories for $130.2 million owned by Shell at the Mobile Refinery.
As a result of the Mobile Refinery purchase, Vertex Refining and Shell Trading (US) Company (“STUSCO”) entered into a Crude Oil & Hydrocarbon Feedstock Supply Agreement (the “Crude Supply Agreement”) pursuant to which STUSCO agreed to sell to Vertex Refining, NV, LLC (“Vertex Refining”), and Vertex Refining agreed to buy from STUSCO, all of the crude oil and hydrocarbon feedstock requirements of the Mobile Refinery, subject to certain exceptions set forth therein. The agreement provides that STUSCO is the exclusive supplier for the Mobile Refinery’s requirement for crude oil and hydrocarbon feedstock.
Additionally, as a result of the Mobile Refinery purchase, we entered into several agreements with Macquarie Energy North America Trading Inc (“Macquarie”). Under these agreements (together, the “Inventory Financing Agreement”), Macquarie agreed to finance the Mobile Refinery’s crude supply and inventories, and Vertex agrees to provide storage and terminalling services to Macquarie. At the time of the acquisition, Macquarie agreed to finance $124.3 million of the $130.2 million of opening inventories.
Macquarie Transactions
On April 1, 2022 (the “Commencement Date”), Vertex Refining entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with Macquarie, pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022. On the Commencement Date, pursuant to an Inventory Sales Agreement and in connection with the Supply and Offtake Agreement, Macquarie purchased from Vertex Refining all crude oil and finished products within the categories covered by the Supply and Offtake Agreement and the Inventory Sales Agreement, which were held at the Mobile Refinery and a certain specified third party storage terminal, which were previously purchased by Vertex Refining as part of the acquisition of the Mobile Refinery.
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
Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie are in discussions to cooperate to develop and document, procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following a planned renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”), which discussions are ongoing. If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.
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
Amendment No. Two (a) extended the date that the Company is required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023, and provides other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, is currently anticipated for mechanical completion during the first quarter of 2023; and (b) waived and extends certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
In addition, each of the New Subsidiary Guarantors also entered into a Guarantor Joinder, agreeing to be bound by the terms of the Loan and Security Agreement, and to guaranty the amounts owed thereunder.
On January 8, 2023, Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors, Vertex Renewables LLC and Vertex Renewables Alabama LLC, both wholly-owned indirect subsidiaries of the Company (collectively, the “New Subsidiary Guarantors”); the lenders thereto; and the Agent, entered into a third amendment (“Amendment No. Three”) to the Loan and Security Agreement.
Amendment No. Three waived and extended certain deadlines and time periods for the Company to provide certain financial information and take other action in connection with the Loan and Security Agreement.
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
Myrtle Grove Facility Purchase
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
Sale and Purchase Agreement
On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex OH. Vertex Operating and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
Pursuant to the Sale Agreement, HPRM agreed to sell GFL all of its equity interests in Vertex OH, which owns the Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”).
The transactions contemplated by the Sale Agreement closed on February 1, 2023.
The purchase price for the transaction was $90 million, subject to certain customary adjustments for net working capital, taxes and assumed liabilities. We also entered into a transition services agreement, restrictive covenant agreement and, through our subsidiary Vertex LA, a used motor oil supply agreement with GFL in connection with the sale.
The Sale Agreement included representations and warranties, confidentiality obligations, and covenants of the parties customary for a transaction of this nature and size. The Sale Agreement also provided for indemnification rights of the parties with respect to, among other things, breaches of representations, warranties or covenants by the parties; failures to perform covenants or agreements; transfer taxes; and pre (HPRM)-and-post (GFL) closing operations of the Heartland Refinery, subject to certain limitations, caps and minimum thresholds.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement.
Repayment of Term Loan
On February 5, 2023, the Company used $11 million of the proceeds from the Sale Agreement to paydown the principal amount of the Term Loan.
Novel Coronavirus (COVID-19)
The COVID-19 pandemic and actions of governments and others in response thereto previously resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. The worldwide vaccine rollouts in 2021 have allowed governments to ease COVID-19 restrictions and lockdown protocols; and to date, our operations have for the most part been deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.
We experienced a disruption in feedstock supply during 2020, 2021 and 2022 due to COVID-19 and significant volatility in the price of feedstocks and finished products during the same period. Recently the Biden administration has announced that it plans to end COVID-19 national and public health emergency orders on May 11, 2023.
We do not currently expect any material continued impact from COVID-19 moving forward; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.
Description of Business Activities:
We are an energy transition company specializing in refining and marketing high-value conventional and lower-carbon alternative transportation fuels. We are engaged in operations across the petroleum value chain, including refining, collection, aggregation, transportation, storage and sales of aggregated feedstock and refined products to end-users. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
We operate in two segments:
(1) Refining and Marketing, and
(2) Black Oil and Recovery.
Our Refining and Marketing segment manages the refining of crude oil and distributes finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.
Our Black Oil and Recovery segment aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers.
Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the refining and distribution petroleum products and includes the Mobile Refinery and related operations. As described above, effective April 1, 2022, we completed the acquisition of the Mobile Refinery, a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
In addition, we aggregate a diverse mix of feedstocks petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. We have a toll-based processing agreement in place with Monument Chemical Port Arthur, LLC (formerly with KMTEX) (“Monument Chemical”) to re-refine feedstock streams, under our direction, into various end products that we specify. Monument Chemical uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
Black Oil and Recovery Segment
Discontinued operations of Vertex include our Heartland Assets and Operations, which is part of our Black Oil business, Refer to “Part II” – “Item 8. Financial Statements and Supplementary Data”, Note 24, “Discontinued Operations” for additional information.
Our Black Oil business is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 65 collection vehicles, which routinely visit generators to collect and purchase used motor oil and perform other collection services. We also aggregate used oil from a diverse network of approximately 30 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 25 transportation trucks and more than 80 aboveground storage tanks with over 8.0 million gallons of storage capacity. These assets are used by both the Black Oil segment and the Refining and Marketing segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is sold from collectors and generators, a minimum volume is purchased by our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. All contracts are treated as normal purchase normal sale. Also, as discussed above under “Description of Business Activities”, from time to time, when market conditions warrant (i.e., when oil prices are sufficiently high), we have used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock. Due to the decline in oil prices and challenges in obtaining feedstock during the first quarter of 2020, we have used TCEP solely to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana since the first quarter of 2020. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), divested on February 1, 2023, we produce a base oil product that is sold to lubricant packagers and distributors.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending December 31, 2022, we aggregated approximately 86.3 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 79.5 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
Our Black Oil and Recovery segments include two business lines. The Black Oil business collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities. TCEP’s original purpose was to refine used oil into marine cutterstock; however, in the third quarter of fiscal 2015, that use ceased to be economically accretive, and instead, we operated TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana. During the fourth quarter of 2019, the original purpose of TCEP once again became economically viable and at that time we switched to using TCEP to refine used oil into marine cutterstock; provided that with the decline in oil prices and challenges in obtaining feedstock during early 2020, we switched back to using TCEP for the purposes of pre-treating our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana, and continuing through the filing date of this Report. Our Recovery business includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as metals which includes transportation and marine salvage services throughout the Gulf Coast.
We also operate a facility in Marrero, Louisiana, which facility re-refines used motor oil and also produces VGO and a re-refining complex in Belle Chasse, Louisiana, which we call our Myrtle Grove facility.
The Company’s Recovery business includes a generator solutions company for the proper recovery and management of hydrocarbon streams, the sales and marketing of Group III base oils through January 2021, and other petroleum-based products, together with the recovery and processing of metals.
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
Organizational Structure
    The following chart reflects our current organization structure, including significant subsidiaries (all of which are wholly-owned, except as discussed below):

Vertex Energy, Inc.
HPRM LLC (Heartland SPV)
Holds oil re-refinery assets, including the Columbus, Ohio re-refinery
Vertex Energy Operating, LLC
(Vertex Operating)
Holding company for entities below
Vertex Refining Alabama LLC
Owns and operates the Mobile Refinery
Vertex Refining Myrtle Grove LLC
(MG SPV)
Owns a Belle Chasse, Louisiana, re-refining complex
Vertex Refining, LA, LLC
(Vertex Refining LA)
Owns and operates Marrero, Louisiana plant
Crystal Energy, LLC
(Crystal)
Wholesale distributor of gasoline, blended gasoline, and diesel
Vertex Refining Texas LLC
Processing Pygas & Bottoms Streams
Vertex Marine Fuel Services LLC
Marine Fuels Distribution
Vertex Recovery Management, LLC (VRM)
Holding company for VRMLA
Vertex Acquisition Sub, LLC
(Vertex Acquisition)
Holding company for entities below
Vertex Renewables LLC
Holding company for entity below
Vertex Recovery Management LA, LLC (VRMLA)
(51% owned by VRM and 49% owned by Industrial Pipe, Inc.)
Buys and Prepares ferrous and non-ferrous scrap intended for large haul barge sales
Vertex Recovery, L.P.
(Vertex Recovery)
Generator solutions company owns Nicko
Cedar Marine Terminals, L.P.
(CMT)
Operates Cedar Marine Terminal
Vertex Renewables Alabama LLC
Renewable diesel production
Crossroad Carriers, L.P.
(Crossroad)
Common carrier of hazardous materials
H&H Oil, L.P.
(H&H)
Collects and recycles used oil and residual materials

Our Industry
Conventional Refining
The petroleum refining industry is a competitive landscape comprising an array of fully integrated national and multinational oil companies that engage in diverse activities within the refining sector. These activities include exploration, production, transportation, refining, marketing, retail fuel and convenience stores, and independent refiners. Within the industry, our principal competitors are the petroleum refiners based in the Gulf Coast Region.
Given the nature of the industry, the cost of crude oil and other feedstocks is a crucial competitive factor that must be continually monitored. We analyze our refinery complexity, efficiency, and product mix to make informed decisions on allocating resources and maximizing our profitability. Distribution and transportation costs are also essential competitive factors that we actively manage in an attempt to minimize our expenses while maintaining the quality of our products. Additionally, regulatory compliance costs such as Renewable Fuel Standards are closely monitored to ensure we remain compliant while working towards minimizing the associated costs.
Used Oil Re-Refining
The used oil recycling industry comprises generators, collectors, aggregators, processors, re-refiners, and end-users. Generators produce used oil through oil changes on vehicles, machinery, and heavy equipment. Collectors are intermediaries who collect used oil from generators and transport it to aggregators, processors, and re-refiners. Aggregators purchase used oil and petroleum by-products from multiple collectors and deliver those as feedstock to processors and re-refiners. Processors and re-refiners convert used oil or petroleum by-products into higher-value feedstock or end-products using vacuum distillation and hydrotreating processes. Re-refined lubricating base oil is of equal quality and lasts as long as virgin base oil, while intermediate products are used as industrial fuels or transportation fuel blend stocks.
The market value of recycled oil is based on its end-use, while the financial and environmental benefits of recycling used oil are dependent on the extent to which the used oil is re-refined, and the price spread between natural gas and crude oil. Environmental regulations prohibit the disposal of used oil in sewers or landfills due to the heavy metals and other contaminants that make it detrimental to the environment if improperly disposed. Re-refined oil significantly reduces the amount of toxic heavy metals, greenhouse gases, and other pollutants introduced into the environment, conserves petroleum that would have otherwise been refined into virgin base stock oil, and is a more environmentally responsible option than burning used oil as an industrial fuel. With the increasing demand for high-quality, environmentally responsible products, we believe that the used oil recycling market has significant growth potential through increasing the percentage of recycled oil that is re-refined rather than burned as a low-cost industrial fuel.
Our Competitive Strengths
Large, Diversified Feedstock Supply Network.
We obtain our feedstock supply through a combination of direct collection activities and purchases from third-party suppliers. We believe our balanced direct and indirect approach to obtaining feedstock is highly advantageous because it enables us to maximize total supply and reduce our reliance on any single supplier and the risk of not fulfilling our minimum feedstock sale quotas. We collect feedstock directly from over 4,500 generators including oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries and petrochemical manufacturing operations, as well as brokers. We aggregate used oil from a diverse network of approximately 30 suppliers who operate similar collection businesses to ours.
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
Management Team.
We are led by a management team with expertise in petroleum refining, recycling, finance, operations, and re-refinement technology. Each member of our senior management team has more than 23 years of industry experience. We believe the strength of our management team will help our success in the marketplace.
Products and Services
We generate substantially all of our revenue from the sale of eight categories of products and certain services discussed below. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
Distillates
Distillates are finished fuel products such as gasoline, jet fuel and diesel fuels.
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

The way that the product categories above and our services fit into our two operating segments are described below. For further description of individual products, please refer to the Glossary of terms at the beginning of this document.

	Refining and Marketing(1)	Black Oil and Recovery (2)
Gasolines	X
Jet Fuel	X
Distillates	X
Base oil		X
VGO/Marine fuel	X	X
Other refined products (3)	X	X
Pygas	X
Metals (4)		X
Other re-refined products (5)	X	X
Terminalling	X
Oil collection services		X

(1) The Refining and Marketing segment consists primarily of the sale of refined hydrocarbon products such as gasoline, distillates, jet fuel, intermediates refined at the Mobile Refinery and pygas; and industrial fuels, which are produced at a third-party facility (Monument Chemical).
(2) The Black Oil segment continued operations consist primary of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants, (c) transportation revenues; and (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (h) sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (i) revenues generated from trading/marketing of Group III Base Oils. On February 1, 2023, the Company sold its Heartland Assets and Operations (which forms a part of the Black Oil segment), and as such, has determined to present only the Company’s Heartland Assets and Operations as discontinued operations.
(3) Other refinery products include the sales of base oil, cutterstock and hydrotreated VGO, LPGs, sulfur and vacuum tower bottoms (VTB).
(4) Metals consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.
(5) Other re-refinery products include the sales of asphalt, condensate, recovered products, and other petroleum products.
Suppliers
In our Refining and Marketing segment we purchase crude oil from third party suppliers and compete for these products in the open market.
In our Black Oil segment, we conduct business with a number of used oil generators, as well as a large network of suppliers that collect used oil from used oil generators. In our capacity as a collector of used oil, we purchase feedstock from approximately 4,500 businesses, such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations, which generate used oil through their operations.
Customers
The Black Oil segment sells used oil, VGO, base oil and other petroleum feedstocks to numerous customers in the Gulf Coast and Midwest regions of the United States. The primary customers of its products are packagers, distributers, blenders and industrial burners, as described above as well as re-refiners of the feedstock. The Black Oil segment is party to various feedstock sale agreements whereby we sell used oil feedstock to third parties. The agreements provide for customers to purchase certain minimum gallons of used oil feedstock per month at a price per barrel equal to our direct costs, plus certain commissions, based on the quality and quantity of the used oil we supply.
The Recovery segment does not rely solely on contracts, but mainly on the spot market as well as a strategic network of customers and vendors to support the purchase and sale of its products which are commodities. It also relies on project-based work which it bids on from time to time of which there is no guarantee or assurance of repeat business.
Competition
All aspects of the energy refining industry are very competitive. We compete with various other refining companies on the Gulf Coast. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions. Our profitability is dependent on refined product margins which can fluctuate significantly based on conditions out of our control. In addition, crude supply can have a large impact on profitability. Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks.
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

In 2022, we hired 312 new employees at our Company which includes the new employees of our recently acquired Mobile facility. When we hire talent, they tend to stay at the Company. As of February 15, 2023, we employed 497 full-time employees. We believe that our relations with our employees are good. The average employee has 3.6 years of service.

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
Global Warming and Climate Change
Various state governments and regional organizations have enacted, or are considering enacting, new legislation and promulgating new regulations governing or restricting the emission of GHG, including from refineries, re-refineries, other facilities, vehicles and equipment. At the federal level, the EPA has already made findings and issued regulations that require us to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the refined oil and other finished products that we sell or the cost of the raw materials and other feedstocks that we purchase. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.
Additionally, the development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for refined oil and other of our finished products, thereby adversely impacting our earnings, cash flows and financial position. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap and trade program or expanded use of cap and trade programs at the state level could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. In addition, federal or state carbon taxes could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this may make it more difficult and expensive for us to secure funding. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our securities. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, which could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.
Compliance with GHG laws or taxes could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources.
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
Federal Renewable Fuels Standard Program
The Renewable Fuel Standard (RFS) program was created under the Energy Policy Act of 2005, which amended the Clean Air Act. The Energy Independence and Security Act of 2007 (“EISA”) further amended the CAA by expanding the RFS program. The EPA implements the program in consultation with the U.S. Department of Agriculture and the Department of Energy.
The RFS program is a national policy that requires a certain volume of renewable fuel to replace or reduce the quantity of petroleum-based transportation fuel, heating oil or jet fuel. The four renewable fuel categories under the RFS are: (1) biomass-based diesel; (2) cellulosic biofuel; (3) advanced biofuel; and (4) total renewable fuel.
According to the EPA, for a fuel to qualify as a renewable fuel under the RFS program, the EPA must determine that the fuel qualifies under the statute and regulations. Among other requirements, fuels must achieve a reduction in greenhouse gas (GHG) emissions as compared to a 2005 petroleum baseline. The EPA has approved fuel pathways under the RFS program under all four categories of renewable fuel. Advanced pathways already approved include ethanol made from sugarcane; jet fuel made from camelina; cellulosic ethanol made from corn stover; compressed natural gas from municipal wastewater treatment facility digesters; and others.
The EPA continues to review and approve new pathways, including for fuels made with advanced technologies or with new feedstocks. Certain biofuels are similar enough to gasoline or diesel that they do not have to be blended, but can be simply “dropped in” to existing petroleum-based fuels. These drop-in biofuels directly replace petroleum-based fuels and hold particular promise for the future.
Obligated parties under the RFS program are refiners or importers of gasoline or diesel fuel. Compliance is achieved by blending renewable fuels into transportation fuel, or by obtaining credits (called “Renewable Identification Numbers”, or RINs) to meet an EPA-specified Renewable Volume Obligation (RVO). The EPA calculates and establishes RVOs every year through rulemaking, based on the CAA volume requirements and projections of gasoline and diesel production for the coming year. The standards are converted into a percentage and obligated parties must demonstrate compliance annually.
RINs are generated when a producer makes a gallon of renewable fuel and at the end of the compliance year and RINs can be traded between parties. Obligated parties can buy gallons of renewable fuel with RINs attached and can also buy RINs on the market. Obligated parties can carry over unused RINs between compliance years. They may also carry a compliance deficit into the next year; however, this deficit must be made up the following year.
We generate RINs through the blending of biofuels and plan to generate additional RINs through our renewal biodiesel operations at the Mobile Refinery. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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
HOS regulations establish the maximum number of hours that a commercial truck driver may work. HOS rules, which are intended to reduce the risk of fatigue and fatigue-related crashes and harm to driver health, prohibits a driver from driving if more than eight hours have passed since the driver’s last off-duty or sleeper berth break of at least 30 minutes and limits the use of the restart to once a week, which, on average, results in a maximum work week of 70 hours.

A new regulation primarily impacting our marine bunker fuel production is known as “IMO 2020”. On January 1, 2020, the International Maritime Organization (the “IM”) implemented a new regulation for a 0.50% global sulphur cap for marine fuels. Under the new global cap, ships that traverse the oceans will be required to use marine fuels with a sulphur content of no more than 0.50%, versus the prior limit of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet.

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
Available Information
We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, as soon as reasonably practical after such reports are filed with or furnished to the SEC, on the “Investor Relations,” “SEC Filings” page of our website at www.vertexenergy.com. From time to time, we also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at www.sec.gov. Our internet address is www.vertexenergy.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Item 1A. Risk Factors
Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•our need for additional funding, the availability of, and terms of, such funding;
•our ability to pay amounts due on outstanding indebtedness, covenants of such indebtedness, including restrictions on further borrowing, and security interests in connection therewith;
•the terms of our agreements with Macquarie Energy North America Trading Inc (“Macquarie”), including termination rights associated therewith, and our ability to find a replacement partner, in the event such agreements were terminated;
•risks associated with unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely;
•risks associated with our hedging activities, or our failure to hedge production;
•risks associated with our outstanding 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Note”), including amounts owed, conversion rights associated therewith, dilution caused thereby, redemption obligations associated therewith and our ability to repay such facilities and amounts due thereon when due;
•risks associated with an offtake agreement which will only become effective upon the occurrence of certain events, including the planned completion of a capital project at the Mobile Refinery;

•risks associated with the ongoing capital project associated with the Mobile refinery, including the timing thereof, costs associated therewith and our ability to generate revenues while such project is pending;
•the level of competition in our industry and our ability to compete;
•decreases in global demand for, and the price of, oil, the supply and demand for oil and used oil, as well as used oil feed stocks and the price of oil and the feedstocks we use in our operations, process and sell;
•the availability of crude oil and used oil feedstocks;
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
•our ability to maintain supplier relationships and obtain adequate supplies of crude oil and other feedstocks;
•our ability to obtain and retain customers;
•our ability to produce our products at competitive rates and the impact of competitive services and products;
•our ability to execute our business strategy in a very competitive environment;
•trends in, and the market for, the price of oil and gas and alternative energy sources;
•our ability to maintain our relationship with Bunker One (USA) Inc., Shell, and Macquarie;
•our ability to complete and integrate acquisitions;
•potential future litigation, judgments and settlements;
•risk of increased regulation of our operations and products and rules and regulations making our operations more costly or restrictive and changes in environmental and other laws and regulations and risks associated with such laws and regulations;
•economic downturns and recessions both in the United States and globally, increased inflation and interest rates;
•negative publicity and public opposition to our operations;
•disruptions in the infrastructure that we and our partners rely on;
•an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms, our ability to effectively integrate acquired assets, companies, employees or businesses, and liabilities associated with acquired companies, assets or businesses;
•unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;
•our ability to effectively manage our growth and scale our operations;

•our ability to maintain insurance, the costs of required insurance, our lack of insurance, or claims not covered by our insurance;
•our lack of effective disclosure controls and procedures and internal control over financial reporting;
•loss of our ability to use net operating loss carry-forwards;
•improvements in alternative energy sources and technologies;
•accidents, equipment failures or mechanical problems which may occur; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities, on our facilities, any one of which may adversely impact our operations;
•risks of downturns in the U.S. and global economies and increased prices due to COVID-19, increase in inflation or interest rates, and/or the ongoing conflict in Ukraine;
•our ability to meet earnings guidance;
•anti-take-over rights in our governing documents;
•the volatile nature of the market for our common stock and our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding convertible notes.
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

Risks Relating to Our Need for Future Funding and Current Indebtedness
Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners.
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
We anticipate the need to raise additional capital in the future and our ability to obtain the necessary funding is uncertain.
We may need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon, we anticipate needing to raise additional funding in the future to repay the Term Loan, and we may need to raise additional funding in the future to support our operations, complete acquisitions and grow our operations. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.
Our financial results are affected by changing commodity prices and margins for refined petroleum and other finished products.
Our financial results are largely affected by the relationship, or margin, between the prices at which we sell refined petroleum and other finished products and the prices for crude oil and other feedstocks used in manufacturing these products. Historically, margins have been volatile, and we expect they will continue to be volatile in the future.
The costs of feedstocks and the prices at which we can ultimately sell our products depend on numerous factors beyond our control, including regional and global supply and demand, which are subject to, among other things, production levels, levels of refined petroleum product inventories, productivity and growth of economies, and governmental regulation. We do not produce crude oil and must purchase all of the crude we process. The prices for crude oil and refined petroleum products can fluctuate based on global, regional and local market conditions, as well as by type and class of products, which can reduce margins and have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. Also, crude oil supply contracts generally have market-based pricing provisions. Changes in prices that occur between the time we purchase feedstocks or products and when we sell the refined petroleum products could have a significant effect on our financial results.
The price of crude oil also influences prices for our other finished products and the feedstocks used to manufacture the products. We use a significant amount of feedstocks that are derivatively produced in the refining of crude oil, and those feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices and the supply and availability of the feedstocks.
We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations.
Our business is subject to numerous laws and regulations relating to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:
•The discharge of pollutants into the environment.
•Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide and mercury emissions, and greenhouse gas (GHG) emissions, as they are, or may become, regulated.
•The quantity of renewable fuels that must be blended into motor fuels.
•The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes.
•The dismantlement and abandonment of our facilities and restoration of our properties at the end of their useful lives.
To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our business, financial condition, results of operations and cash flows in future periods could be materially adversely affected.
We have substantial indebtedness and plan to acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.
We have a significant amount of outstanding indebtedness. As of December 31, 2022, we owed approximately $102.7 million in accounts payable and accrued expenses. As of December 31, 2022, we owed $95.2 million, under our Convertible

Senior Notes (each described below under "Part II. - Item 8. Financial Statements and Supplementary Data" -"Note 15 Financing Arrangements"- "Indenture and Convertible Notes").
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
The Term Loan has a balance of $154.2 million at March 1, 2023.
Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on March 31, 2023 and ending on December 31, 2024, Vertex Refining is required to repay $2 million of the principal amount owed under the Term Loan (i.e., 1.25% of the original principal amount per quarter), subject to reductions in the event of any prepayment of the Loan and Security Agreement.
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
The Loan and Security Agreement includes customary events of default for transactions of that type, including failures to pay amounts due, bankruptcy proceedings, covenant defaults, attachment or seizure of a material portion of the collateral securing the Loan and Security Agreement, cross defaults, if there is a default in any agreement governing indebtedness in excess of $3,000,000, resulting in the right to accelerate such indebtedness, certain judgments against a Loan Party, misrepresentations by the Loan Parties in the transaction documents, insolvency, cross default of the Supply and Offtake Agreement (defined below), a Change of Control (discussed below), termination of certain intercreditor agreements, and the loss or termination of certain material contacts. Upon the occurrence of an event of default, the Agent may declare the entire amount of obligations owed under the Loan and Security Agreement immediately due and payable and take certain other actions provided for under the Loan and Security Agreement, including enforcing security interests and guarantees.
Additionally, in the event of any payment, repayment or prepayment (other than in connection with prepayments required to be made with funds received from insurance settlements and recoveries which are not subject to a prepayment premium), including in the event of acceleration of the Term Loan, certain asset sales, certain equity issuances, and voluntary prepayments (a) during the first 18 months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 150% of the applicable interest rate, multiplied by the amount of such prepayment amount; (b) during the 19th through 24th months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 50% of the applicable interest rate, multiplied by the amount of such prepayment amount; and (c) at any time during the 25th month after the Closing Date, but prior to the date that is 90 days before the maturity date of amounts owed pursuant to the Loan and Security Agreement, Vertex Refining agreed to pay an additional amount to the Lenders equal to 25% of the applicable interest rate, multiplied by the amount of such prepayment amount. Upon the required repayment upon a change of control (also discussed below), Vertex Refining agreed to pay an additional amount to the Lenders equal to 1% of the aggregate principal amount of the amount prepaid (as applicable, the “Prepayment Premium”). The Prepayment Premium is also due upon a change of control, which includes the direct or indirect transfer of all or substantially all of the assets of the Loan Parties; the adoption of a plan of liquidation or dissolution relating to the Company; the acquisition in one or a series of transactions of 33% or more of the equity interests of the Company by a person or entity; the Company’s failure to own 100% of Vertex Refining and the other Loan Parties, unless permitted by the Lenders; during any period of twelve consecutive months commencing on or after the Closing Date, the occurrence of a change in the composition of the Board of Directors of the Company such that a majority of the members of such Board of Directors are no longer directors; or a “change of control” or any comparable term under, and as defined in, any other indebtedness exceeding $2 million of the Loan Parties, shall have occurred (each a “Change of Control”).
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
A prolonged period of weak, or a significant decrease in, industry activity and overall markets may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and current global and market conditions have increased the potential for that difficulty.
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

The obligations of Vertex Refining and its subsidiaries under the Supply and Offtake Agreement and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and its subsidiaries under the Supply and Offtake Agreement and related transaction documents are also secured by a Pledge and Security Agreement in favor of Macquarie, executed by Vertex Refining. In addition, the Supply and Offtake Agreement also requires that Vertex Refining post and maintain cash collateral (in the form of an independent amount) as security for Vertex Refining’s obligations under the Supply and Offtake Agreement and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.
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
We have Supply and Offtake Agreements with Macquarie, pursuant to which Macquarie will intermediate crude oil supplies and refined product inventories at our Mobile Refinery. Macquarie owns all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreement, unless extended by mutual agreement for an additional one year term, we are obligated to repurchase all crude oil and refined product inventories then owned by Macquarie and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.

The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.
Among these factors is the demand for crude oil and refined and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, and the setting of interest rates, and more recently in response to the COVID-19 pandemic, also have a significant impact on our activities. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the efficiency of our refinery operations. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.
We do not produce crude oil and must purchase all of our crude oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. A deterioration of crack spreads or price differentials between domestic and foreign crude oils could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular fiscal quarter are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology, excluding commodity inventories at the Mobile Refinery which use the weighted average inventory accounting method. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.
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
Continued increases in interest rates will cause our debt service obligations to increase and may have an adverse effect on our operations.
The amounts borrowed under the Loan and Security Agreement bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 9.25%, which rate is currently 15.5%. Interest rates have recently been increasing and any continued increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, a future increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
Changes in interest rates could also have a material adverse impact on our earnings and cash flows. Because our future notes payable are expected to have variable interest rates, our business results are expected to be subject to fluctuations in interest rates. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.
We have been and may in the future be negatively impacted by inflation.
Increases in inflation have already, and may in the future, have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation have already, and could in the future, impact the commodity markets generally, the overall demand for our products, our costs for feedstocks, labor, material and services and the margins we are able to realize on our products and services, all of which have already, and could in the future, have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may and has already resulted in higher interest rates, which in turn results in higher interest expenses related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.
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
Our industry and the broader US economy have experienced higher than typical inflationary pressures during 2022 and during the first quarter of 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.
Fiscal 2022 and the first quarter of 2023 have seen significant increases in the costs of certain materials, including construction material required for our ongoing capital project at our Mobile Refinery and longer lead times for such materials, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. During 2022 and 2021, refining margins have experienced significant volatility, resulting in an increase during the year ended 2022, in each of the benchmark commodities we track compared to the same period in 2021. The increase in market prices was a result of the ongoing conflict between Russia and Ukraine and increased inflation. The Ukraine conflict coupled with disruptions in supply chain that began with the COVID-19 pandemic in 2020, have resulted in increased inflation and higher market prices in crude oil and refined products. During the twelve months ended December 31, 2022, the Consumer Price Energy Index in the United States increased 7.3% impacting our gross margins. The Consumer Price All Items Index increased 6.5% for the same period impacting our operating expenses and slowing economic growth. Recent supply chain constraints and inflationary pressures have in the past, and may in the future continue to, adversely impact our operating costs and timelines for capital projects and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in delays in the completion of ongoing and future capital projects, delays in turn-arounds at our facilities, increased down-time, reduced margins and delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
The conflict in Ukraine and related price volatility and geopolitical instability has negatively impacted and may continue to negatively impact our business.
In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and natural gas liquid prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the recent increase in crude oil prices has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K..
Risks Relating to Our Operations, Business and Industry
Epidemics, including the 2020-2022 outbreak of the COVID-19 coronavirus, and other crises have, and will in the future, negatively impact our business and results of operations.
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our revenue is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations. Additionally, our sales volumes, and as a result, our results of operations and cash flows, significantly depend on the U.S. and to a lesser extent, worldwide demand for oil and used oil. As a result, pandemics, epidemics, and public health crises, which effect the U.S. and the world as a whole, and which result in travel disruptions, reductions in shipping and therefore declines in the need for oil and used oil, will harm our business and cause our operating results to suffer. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but have since recovered to pre-pandemic levels, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products, which had a material adverse effect on our year-over-year results of operations for 2020. While the COVID-19 restrictions in the jurisdictions in which we operate have since expired or been terminated due to the availability of vaccines, the possibility of future variants and potential waning immunity of vaccinations, creates continued uncertainty as to the total length and effect of the pandemic and/or whether future government actions will result in further reduced economic activity.
A public health pandemic, including COVID-19, poses the risk that the Company or its affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent the Company from accessing or operating its facilities, delivering products or continuing to obtain feedstocks. While a substantial portion of the Company’s businesses have previously been classified as an essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that the Company’s businesses will be classified as essential in each of the jurisdictions in which it operates.
It is also possible that the current outbreak or continued spread of COVID-19 will cause a global recession, or continued shortages in supplies of certain materials and equipment.
A continued prolonged period of weak, or a significant decrease in, industry activity and overall markets, due to COVID-19 or otherwise, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt (including our outstanding Convertible Senior Notes). Current global and market conditions have increased the potential for that difficulty.
The price of oil and fluctuations in oil prices have in the past and may in the future have a negative effect on our results of operations.
Certain of our operations are associated with collecting used oil, re-refining or otherwise processing a portion of such used oil and then selling both such re-refined/processed oil and the excess feedstock oil which we do not currently have the capacity to re-refine, to other customers. The prices at which we sell our re-refined/processed oil and extra feedstock are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined/processed oil and excess feedstock. The price at which we sell our re-refined/processed oil and excess feedstock is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our re-refined/processed oil and excess feedstock. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes as well as the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined/processed oil and excess feedstock and the costs to collect and re-refine/processed used oil typically increase and decrease together, there is no assurance that when our costs to collect and re-refine/process used oil increase we will be able to increase the prices we charge for our re-refined/processed oil excess feedstock to cover such increased costs, or that our costs to collect and re-refine/process used oil will decline when the prices we can charge for re-refined/processed oil declines. These risks are exacerbated when there are rapid fluctuations in these oil indices and when there is lower pricing due to decreased demand, which have both occurred recently as a result of the economic uncertainty caused by the COVID-19 outbreak. These risks are also greater when there is an increased supply of oil from the Organization of the Petroleum Exporting Countries (OPEC), which has also recently occurred.
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
Our principal products include refined oil, marine fuel cutterstock and a higher-value feedstock for further processing, vacuum oil gas, base oil that is sold to lubricant packagers and distributors, pygas and gasoline blendstock. In 2023 we plan to begin producing renewable biodiesel. The prices of these products are tied to the value of oil. Accordingly, our results of operations will be affected by fluctuations in the prevailing market price for oil. Historically, market prices for oil have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in energy policies of U.S. and foreign governments, changes in international trading policies, OPEC, and other factors. While we seek to mitigate the risks associated with price declines, including in some situations, by using hedging, a significant decrease in the market price of any of our products or of oil would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in feedstock prices generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the feedstock until they are re-refined/processed and the finished products are sold. Our results of operations could be materially and adversely affected in the future by this volatility.
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
We depend on generators to generate used oil feedstock and collectors to collect such feedstock. In the event a significant number of generators cease generating feedstock, or generators and collectors cease providing us their feedstock or otherwise materially change the current process by which feedstock is collected, due to future pandemics, or otherwise, it could have a material adverse effect on our business, financial condition or results of operations.
Worsening economic recessions and economic conditions and trends and downturns in the business cycles of the industries we serve and which we provide services to impact our business and operating results.
A significant portion of our customer base is comprised of companies in the chemical manufacturing and hydrocarbon recovery industries. The overall levels of demand for our products, refining operations, and future planned re-refined oil products are driven by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S., as well as regional economic conditions, and many economists are now forecasting the U.S. may enter into a recession in the next several months. For example, many of our principal consumers are themselves heavily dependent on general economic conditions, including the price of fuel and energy, availability of affordable credit and capital, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ businesses may result in fluctuations in demand, volumes, pricing and operating margins for our services and products.
In addition to our customers, the suppliers of our feedstock are also affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of prior sharp downturns in the price of oil (used and otherwise) in 2015-16 saw their margins decrease substantially, which in some cases made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Similarly, the economic slowdown and general market uncertainty caused by the COVID-19 coronavirus outbreak and the steps taken by local, state and federal governments to attempt to reduce the spread of, and effects of, such virus, significantly reduced the demand for, and price of oil (which reached all-time lows during 2020), but has since recovered to pre-pandemic levels, and concurrent therewith, the slowdown in the U.S. economy caused by stay-at-home and similar orders during 2020, reduced the amount of feedstock being produced and as a result, our ability to obtain feedstocks, and produce finished products. Future recessions, economic downturns or reduced demand for oil are expected to have a material adverse effect on our results of operations, cash flows, and as a result the value of our securities.

Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs.
We transport our feedstock, refined oil and re-refined oil, VGO and other materials with trucks, by rail and by barge. As a result, increases in shipping and transportation costs caused by increases in oil, gasoline and diesel prices have a significant impact on our operating expenses. The price and supply of oil and gas is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, natural disasters, supply and demand for oil and natural gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. A significant increase in transportation or fuel costs could lower our operating margins and negatively impact our profitability.
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

We depend on the continuing availability of raw materials, including feedstock, to remain in production. Additionally, we depend on the price of such raw materials, including feedstock being reasonable to us in relation to the prices we are able to receive for our final products. A continued disruption in supply of feedstock, such as we experienced during 2020, 2021 and 2022 due to COVID-19 and are currently continuing to experience, or significant increases in the prices of feedstock, has significantly reduced/could significantly reduce, the availability of raw materials at our plants and which are available to be processed by our third-party processors. Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition. In the event the margins of our feedstock suppliers decrease substantially, it may become uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. This could prevent us from maintaining our required levels of output and/or force us to seek out additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations—as a result of the COVID-19 pandemic and the issues described above, we were forced to seek out additional suppliers of feedstock during 2021 and 2022, who in some cases have charged us more than our prior suppliers.
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
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, including our Mobile Refinery, and those operated by third parties on which we rely, including, but not limited to Monument Chemical, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, complete capital projects at such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time, it could have a material adverse effect on our results of operations and consequently the price of our securities. For example, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment and was back up October 26, 2020. Additionally, during August and September 2020, two hurricanes brought severe flooding and high winds that adversely impacted operations in the Gulf Coast and, specifically at the Company’s Marrero, Louisiana refinery, while also limiting outbound shipments of finished product along adjacent waterways between Houston and New Orleans for approximately two weeks. Additionally, during August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The Company recorded $2.1 million of loss on assets impairment on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount was related to our Black Oil segment. Subsequent downtime at our facilities, including our Mobile Refinery, losses of equipment or use of such facilities may have a material adverse effect on our operations, cash flows or assets. The Company believes that it maintains adequate insurance coverage.
Unanticipated problems or delays, or increases in costs, in connection with the ongoing capital project at the Mobile Refinery may harm our business and viability.
We are in the process of completing a $110-115 million capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”), which is expected to be completed within the first half of 2023. The occurrence of significant unforeseen conditions or events in connection with the Conversion may make the Conversion more expensive, prevent us from completing the Conversion, delay the completion of the Conversion or require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of the Conversion or timing associated therewith may adversely affect our business. Construction costs for the Conversion may also increase to a level that would make such Conversion too expensive to complete or unprofitable to operate, due to increases in material, labor, inflation or otherwise. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, and have already delayed the completion of the project once due to supply constraints, any of which could prevent us from timely completing the Conversion.
The fees charged to customers under our agreements with them may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.
Under our agreements with our customers, we may be unable to increase the fees that we charge our customers at a rate sufficient to offset any increases in our costs, including as a result of increased inflation. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events. Force majeure events may include (but are not limited to) events such as revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.
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
In addition to the above, we may be exposed to risks related to laws passed by governments or regulations incentivizing or mandating the use of alternative energy sources, such as wind power and solar energy, and/or phasing out the use of traditional hydrocarbon energy sources, which may reduce demand for oil and natural gas. For example, California has passed a law which requires the state to adopt regulations around gas-powered tools by July 1, 2022, and ban their sale by the start of 2024, if such ban is determined feasible, and has further adopted a law to ban gas car sales by 2035. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our business, and could adversely affect our operations by limiting opportunities.
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
We depend heavily on the services of our senior management, including our Chief Executive Officer and Chairman, Benjamin P. Cowart and our Chief Operating Officer, James Rhame.
Our success depends heavily upon the personal efforts and abilities of our senior management, including Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 12, 2025, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement and our Chief Operating Officer, James Rhame, who is employed by us pursuant to an employment contract which continues until the earlier of (a) April 30, 2024, or (b) completion of the phase 2 renewable diesel project at the Company's Mobile, Alabama refinery. The loss of Mr. Cowart, Mr. Rhame or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart or Mr. Rhame may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.
Unanticipated problems or delays in building our facilities to the proper specifications may harm our business and viability.
Our future growth will depend on our ability to timely and economically complete and operate our re-refining facilities and operate our existing refining operations and facilities, and complete planned acquisitions and capital projects. If our operations are disrupted or our economic integrity is threatened for unexpected reasons, our business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of our planned facilities may require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of our planned services may adversely affect our business. Construction costs for our future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, any of which could prevent us from beginning or completing construction or capital projects, or commencing operations at future re-refining facilities or other facilities, including the Mobile Refinery.
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

Disruptions to infrastructure at our and our partner’s facilities could materially and adversely affect our business.
Our business depends on the continuing availability of road, railroad, port, storage and distribution infrastructure and our re-refining facilities. Any disruptions in this infrastructure network or such facilities, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely on third parties to maintain the rail lines from our plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition. For example, previous damage to our terminal facility located at Cedar Marine Terminal in Baytown, Texas as a result of Hurricane Ike in 2008 (which caused the terminal to temporarily be out of operation) resulted in increased costs associated with the shipping of feedstock through third-party contractors, thereby raising the overall cost of the feedstock and lowering our margins. Additionally, on October 7, 2020, we had a fire at our Marrero refinery which took the facility offline for repairs for about two weeks. The refinery suffered some minor structural damage along with piping, valves and instrumentation in the immediate area of the fire, the largest impact was the damage to the electrical conduit that feeds the power to the refinery equipment. On October 26, 2020, the facility was back up and running. Additionally, during August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The Company recorded $2.1 million of loss on assets impairment on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount was related to our Black Oil segment. Additional hurricanes, storms, floods, fires or natural disasters in the future could cause similar damage to our infrastructure, prevent us from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause our margins and therefore our results of operations to be adversely affected.
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
Only a relatively small number of entities operate in our industry including competitors, feedstock suppliers, refining and re-refining operators, purchasers of our products and transportation companies. If issues arise with our products or third parties (including entities which operate in our industry) allege issues with our products, even if no issues with such products exist, such negative publicity may force us to change service providers, undertake certain transportation activities ourselves, at higher costs than third parties would charge, or cause certain of our buyers, sellers or service providers to cease working with us. The result of such actions may result in our expenses increasing, a decrease in our ability to purchase feedstock, or our ability to sell or transport our resulting products, which could cause our revenues to decrease and/or expenses to increase, which could cause a material adverse effect on our results of operations.
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
Although our Chief Executive Officer, Benjamin P. Cowart, our Chief Financial Officer, Chris Carlson, our Chief Strategy Officer, Alvaro Ruiz and our Chief Operating Officer, James Rhame, are generally prohibited from competing with us while they are employed with us and for twelve months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), including Mr. Rhame’s agreement, which does not provide for a non-compete period unless the parties negotiate a new agreement before the expiration of his current agreement), none of such individuals will be prohibited from competing with us after such twelve-month period (or such shorter period as set forth in the employment agreement) ends. Additionally, the Federal Trade Commission recently proposed a new rule that, if it becomes effective, would ban employers from imposing non-competes on their workers, which if effective could prohibit the Company from enforcing, or invalidate, the non-competes in our executive’s and in certain other employee’s, employment agreements. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.
Certain of our material agreements have been negotiated and drafted by a legal firm of which our former director and current General Counsel and Secretary is a partner, which could create conflicts of interest and/or limit our ability to seek damages for legal claims.
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors and the current General Counsel and Secretary of the Company, serves as a partner. During the years ended December 31, 2022, 2021 and 2020, we paid $607 thousand, $742 thousand, and $63 thousand respectively, to such law firm for services rendered, which included the review and the drafting of documentation in connection with the Mobile Refinery purchase agreement. The engagement of the related party law firm may cause actual or perceived conflicts of interest, and/or may limit our ability to seek damages for legal claims against such law firm. Additionally, because Mr. Gregory is due indemnification rights from the Company pursuant to our governing documents and an indemnification agreement entered into between Mr. Gregory and the Company, the Company may under certain circumstances be required to indemnify Mr. Gregory against claims relating to legal services provided by his affiliated entity.
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
We use derivative instruments to hedge the impact of fluctuations in oil and other prices on our results of operations and cash flows and are also required to use such hedges pursuant to the terms of the Loan and Security Agreement. We have in the past, and to the extent that we engage in hedging activities to protect ourselves against commodity price declines in the future, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts and/or may result in us paying more for oil feedstocks then we receive upon the sale of finished products as we hedge finished product sales and not feedstock purchases. For the years ended December 31, 2022, 2021 and 2020, we recognized an $88.0 million loss, $2.3 million loss and $3.5 million gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues. Our hedging activities have in the past and may in the future expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. Our hedges have in the past and may in the future result in significant losses and reduce the amount of revenue we would otherwise obtain upon the sale of finished products and may also increase our margins and decrease our net revenues.
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
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
•denial or delay in obtaining regulatory approvals and/or permits;
•changes in government regulations, including environmental and safety regulations;
•unplanned increases in the cost of equipment, materials or labor;
•disruptions in transportation of equipment and materials;
•severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and/or
•nonperformance or declarations of force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.
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
We may dispose of portions of our current business or assets (similar to our recently disposed of Heartland Assets and Operations), based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay indebtedness. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. In addition, any such divestitures may not yield the targeted improvements in our business. Any of the foregoing could adversely affect our financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.
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
We operate a fleet of transportation, collection and aggregation trucks to collect and transport re-refined oil products, among other things. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including, among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries (OPEC) and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. We have also experienced increases in the cost of fuel over the last several years. Although in the past, we have been able to pass-through some of these costs to our customers, we may not be able to continue to do so in the future. A significant increase in our fuel or other transportation costs could lower our operating margins and negatively impact our profitability.
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
On February 14, 2022, Vertex Refining entered into a Master Offtake Agreement dated February 4, 2022 with Idemitsu Apollo Renewable Corp. (“Idemitsu”). Pursuant to the Offtake Agreement, Vertex Refining agreed to sell Idemitsu renewable diesel which is planned to be produced by the Mobile Refinery following the Conversion. The obligations of the parties under the Offtake Agreement are subject to certain conditions precedent, including (a) the parties having entered into a mutually acceptable storage agreement for the storage of renewable diesel on or before the commencement of commercial operations of the refinery following the completion of the Conversion (the “COD”); (b) Idemitsu having delivered to Vertex Refining the Guaranty (discussed below) on or before COD; (c) absence of certain actions or proceedings to set aside, enjoin or prevent the performance by either party of its respective obligations under the agreement; (d) no project assets, related facilities or products having been affected adversely or threatened to be affected adversely by any material loss or damage, subject to certain exceptions; (e) the mutual representations and warranties of each party being true and correct; and (f) COD having occurred within eighteen months of the Company’s acquisition of the Mobile Refinery, which acquisition was completed effective April 1, 2022.
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
Our financial results are affected by changing commodity prices and margins for refined petroleum and other finished products.
Our financial results are largely affected by the relationship, or margin, between the prices at which we sell refined petroleum and other finished products and the prices for crude oil and other feedstocks used in manufacturing these products. Historically, margins have been volatile, and we expect they will continue to be volatile in the future.
The costs of feedstocks and the prices at which we can ultimately sell our products depend on numerous factors beyond our control, including regional and global supply and demand, which are subject to, among other things, production levels, levels of refined petroleum product inventories, productivity and growth of economies, and governmental regulation. We do not produce crude oil and must purchase all of the crude oil we process. The prices for crude oil and refined petroleum products can fluctuate based on global, regional and local market conditions, as well as by type and class of products, which can reduce margins and have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. Also, crude oil supply contracts generally have market-based pricing provisions. Changes in prices that occur between the time we purchase feedstocks or products and when we sell the refined petroleum products could have a significant effect on our financial results.
The price of crude oil also influences prices for our other finished products and the feedstocks used to manufacture the products. We use a significant amount of feedstocks that are derivatively produced in the refining of crude oil, and those feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices and the supply and availability of the feedstocks.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2022, the net operating loss carry-forwards are approximately $81.7 million, after consideration of the results from a 382 study which was completed during 2021. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the years ended December 31, 2022, 2021 and 2020. However, in the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower net realizable value for the products being held for sale, we may be required to take significant impairment charges, which could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures”, as of December 31, 2022, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and determined that such internal control over financial reporting was not effective as a result of such assessment, and such internal control over financial reporting has not been deemed effective since approximately September 30, 2018.
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

As of December 31, 2022, the material weakness in our internal control over financial reporting related to the fact that the Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain controls to ensure appropriate segregation of duties, adequately restricted user access to certain financial applications and data to appropriate Company personnel, and monitoring of IT control activities. These IT deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, the Company did not maintain controls over the documentation relating to the accounting for revenue transactions, specifically procedures over the existence, completeness, and accuracy of data used to support accounts related to revenue and accounts receivable.
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
In the future, we may seek to grow our business by investing in new or existing facilities or technologies, making acquisitions (similar to our Mobile Refinery acquisition) or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:
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
Because we have acquired, and expect generally to acquire in the future, all the outstanding shares of certain of our acquisition targets, our investment in those companies is or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.
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
Continuing political and social concerns about the issues of climate change may result in changes to our business and significant expenditures, including litigation-related expenses.
Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, shareholder activism has recently been increasing in our industry, and shareholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. Additionally, cities, counties, and other governmental entities in several states in the U.S. have in the past filed lawsuits against energy companies. The lawsuits seek damages allegedly associated with climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. We believe these lawsuits are an inappropriate vehicle to address the challenges associated with climate change and expect them to be vigorously defended against. However, the ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending similar lawsuits in the future. Additionally, any of these risks could result in unexpected costs, negative sentiments about our company, disruptions in our operations, increases to our operating expenses and reduced demand for our products, which in turn could have an adverse effect on our business, financial condition and results of operations.
We are subject to numerous environmental and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, or agree that we violated such laws and regulations, our business could be materially and adversely affected.
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

•require us prepare and maintain certain plans and guidelines; and
•require financial assurance that funds will be available for the closure and post-closure care of sites where hazardous wastes are stored, processed or disposed.
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
We may also be subject to claims from time to time that we have violated certain environmental laws and regulations. For example, during 2022, we entered into a Consent Agreement with the U.S. Environmental Protection Agency (EPA) to settle allegations that we failed to develop and implement a Spill Prevention Control & Countermeasure (SPCC) plan and/or a Facility Response Plan (FRP) for the Cedar Marine Terminal in violation of the Clean Water Act. Pursuant to the Consent Agreement, we agreed to pay $18,600 to the EPA as a penalty in connection therewith and to enter into a Final Order with the EPA. Environmental laws and regulations are subject to change and may become increasingly stringent or relaxed. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require us to modify or curtail our operations or replace or upgrade our facilities or equipment at substantial costs which we may not be able to pass on to our customers. On the other hand, if new laws and regulations are less stringent, then our customers or competitors may be able to compete with us more effectively, without reliance on our services, which could decrease the need for our services and/or increase competition which could adversely affect our revenues and profitability, if any. Our failure to comply with existing laws and regulations could result in penalties, fines, or injunctions, any of which could have a material adverse effect on our reputation, results of operations, or cash flows, and could further subject us to additional claims or litigation which may be material.
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

In addition, mandatory fuel standards have been adopted in many jurisdictions which can be costly to implement and maintain compliance. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure feedstocks, reduce our margins, increase our operational expenses, increase fuel prices, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products or we are unable to adequately source compliant fuels, our business and result of operations would be adversely affected. Furthermore, future regulations may decrease demand for our products or force us to change the mix of products we offer.
Environmental risks and regulations may adversely affect our business.
All phases of designing, constructing, undertaking capital projects at, and operating our refining and re-refining plants present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with our operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach could result in the imposition of fines and penalties, some of which could be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge.
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
The operation of our refineries, facilities, terminals, and related equipment and vehicles subject us to the risk of incurring significant environmental remediation costs and liabilities due to our handling of petroleum hydrocarbons and other products, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes or hazardous substances or wastes that may have been released on, under or from the properties owned or operated by us.
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
The health, safety, security and environment (HSSE) risks to which we and the communities in which we work are potentially exposed cover a wide spectrum, given the wide geographical area and diversity of our operations. These risks include the effects of natural disasters (including weather events), earthquakes, social unrest, pandemic diseases, criminal actions by external parties, and safety lapses. If a major risk materializes, such as an explosion or hydrocarbon leak or spill, this could result in injuries, loss of life, environmental harm, disruption of business activities, loss or suspension of permits, or loss of our licenses to operate. Accordingly, this could have a material adverse effect on our earnings, cash flows and financial condition. Our operations are subject to extensive HSSE regulatory requirements that often change and are likely to become more stringent over time. We could incur significant extra costs in the future because of the need to comply with such requirements. We could also incur significant extra costs due to violations of or liabilities under laws and regulations that involve elements such as fines, penalties, clean-up costs and third-party claims. If HSSE risks materialize, they could have a material adverse effect on our earnings, cash flows and financial condition.
The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations.
Pursuant to the Energy Policy Act of 2005, Congress established a Renewable Fuel Standard (“RFS”) program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. A Renewable Identification Number (“RIN”) is assigned to each gallon of renewable fuel produced in, or imported into, the United States. We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. As a producer of transportation fuels from crude oil, our Refining and Marketing segment is required to blend biofuels into the products it produces or purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. The Refining and Market Segment is exposed to market risk related to volatility in the price of RINs needed to comply with the RFS that are not otherwise generated through blending of renewable fuels in our refining and marketing operations. To mitigate the impact of this risk on the Refining and Market Segment’s results of operations and cash flows, the Refining and Market Segment blends ethanol and biodiesel to the extent possible.
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. To the degree we are unable to blend the required amount of biofuels to satisfy our renewable volume obligation (RVO) (the volume of renewable fuels we are obligated to sell, based on a percentage of our total fuel sales), we must purchase RINs on the open market, which is based on a percentage of domestic shipments of on-road fuels as established by the EPA.
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
We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations.
Our business is subject to numerous laws and regulations relating to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:
•The discharge of pollutants into the environment.
•Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide and mercury emissions, and GHG emissions, as they are, or may become, regulated.
•The quantity of renewable fuels that must be blended into motor fuels.
•The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes.
•The dismantlement and abandonment of our facilities and restoration of our properties at the end of their useful lives.

To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our business, financial condition, results of operations and cash flows in future periods could be materially adversely affected.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products.
There are a significant number of scientific studies showing that emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, are linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs affect our business in many ways, including negatively impacting the costs of our operations, transportation costs, feedstock costs and demand for our products (due to changes in both costs and weather patterns).
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
Our facilities, including the Mobile Refinery, and the facilities of our clients and third-party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. In addition, new services or products offered by us could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.
Risks Related to Our Securities
We currently have a volatile market for our common stock, and the market for our common stock is and may remain volatile in the future.
We currently have a volatile market for our common stock, which market is anticipated to remain volatile in the future, and will likely be subject to wide fluctuations. These fluctuations are expected to be in response to several factors, including, but not limited to:
•actual or anticipated variations in our results of operations;
•plans for acquisitions, timing of planned projects and availability of funding;
•our ability or inability to generate revenues;
•the number of shares in our public float;
•increased competition; and
•conditions and trends in the market for oil refining and re-refining services, transportation services and oil feedstock.
Our common stock is currently listed on The NASDAQ Capital Market. The trading range of our common stock over the past approximately 365 days prior to the filing date of this Report has fluctuated between $5.42 per share on December 20, 2022, and $18.10 per share on June 7, 2022. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.
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
As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 5.1 million shares of common stock at a weighted average exercise price of $1.95 per share; (ii) outstanding warrants to purchase 2.6 million shares of common stock at an exercise price of $4.50 per share and 0.2 million shares of common stock at an exercise price of $9.25 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 22.2 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which are subject to customary and other adjustments described in the Indenture governing the Convertible Senior Notes. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.
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
Risks Related to the Convertible Senior Notes
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future planned indebtedness, including the Convertible Senior Notes and Term Note, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We owe a significant amount of money under the Convertible Senior Notes which could adversely affect our financial flexibility and our competitive position and our failure to comply with the terms of the Indenture could result in the Convertible Senior Notes being declared in default.
We have a significant amount of outstanding indebtedness. As of the date of this filing, we owed approximately $98.2 million under the Convertible Senior Notes. Despite our current debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.
The indenture governing our Convertible Senior Notes imposes certain restrictions on us and requires us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
We may need to raise additional funding in the future to repay or refinance the Convertible Senior Notes and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.
We may not have enough available funds or the ability to raise the funds necessary to repurchase the Convertible Senior Notes for cash upon a fundamental change or to settle conversions of the Convertible Senior Notes in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Senior Notes.
Holders of the Convertible Senior Notes will have the right to require us to repurchase all or a portion of their Convertible Senior Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the accreted principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
Additionally, we will be required to repay the Convertible Senior Notes in cash at their maturity unless earlier repurchased, redeemed or converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or Convertible Senior Notes are being redeemed or converted. In addition, our ability to repurchase the Convertible Senior Notes or to pay cash upon redemptions of the Convertible Senior Notes may be limited by agreements we enter into governing our future indebtedness, which may limit our ability to repurchase the Convertible Senior Notes or to pay cash upon redemptions or conversions of the Convertible Senior Notes. Finally, our ability to repurchase the Convertible Senior Notes or to pay cash upon redemptions or conversions of the Convertible Senior Notes may be limited by law or by regulatory authority. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the indenture or to pay any cash payable upon redemption or on future conversions of the Convertible Senior Notes, as required by the indenture, would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Convertible Senior Notes could constitute an event of default under any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.

We may not have sufficient funds available to pay amounts owed on the Convertible Senior Notes, and such funding may not be available on favorable terms, if at all. Our failure to pay the amounts due under the Convertible Senior Notes, when due, would constitute a default under the Convertible Senior Notes and may force us to sell certain assets, curtail our business plan, or seek bankruptcy protection.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and liquidity.
In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of Convertible Senior Notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option.
Specifically, the Convertible Senior Notes bear interest at a rate of 6.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Convertible Senior Notes are convertible into common stock at an initial conversion rate of 169.9235 shares of common stock, per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.89 per share). Prior to July 1, 2027, the Convertible Senior Notes will be convertible at the option of the holders of the Convertible Senior Notes only upon the satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes were convertible for a limited number of days in May 2021, due to certain triggering events described in the Indenture and may be convertible pursuant to their terms prior to July 1, 2027 again in the future. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company will also be required to increase the conversion rate for holders who convert their Convertible Senior Notes in connection with a fundamental change and certain other corporate events or convert their Convertible Senior Notes called for optional redemption (or deemed called for optional redemption) following delivery by the Company of a notice of redemption, in either case, in certain circumstances.
If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Further, even if holders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Additionally, the issuance of common stock upon conversion of the Convertible Senior Notes will result in immediate and substantial dilution to the interests of other stockholders. In addition, the common stock issuable upon conversion of the Convertible Senior Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. The Convertible Senior Notes may in the future be convertible into shares of our common stock at a discount to market, which would provide the holders with the ability to sell their common stock at or below market and still make a profit. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.
The accounting method for reflecting the Convertible Senior Notes on our balance sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board (“FASB”) published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to Convertible Senior Notes. ASU 2020-06 was effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Convertible Senior Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported income.
In addition, we expect that the shares underlying the Convertible Senior Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the Convertible Senior Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Convertible Senior Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Senior Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Senior Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Senior Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
The conversion rate for Convertible Senior Notes converted in connection with a make-whole fundamental change or a notice of redemption for an optional redemption may be increased.
If a make-whole fundamental change occurs prior to the maturity date of the Convertible Senior Notes or upon the issuance of a notice of redemption for an optional redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Senior Notes in connection with such make-whole fundamental change or elects to convert its Convertible Senior Notes called (or deemed called) for optional redemption during the related redemption period, by a number of additional shares of our common stock. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective or the date of the notice and the price paid (or deemed to be paid) per share of our common stock in such transaction or the date of the redemption notice. Provided however, in no event will the conversion rate per $1,000 principal amount of Convertible Senior Notes as a result of this adjustment exceed 233.6449 shares of common stock.
Our obligation to increase the conversion rate for Convertible Senior Notes converted in connection with a make-whole fundamental change or Convertible Senior Notes called for optional redemption that are converted during the related redemption period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The fundamental change repurchase feature of the Convertible Senior Notes could delay or prevent an otherwise beneficial attempt to take over our company, or discourage a potential acquirer of us.
The Convertible Senior Notes include certain repurchase rights of the holders which are triggered upon a fundamental change as discussed herein. A takeover of our company would trigger an option of the holders of the Convertible Senior Notes to require us to repurchase the Convertible Senior Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to stockholders or discouraging a potential acquirer of us.
Risks Relating to Our Listing on The Nasdaq Capital Market
Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.
Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity; $35 million in market value of listed securities; or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not maintain $35 million in market value of listed securities, and we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable Nasdaq continued listing requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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
Risks Related To our Governing Documents and Nevada Law
Our Articles of Incorporation and Bylaws provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers or directors.
Our Articles of Incorporation and Bylaws provide that we shall indemnify our directors and officers to the fullest extent not prohibited by the Nevada Revised Statutes; and, provided further, that we are not required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (a) such person conducted himself/herself in good faith, (b) such person reasonably believed, in the case of conduct in his/her official capacity, that his/her conduct was in the Company’s best interests and, in all other cases, that his/her conduct was at least not opposed to the Company’s best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his/her conduct was unlawful and unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors, (iii) such indemnification is provided by the Company, in its sole discretion, pursuant to the powers vested in the Company under the Nevada Revised Statutes, or (iv) such indemnification is required to be made pursuant to the terms of the Bylaws. We also have power to indemnify our employees and other agents as set forth in the Nevada Revised Statutes. Our Bylaws also provide that we are required to advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, any appeal in such an action, suit or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding, by reason of the fact that he/she is or was a director or officer, of the corporation, or is or was serving at the request of the Company as a director or executive officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefor, all reasonable expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the Bylaws or otherwise.
We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.
Our Articles of Incorporation contain a specific provision that limits the liability of our directors and officers for monetary damages to the Company and the Company’s shareholders to the fullest extent permitted by Nevada law and we are required, under certain circumstances, to indemnify officers, directors and employees.
The limitation of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.
Our Articles of Incorporation contain a specific provision that limits the liability of our directors and officers to the fullest extent permitted by the Nevada Revised Statutes. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors, as well as pursuant to certain indemnification agreements. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.
Anti-takeover provisions in our Articles of Incorporation, as amended and our Bylaws, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Our Articles of Incorporation, as amended and Bylaws and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our shareholders to replace or remove our management. Our corporate governance documents include the following provisions:
•the removal of directors only with the approval of shareholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;
•requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our Board of Directors;
•subject to the rights of the holders of any outstanding series of preferred stock and unless otherwise required by law or resolution of our board of directors, vacancies on the board of directors arising through death, resignation, retirement, disqualification or removal, an increase in the number of directors or otherwise may be filled by a majority of the directors then in office, though less than a quorum;
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
•limiting the liability of, and providing indemnification to, our directors and officers.
Any provision of our Articles of Incorporation, as amended or Bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
Our authorized preferred stock can be designated by the Board of Directors without shareholder approval.
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
General Risk Factors
There may be future sales and issuances of our common stock, which could adversely affect the market price of our common stock and dilute stockholders’ ownership of common stock.
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
Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors, and applicable consultants. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.
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
From time to time, the Company utilizes derivative instruments to manage its exposure to fluctuations in the underlying commodity prices of its inventory. The Company's management sets and implements hedging policies, including volumes, types of instruments and counterparties, to support oil prices at targeted levels and manage its exposure to fluctuating prices. The Company’s derivative instruments consist of swap and futures arrangements for oil. In a commodity swap agreement, if the agreed-upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For futures arrangements, the Company receives the difference positive or negative between an agreed-upon strike price and the market price.
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
We may provide, from time-to-time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of acquisitions, revenue projections and project completions. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance varies from actual results due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.
Transactions relating to our Convertible Senior Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Senior Notes issued would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes by their holders, and we may be required to deliver a significant number of shares. Any sales in the public market of the common stock issuable upon such conversion could adversely affect their prevailing market prices. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or the anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.
Anti-takeover provisions contained in our governing documents, applicable laws and our Convertible Senior Notes could impair a takeover attempt.
Our Articles of Incorporation and Bylaws afford certain rights and powers to our board of directors that may facilitate the delay or prevention of an acquisition that it deems undesirable. We are also subject to Sections 78.378 to 78.3793 of the Nevada Revised Statutes, which seeks to impede “unfriendly” corporate takeovers by providing that an “acquiring person” shall only obtain voting rights in the “control shares” purchased by such person to the extent approved by the other stockholders at a meeting, subject to certain exceptions, including requiring that an applicable issuer have 200 or more stockholders of record, at least 100 of whom have had addresses in Nevada at all times during the 90 days immediately preceding such date, which we believe do not currently apply to us. In addition, the terms of our Convertible Senior Notes may require us to repurchase such notes in the event of a fundamental change, including a takeover of our company. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
We may be adversely affected by climate change or by legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.
We might be adversely impacted by changes in accounting standards.
Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s headquarters are located in Houston, Texas. As of the date of this Report, the Company owned or leased facilities and land for corporate functions and for oil collection, oil and other feedstock storage, re-refining and refining, transportation and storage at various locations throughout the U.S. Additional information regarding such facilities is included in Item 1. “Business”, above and in the notes to the financial statements included under , “Part II” - “Item 8. Financial Statements and Supplementary Data”. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

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
HOLDERS
As of March 1, 2023, there were approximately 296 holders of record of our common stock, not including holders who hold their shares in street name.
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
Preferred Stock

The total number of “blank check” authorized shares of our preferred stock is 50,000,000 shares, $0.001 par value per share. We have no designated shares of preferred stock.
Outstanding Options; Warrants and Senior Convertible Notes
As of the date of this Report, we have outstanding (i) options to purchase a total of 3.6 million shares of our common stock with a weighted average exercise price of $2.46 per share; (2) outstanding warrants to purchase 2.6 million shares of common stock at an exercise price of $4.50 per share and 0.2 million shares of common stock at an exercise price of $9.25 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 22.2 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which are subject to customary and other adjustments described in the Indenture governing the Convertible Senior Notes.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period from October 1, 2022 to the filing date of this Report.
Use of Proceeds From Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
This performance graph shall not be deemed "soliciting materials" or to be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph compares the cumulative 5-year total return to stockholders on our common stock, relative to the cumulative total returns of NASDAQ Composite Index and a custom peer group. We selected a custom peer group that we believe closely aligns with the breadth and size of our business. This peer group is comprised of Heritage-Crystal Clean, Calumet Specialty Products Partners L.P., Par Pacific Holdings, Inc., Aemetis, Inc., Clean Energy Fuels, Corp. and Clean Harbors, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each NASDAQ Composite Index and member the custom peer group, at the market close on the last trading day for the fiscal year ended December 31, 2017 and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Information,” and the audited financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2022, 2021 and 2020 items and year-to-year comparisons between 2022, 2021 and 2020.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying audited consolidated financial statements and notes thereto on the basis of management’s assessment to assist readers in understanding our results of operations, financial condition, and cash flows. As such, it should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Information,” and the audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.
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
In this Annual Report on Form 10-K, we may rely on and refer to information regarding the refining, re-refining, used oil and oil and gas industries in general from market research reports, analyst reports and other publicly available information, none of which we have commissioned. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.
The majority of the numbers presented in this Report are rounded numbers and should be considered as approximate.
Overview and Business Activities
We are an energy transition company specializing in refining and marketing high-value conventional and lower-carbon alternative transportation fuels. We are engaged in operations across the petroleum value chain, including refining, collection, aggregation, transportation, storage and sales of aggregated feedstock and refined products to end-users. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest, and Mid-Atlantic regions of the United States. For the year ending December 31, 2022, we aggregated approximately 86.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.1 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
Mobile Refinery acquisition. Effective April 1, 2022, we completed the acquisition of the Mobile Refinery, a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
The Company paid a total of $75.0 million in consideration for the acquisition of the Mobile Refinery. In addition, we paid $16.4 million for previously agreed upon capital expenditures, miscellaneous prepaids and reimbursable items and an $8.7 million technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after the acquisition. The Company also purchased certain crude oil and finished products inventories for $130.2 million owned by Shell at the Mobile Refinery.
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
Additionally, as a result of the Mobile Refinery purchase, we entered into several agreements with Macquarie Energy North America Trading Inc (“Macquarie”). Under these agreements (together, the “Inventory Financing Agreement”), Macquarie agrees to finance the Mobile Refinery’s crude supply and inventories, and we agreed to provide storage and terminalling services to Macquarie. At the time of the acquisition, Macquarie agreed to finance $124.3 million of the $130.2 million of opening inventories. See Note 3 “Mobile Refinery Acquisition” of our Condensed Notes to Consolidated Financial Statements.
Myrtle Grove Facility Purchase. On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex. See Note 23 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements.
Heartland Re-refining Complex. On May 26, 2022, the Company, through Vertex Splitter acquired the 65% noncontrolling interest of HPRM LLC, a Delaware limited liability company (“Heartland SPV”) held by Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”) from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $43.5 million, which was based on the value of the Class B Unit preference of Heartland SPV held by Tensile-Heartland, plus capital invested by Tensile-Heartland in Heartland SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of Heartland SPV, which in turn owns the Company’s Columbus, Ohio, re-refining complex. See Note 23 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements.
We operate two business segments: the Refining and Marketing segment and the Black Oil and Recovery segment. For further description of the business and products of our segments, see “Results of Operations”, below.
Strategy and Plan of Operations
The principal elements of our strategy include:
Completion of Renewable Diesel Conversion Project. The renewable diesel conversion project is designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. To date, we have technology, engineering and construction partners and construction of foundations and fabrication of piping has commenced. Initial renewable production volumes are expected to come on-stream in the second quarter of 2023. The Company expects the total project cost to be in the range of $110 to $115 million, funded entirely through existing cash on-hand and cash flow from operations. As of December 31, 2022, the Company had incurred $74.5 million in capital expenditures for this project.

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
Refining margins have experienced significant increases during 2022 in each of the benchmark commodities we track compared to the same period in 2021. The ongoing conflict between Russia and Ukraine, which began in the first quarter of 2022, and the economic sanctions imposed on Russia have decreased the global supply of crude oil affecting global prices. This conflict coupled with disruptions in supply chain that began with the COVID-19 pandemic in 2020, have resulted in increased inflation and higher market prices in crude oil and refined products. During the twelve months ended December 31, 2022, the Consumer Price Energy Index in the United States increased 7.3% impacting our gross margins. The Consumer Price All Items Index increased 6.5% for the same period impacting our operating expenses and slowing economic growth.
The following table sets forth the high and low spot prices during the twelve months ended December 31, 2022, for our key benchmarks.

2022
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$56.47	June 22	$25.50	August 8
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$4.36	March 8	$2.15	January 3
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$4.35	June 3	$2.05	December 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$112.93	March 8	$51.52	December 7
NYMEX Crude Oil (dollars per barrel)	$123.70	March 8	$71.02	December 9
Reported in Platt's US Marketscan (Gulf Coast)
(1) Period reported from April 1 through December 31. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.

The following table sets forth the high and low spot prices during the twelve months ended December 31, 2021 for our key benchmarks.

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
Reported in Platt's US Marketscan (Gulf Coast)
The following table sets forth the high and low spot prices during the twelve months ended December 31, 2020 for our key benchmarks.

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
Reported in Platt's US Marketscan (Gulf Coast)
The following charts sets forth the monthly price index for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel at our Mobile Refinery during the twelve months ended December 31, 2022.

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
Our results of operations for the twelve months ended December 31, 2022, were significantly impacted by the acquisition of the Mobile Refinery on April 1, 2022. There are no comparable amounts presented for the same periods in 2021. See the summary of the Mobile Refinery operating results under Results of Operations – Refining and Marketing, below.
Results of Operations
The following discussion includes comments and analysis relating to our results of operations. This discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and is intended to provide investors with a reasonable basis for assessing our historical operations, however, it should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations
Set forth below are our consolidated results of operations for the fiscal years ended December 31, 2022, 2021 and 2020, with December 31, 2022 and 2021 compared to the respective prior fiscal year ended December 31, (in thousands):

	Year Ended December 31,			2022 over 2021	2021 over 2020
	2022	2021	2020	$ Change	$ Change
Revenues	$2,791,715	$207,760	$103,810	$2,583,955	$103,950
Cost of revenues (exclusive of depreciation and amortization)	2,598,276	178,786	91,630	2,419,490	87,156
Depreciation and amortization attributable to costs of revenues	13,429	4,043	3,667	9,386	376
Gross profit	180,010	24,931	8,513	155,079	16,418
Selling, general and administrative expenses	127,782	30,606	20,376	97,176	10,230
Loss on assets impairment	—	2,124	—	(2,124)	2,124
Depreciation and amortization attributable to operating expenses	3,673	1,681	1,645	1,992	36
Total operating expenses	131,455	34,411	22,021	97,044	12,390
Income (loss) from operations	48,555	(9,480)	(13,508)	58,035	4,028
Other income (expense)
Other income (expenses)	(306)	4,158	(125)	(4,464)	4,283
Gain (loss) on change in value of derivative warrant liability	7,821	(15,685)	1,639	23,506	(17,324)
Interest expense	(79,911)	(3,832)	(980)	(76,079)	(2,852)
Total other income (expense)	(72,396)	(15,359)	534	(57,037)	(15,893)
Gain (loss) before income tax	(23,841)	(24,839)	(12,974)	998	(11,865)
Income tax benefit	7,171	—	—	7,171	—
Income (loss) from continuing operations	(16,670)	(24,839)	(12,974)	8,169	(11,865)
Income from discontinued operations, net of tax	18,667	17,178	1,578	1,489	15,600
Net income (loss)	$1,997	$(7,661)	$(11,396)	$9,658	$3,735
Year ended December 31, 2022, Compared to Prior Year ended December 31 Discussion
Total revenues increased $2,584 million for the year ended December 31, 2022 compared to the same period in 2021, due primarily to the Mobile Refinery acquisition. The Mobile Refinery generated $2,465.4 million in revenue driven by higher commodity prices and increased volumes across our facility, during the 2022 year, compared to the prior year.
For the year ended December 31, 2022, total cost of revenues (exclusive of depreciation and amortization) increased $2,419.5 million, compared to the same period in 2021. The main reason for the increase was due to the Mobile Refinery business which was acquired on April 1, 2022, in addition to higher commodity prices, which impacted our feedstock pricing, and increases in volumes throughout the business.

For the year ended December 31, 2022, total depreciation and amortization expense attributable to cost of revenues was approximately $13.4 million, compared to $4.0 million for the 2021 year, an increase of $9.4 million, mainly due to assets acquired with the Mobile Refinery purchase.

We had gross profit as a percentage of revenue of 6.4% for the year ended December 31, 2022, compared to gross profit as a percentage of revenues of 12.0% for the year of 2021. The decrease was mainly due to our change in business focus after we acquired the Mobile Refinery on April 1, 2022.
We had operating expenses (excluding depreciation and amortization) of approximately $127.8 million for the year ended on December 31, 2022, and $30.6 million for the 2021 year, respectively. The increase of $97.2 million from 2021 to 2022 is primarily due to $77.1 million of operating expenses relating to the Mobile Refinery, $13.6 million of Mobile Refinery acquisition costs and business expenses related to the transactions contemplated by the UMO Sale Agreement (which was terminated as of January 25, 2022) and the Refinery Purchase Agreement and related transactions.
We had a loss on assets impairment of $2.1 million for the year ended December 31, 2021, compared to no loss on assets impairment for the year ended December 31, 2022. The loss on assets impairment was in connection with Hurricane Ida in 2021.
We had income from operations of approximately $48.6 million for the year ended December 31, 2022, compared to a loss from operations of $9.5 million for the year ended December 31, 2021, an increase of $58.0 million in income from operations compared to the prior year, which was mostly due to the income from the Mobile Refinery acquisition, which generated $61.6 million of income.
We had interest expense of approximately $79.9 million for the year ended December 31, 2022, compared to interest expense of $3.8 million for the same period in 2021, an increase in interest expense of $76.1 million, which was due to a higher amount of debt outstanding and related deferred financing costs during the year ended on December 31, 2022, with no comparable amounts in 2021. The increase in our debt in 2022 was due to the Term Loan, which was entered into on April 1, 2022 ($125 million) and May 26, 2022 ($40 million), the Convertible Senior Notes, which were issued on November 1, 2021 and their related deferred loan costs.
We had an approximately $7.8 million gain on change in value of derivative liability for the year ended on December 31, 2022, in connection with certain warrants granted in April and May 2022, compared to a loss on change in the value of our derivative liability of $15.7 million in the prior year’s period, which related to warrants granted in June 2015 and May 2016 which expired during 2021. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase in the market price of our common stock during the current period, compared to the prior period), warrant exercises, and non-cash accounting adjustments in connection therewith. This resulted in a significant change in non-cash expense for the period, compared to the prior year’s period.
We had other income of $4.2 million for the year ended December 31, 2021. This was mainly due to the debt forgiveness of our $4.2 million Paycheck Protection Program loan (the “PPP loan”) during the second quarter of 2021.
We had deferred tax benefit of $7.2 million from continued operation for the year ended December 31, 2022, which was mainly due to the probable gain to be realized from the sale of the Heartland Assets and Operations on February 1, 2023.
We had loss from continuing operations of approximately $16.7 million for the year ended December 31, 2022, compared to loss from continuing operations of $24.8 million for the same period of 2021, a decrease in net loss from continuing operations of $8.2 million from the prior period mainly due to deferred tax benefit described above.
Year ended December 31, 2021, Compared to the Prior Year ended December 31 Discussion
Total revenues increased $104.0 million for the year ended December 31, 2021 compared to the same period in 2020, due primarily to the operations of Crystal Energy which was acquired in June 2020 and generated $78.2 million in revenue during 2021, higher commodity prices and increased volumes across our facilities, during the 2021 year, compared to the prior year.
For the year ended December 31, 2021, total cost of revenues (exclusive of depreciation and amortization) increased $87.2 million, compared to the same period in 2020. The main reason for the increase was that 2021 included a full year of the operations of Crystal Energy which was acquired in June 2020, in addition to a $2.3 million loss on commodity derivative contracts, which was a $3.5 million gain in 2020, higher commodity prices, which impacted our feedstock pricing, and increases in volumes throughout the business. We use commodity derivative contracts to protect our inventory value via a broker agent.
Total depreciation and amortization expense attributable to cost of revenues increased $0.4 million for the year ended December 31, 2021 compared to the same period in 2020, mainly due to additions of finance leases and fixed assets.
We had gross profit as a percentage of revenue of 12.0% for the year ended December 31, 2021, compared to gross profit as a percentage of revenues of 8.2% for the year ended December 31, 2020. The increase from 2020 to 2021 was mainly due to the higher commodity prices in 2021 compared to 2020.

We had operating expenses (excluding depreciation and amortization) of approximately $30.6 million and $20.4 million for the year ended on December 31, 2021 and 2020, respectively. The increase of $10.2 million from 2020 to 2021 is primarily due to $5.2 million of business development costs and increases in insurance and payroll costs, due to increased business.
We had a loss on assets impairment of $2.1 million for the year ended December 31, 2021, compared to no loss on assets impairment for the year ended December 31, 2020. The loss on assets impairment was in connection with Hurricane Ida in 2021.
Total other income decreased $4.0 million for the year ended December 31, 2021, compared to the same period in 2020, mainly due to increases in commodity prices.
We had a $15.7 million loss on change in value of derivative liability for the year ended December 31, 2021, of which $11.4 million of such loss was in connection with certain warrants granted in June 2015 and May 2016 in connection with the sale of Series B and B1 preferred stock and $4.6 million was in connection with conversion options of Convertible Notes that were issued in November 2021, compared to a gain on change in the value of our derivative liability of $1.6 million in 2020. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the significant increase and decrease in the market price of our common stock during the year 2021 and 2020, respectively), warrant exercises, and non-cash accounting adjustments in connection therewith.
We had interest expense of $3.8 million for the year ended December 31, 2021, compared interest expenses of $1.0 million for the same period in 2020. The increase of $2.8 million from 2020 to 2021, was mainly due to the interest on the Convertible Senior Notes that issued in November 2021, and their related deferred loan costs.
We had a loss from continuing operations of approximately $24.8 million for the year ended December 31, 2021, compared to a loss from continuing operations of $13.0 million for the same period of 2020, an increase of $11.8 million from the prior period, mainly due to the change in value of derivative liabilities as described above.
Operation Results for Continued Operations
On February 1, 2023, HPRM, which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement with GFL Environmental Services USA, Inc., whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex OH. Vertex Operating and GFL Environmental Inc., an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
Pursuant to the Sale Agreement, HPRM agreed to sell GFL all of its equity interests in Vertex OH, which owns the Heartland refinery located in Columbus, Ohio. The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH.
The transactions contemplated by the Sale Agreement closed on February 1, 2023.
The purchase price for the transaction was $90 million, subject to certain customary adjustments for net working capital, taxes and assumed liabilities. We also entered into a transition services agreement, restrictive covenant agreement and, through our subsidiary Vertex LA, a used motor oil supply agreement with GFL in connection with the sale.
The Sale Agreement included representations and warranties, confidentiality obligations, and covenants of the parties customary for a transaction of this nature and size. The Sale Agreement also provided for indemnification rights of the parties with respect to, among other things, breaches of representations, warranties or covenants by the parties; failures to perform covenants or agreements; transfer taxes; and pre (HPRM)-and-post (GFL) closing operations of the Heartland Refinery, subject to certain limitations, caps and minimum thresholds.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement. Refer to Note 24, "Discontinued Operations" in the Notes to Financial Statements for additional information.

The continued operations primarily include the Refining and Marketing Segment and Black Oil and Recovery Segment. The tables below represent the quarterly operation results for each quarter of the years ended December 31, 2022 and 2021 for the Company as a whole.

Consolidated Results of Operations for the Four Quarters Ended December 31, 2022 Compared to the Four Quarters Ended December 31, 2021

	Statements of Operations by Quarter
	Fiscal 2022				Fiscal 2021
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$878,280	$809,529	$1,029,369	$74,537	$60,230	$50,781	$49,530	$47,220
Cost of revenues (exclusive of depreciation and amortization shown separately below)	780,489	749,654	1,007,143	60,990	51,048	46,001	44,394	37,343
Depreciation and amortization attributable to costs of revenues	4,290	4,049	4,063	1,027	1,044	1,026	1,001	972
Gross profit	93,501	55,826	18,163	12,520	8,138	3,754	4,135	8,905
Operating expenses:
Selling, general and administrative expenses	37,743	37,142	40,748	12,149	9,026	8,075	7,222	6,283
Loss on Assets Impairment	—	—	—	—	2,124
Depreciation and amortization attributable to operating expenses	1,018	1,119	1,127	409	421	420	420	420
Total operating expenses	38,761	38,261	41,875	12,558	11,571	8,495	7,642	6,703
Income (loss) from operations	54,740	17,565	(23,712)	(38)	(3,433)	(4,741)	(3,507)	2,202

Other income (expense)
Other income (expenses)	(1,365)	416	171	472	(62)	(3)	4,222	1
Gain(loss) on sale of assets	—	—	—	—	—	—	—	—
Gain (loss) on change in value of derivative liability	33	12,312	(945)	(3,579)	(4,305)	11,907	(21,507)	(1,780)
Interest expense	(14,950)	(13,028)	(47,712)	(4,221)	(2,914)	(454)	(244)	(219)
Total other income (expense)	(16,282)	(300)	(48,486)	(7,328)	(7,281)	11,450	(17,529)	(1,998)

Income (loss) before income taxes	38,458	17,265	(72,198)	(7,366)	(10,714)	6,709	(21,036)	204
Income tax benefit	7,171	—	—	—	—	—	—	—
Income (loss) from continued operations	45,629	17,265	(72,198)	(7,366)	(10,714)	6,709	(21,036)	204
Income (loss) from discontinued operations, net of tax	(1,211)	4,905	8,416	6,557	5,398	3,937	5,080	2,762
Net income (loss)	44,418	22,170	(63,782)	(809)	(5,316)	10,646	(15,956)	2,966
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continued operation	(78)	(49)	137	(73)	(304)	(115)	243	383
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from discontinued operation	35	(15)	3,050	3,812	3,313	2,400	3,175	1,608
Net income (loss) attributable to Vertex Energy, Inc.	$44,461	$22,234	$(66,969)	$(4,548)	$(8,325)	$8,361	$(19,374)	$975
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
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the year ended December 31, 2022, the Mobile Refinery generated 88% of our total consolidated revenue. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Years Ended December 31,
	2022			2021	2020
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing	Legacy Refining and Marketing
Revenues	$2,465,385	$141,259	$2,606,644	$93,230	$35,805
Cost of revenues (exclusive of depreciation and amortization and variable production costs shown separately below)	2,254,207	138,469	2,392,676	89,570	35,207
Variable production costs attributable to costs of revenues	61,133	—	61,133	—	—
Depreciation and amortization attributable to costs of revenues	9,065	540	9,605	509	470
Gross profit (loss)	140,980	2,250	143,230	3,151	128
Operating expenses
Selling general and administrative expense	77,129	5,872	83,001	3,277	2,529
Depreciation and amortization attributable to operating expenses	2,208	385	2,593	434	387
Total operating expenses	79,337	6,257	85,594	3,711	2,916
Income (loss) from operations	61,643	(4,007)	57,636	(560)	(2,788)
Other income (expenses)			—	—	—
Other income	18	—	18	—	—
Interest expense	(10,414)	—	(10,414)	—	—
Net income (loss)	$51,247	$(4,007)	$47,240	$(560)	$(2,788)

Refining adjusted EBITDA *	$137,465	$(3,013)	$134,452	$383	$(1,931)
Key performance indicators:
Fuel gross margin *	$398,428	n/a	n/a	n/a	n/a
Adjusted gross margin*	$178,834	n/a	n/a	n/a	n/a
Fuel gross margin per bbl of throughput (1)*	$19.93	n/a	n/a	n/a	n/a
Adjusted gross margin per bbl of throughput (1)*	$8.95	n/a	n/a	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$37.94	n/a	n/a	n/a	n/a
Operating expenses per bbl of throughput (3)	$3.86	n/a	n/a	n/a	n/a
Variable production expenses per bbl of throughput (4)	$3.06	n/a	n/a	n/a	n/a
* See “Non-GAAP Financial Measures” below.
(1) Fuel gross margin per throughput barrel is calculated as fuel gross margin divided by total throughput barrels for the period presented. Adjusted gross margin per throughput barrel is calculated as adjusted gross margin divided by total throughput barrels for the periods presented.
(2) The crack spread USGC 2-1-1 is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our fuel gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. To calculate the crack spread we believe most closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline (U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced) and one barrel of USGC ULSD (U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur).

(3) Operating expenses per throughput barrel are calculated as operating expenses minus depreciation and amortization divided by total throughput barrels for the period presented.
(4) Variable production expenses per barrel of throughput are calculated by dividing variable production expenses included in cost of revenues by total throughput barrels for the period presented.

The following table shows average throughput and product yield per day (in barrels (bpd)) at the Mobile Refinery since we acquired it on April 1, 2022.

Nine Months Ended December 31, 2022
Refinery Feedstocks (bpd)
Crude oil	72,686
Total feedstocks	72,686

Refinery Yields (bpd)
Gasolines	18,049
Distillates	21,424
Jet fuel	11,307
Other (1)	21,575
Total average barrel yields per day	72,355

(1) Other includes intermediates and LPGs.
During the year ended December 31, 2022, our Refining and Marketing revenues were approximately $2,606.6 million, of which $2,465.4 million were from the Mobile Refinery operations. Cost of revenues (exclusive of depreciation and amortization and variable production costs) for the same period were $2,392.7 million, of which $2,254.2 million related to the processing costs of the Mobile Refinery. Variable production costs were $61.1 million for the year ended December 31, 2022 related to the Mobile Refinery. Depreciation and amortization attributable to cost of revenues was $9.6 million, mainly attributable to the Mobile Refinery. During the year ended December 31, 2021, our Refining and Marketing revenues for the same period were $93 million, cost of revenues (exclusive of depreciation and amortization) were $89.6 million, and depreciation and amortization attributable to cost of revenues were $0.5 million. For the year ended December 31, 2020, our Refining and Marketing revenues for the same period were $35.8 million, cost of revenues (exclusive of depreciation and amortization) were $35.2 million, and depreciation and amortization attributable to cost of revenues was $0.5 million.
Gross profit for the segment was $143.2 million, of which $141.0 million was related to the Mobile Refinery. Our legacy Refining and Marketing business experienced an increase in revenues of $48.0 million, with a decrease in gross profit of $0.9 million during the 2022 year compared to 2021, primarily due to the change of commodity prices. Our legacy Refining and Marketing business experienced an increase in revenues of $57.4 million, and an increase in gross profit of $3.0 million, during the year 2021 compared to 2020. The increase of revenue and gross profit is a result of having the operations of Crystal Energy for the whole year in 2021 (compared to only the portion of the year from June 2020 to December 31, 2020) and an increase in commodity prices, which was mainly due to the economy recovering, and increased demand, from the COVID-19 pandemic.
The Mobile Refinery had $77.1 million in selling, general and administrative expenses for the 2022 year, representing 92.9% of the total segment. The increase of $2.6 million for the 2022 year, over the same period in 2021 from the legacy Refining and Marketing business was primarily due to increased payroll and business expenses in addition to higher inflation during 2022, which increased personnel expenses, compared to the same period in 2021. The increase of $0.8 million for the 2021 year, compared to the same period of 2020, from the legacy Refining and Marketing business was primarily due to the increase of operating expenses associated with Crystal Energy, which was acquired in June 2020.
Overall volume for the legacy Refining and Marketing segment decreased 7% during the year ended December 31, 2022, as compared to 2021. Our fuel oil cutter volumes decreased 25% for the year ended December 31, 2022, compared to 2021. Our pygas volumes were down 11% for the year ended December 31, 2022, as compared to 2021. Our fuel oil cutter volumes increased 37% for the year ended December 31, 2021, compared to 2020. Our pygas volumes were down 1% for the year ended December 31, 2021, as compared to 2020. The volumes from our Crystal Energy business which we only had for half the year in 2020 and for the whole year in 2021 and 2022, were up 116% for the year ended December 31, 2021, compared to 2020. We experienced a slight decrease in some of our volumes being received from third party facilities in 2021, compared to 2020. Also during 2021, weather delays as a result of the hurricanes in the Gulf caused some delays in operations for short periods of time.
Refining and Marketing interest expense of $10.4 million for the year ended December 31, 2022, included $6.1 million related to our Inventory Financing Agreement, $4.1 million related to a capitalized equipment lease, and $0.2 million for insurance financing. There was no comparable activity for the years ended December 31, 2021 or 2020.
The following table shows the operating results of the Refining and Market Segment for the three months ended December 31, 2022 (in thousands):

	Three Months Ended December 31, 2022
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$809,668	$29,099	$838,767
Cost of revenues (exclusive of depreciation and amortization and variable production costs shown separately below)	687,105	29,376	716,481
Variable production costs attributable to costs of revenues	29,582	—	29,582
Depreciation and amortization attributable to costs of revenues	3,121	145	3,266
Gross profit (loss)	89,860	(422)	89,438
Operating expenses
Selling general and administrative expense	28,565	1,363	29,928
Depreciation and amortization attributable to operating expenses	736	73	809
Total operating expenses	29,301	1,436	30,737
Income (loss) from operations	60,559	(1,858)	58,701
Other income (expenses)			—
Interest expense	(3,721)	—	(3,721)
Net income (loss)	$56,838	$(1,858)	$54,980

Refining adjusted EBITDA	$78,593	$(1,722)	$76,871
Key performance indicators:
Throughput bpd	77,964	n/a	n/a
Fuel gross margin	$147,068	n/a	n/a
Adjusted gross margin	$104,040	n/a	n/a
Fuel gross margin per bbl of throughput	$20.50	n/a	n/a
Adjusted gross margin per bbl of throughput	$14.51	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel	$33.84	n/a	n/a
Operating expenses per bbl of throughput	$3.98	n/a	n/a
Variable production expenses per bbl of throughput	$3.13	n/a	n/a
The following table shows components of gross profit by each of the quarters in 2022 and 2021, including revenues by product (in thousands):

	Statements of Segment's Operations by Quarters
	Fiscal 2022				Fiscal 2021
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Refining & Marketing
Revenues
Refined products:
Gasolines	$194,908	$171,023	$253,602	$7,548	$6,760	$6,674	$6,083	$4,411
Jet Fuels	156,349	138,962	143,688	—	—	—	—	—
Diesel	319,515	276,355	322,317	21,909	15,457	13,745	13,482	11,579
Other refinery products (1)	104,398	108,336	151,331	—	—	—	—	—
Re-refined products:
Pygas	10,494	15,285	20,685	4,690	2,867	3,736	3,862	2,972
Other re-refined products (2)	50,944	54,663	72,460	572	463	417	410	312
Services:
Terminalling	2,159	2,144	2,307	—	—	—	—	—
Total Revenue	838,767	766,768	966,390	34,719	25,547	24,572	23,837	19,274
Cost of revenues (exclusive of depreciation and amortization shown separately below)	746,063	714,976	959,684	33,086	25,016	23,936	22,467	18,151
Depreciation and amortization attributable to costs of revenues	3,266	3,111	3,105	123	130	127	126	126
Gross profit	$89,438	$48,681	$3,601	$1,510	$401	$509	$1,244	$997
(1) Other refined products are hydrotreated VGO, LPGs, sulfur and vacuum tower bottoms (VTB).
(2) Other re-refined products include the sales of asphalt, condensate, recovered products, and other petroleum products.
Non-GAAP Financial Measures
In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present Fuel Gross Margin, Adjusted Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA, each as discussed in greater detail below. Fuel Gross Margin, Adjusted Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA are “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with GAAP. We use Fuel Gross Margin and Fuel Gross Margin per Barrel of Throughput because we believe it is the best measure of comparison against the 2-1-1 benchmark. Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA are supplements to GAAP measures of performance which we use to evaluate the effectiveness of our business strategies, to make budgeting decisions, to allocate resources and to compare our performance relative to our peers. Additionally, these measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. Fuel Gross Margin, Adjusted Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Non-GAAP financial information similar to Fuel Gross Margin, Adjusted Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
Fuel Gross Margin, Fuel Gross Margin per Barrel of throughput, Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA are unaudited, and have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations are: Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA do not reflect cash expenditures, or future requirements for capital expenditures, or contractual commitments; Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross

Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA do not reflect any cash requirements for such replacements; Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA, represent only a portion of our total operating results; and other companies in this industry may calculate Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.
You should not consider Fuel Gross Margin, Adjusted Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under U.S. GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-U.S. GAAP measures to the most comparable U.S. GAAP measure below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-U.S. GAAP measures in conjunction with the most directly comparable U.S. GAAP financial measure.
Fuel Gross Margin
Fuel gross margin is defined as gross profit (loss) plus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in costs of revenues including realized and unrealized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), inventory valuation adjustments, fuel financing costs and other revenues and cost of sales items.
Fuel gross margin per barrel of throughput.
Fuel gross margin per throughput barrel is calculated as fuel gross margin divided by total throughput barrels for the period presented.
Adjusted gross margin.
Adjusted gross margin is defined as gross profit (loss) plus unrealized gain or losses on hedging activities and inventory valuation adjustments.
Adjusted gross margin per barrel of throughput.
Adjusted gross margin per throughput barrel is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
Adjusted EBITDA.
Adjusted EBITDA represents net income (loss) from operations plus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
The following tables reconcile GAAP gross profit to Fuel Gross Margin, Adjusted Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Adjusted EBITDA for the periods presented (in thousands):

	Years Ended December 31,
	2022			2021	2020
	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing	Legacy Refining and Marketing
Gross profit	$140,980	$2,250	$143,230	$3,151	$128
Unrealized gain on hedging activities	90	69	159	—	—
Inventory valuation adjustments	37,764	—	37,764	—	—
Adjusted gross margin	$178,834	$2,319	$181,153	$3,151	$128

Variable product costs included in cost of revenues	63,144	—	63,144	—	—
Depreciation and amortization attributable to costs of revenues	9,065	540	9,605	509	470
RFS expense (mainly RINs)	68,758	—	68,758	—	—
Realized loss on hedging activities	85,238	312	85,550	51	48
Other revenues	(6,611)	—	(6,611)	—	—
Fuel gross margin	$398,428	$3,171	$401,599	$3,711	$646

Net income (loss)	$51,247	$(4,007)	$47,240	$(560)	$(2,788)
Unrealized gain on hedging activities	90	69	159	—	—
Depreciation and amortization	11,273	925	12,198	943	857
Other income	(18)	—	(18)	—	—
Interest expenses	10,414	—	10,414	—	—
Inventory valuation adjustment	37,764	—	37,764	—	—
Acquisition costs	11,967	—	11,967	—	—
Environmental reserve	1,428	—	1,428	—	—
Loss opportunity on initial purchase of inventory	13,300	—	13,300	—	—
Refining adjusted EBITDA	$137,465	$(3,013)	$134,452	$383	$(1,931)

Black Oil and Recovery Segment
After the acquisition of the Mobile Refinery on April 1, 2022, the revenue of our Black Oil and Recovery segments are less than 10% of consolidated revenue. As a result, we have decided, beginning with the third quarter of fiscal 2022, to combine our Black Oil and Recovery segment into one segment which is engaged in operations across the entire used motor oil recycling value chain, including refinement, collection, aggregation, transportation, storage, recovery, and sales of aggregated feedstock and re-refined products to end-users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, petrochemical manufacturing operations, and a diverse network of suppliers who operate similar collection businesses to ours. We own a fleet of collection vehicles, which routinely visit generators to collect and purchase used motor oil.
We operate a refining facility in Baytown, Texas that uses our proprietary Thermal Chemical Extraction Process (“TCEP”), and we also utilize third-party processing facilities. We use TCEP to pre-treat used oil feedstock; prior to shipping to our facility in Marrero, Louisiana, where we re-refine used motor oil and produce VGO, which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process, as well as to the marine fuels market. We also operate a re-refining complex located in Belle Chasse, Louisiana (the “Myrtle Grove facility”). This facility includes ground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil and Refining and Marketing segments. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.

We also operate a generator solutions company for the proper recovery and management of hydrocarbon streams and other petroleum-based products, together with the recovery, processing and sale of ferrous and non-ferrous recyclable metal(s) products that are recovered from manufacturing and consumption.
The Black Oil and Recovery Segment excludes our Heartland Assets and Operations, which includes the Company's Heartland refinery, which is presented as discontinued operations. Refer to Note 23, "Discontinued Operations" in Notes to Financial Statements for additional information.
The table below represents the operating results of Black Oil and Recovery Segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,			2022 over 2021	2021 over 2020
	2022	2021	2020	$ Change	$ Change
Black Oil and Recovery
Revenues	$185,071	$114,530	$68,005	$70,541	$46,525
Cost of revenues (exclusive of depreciation and amortization shown separately below)	144,467	89,216	56,422	55,251	32,794
Depreciation and amortization attributable to costs of revenues	3,824	3,534	3,197	290	337
Gross loss	36,780	21,780	8,386	15,000	13,394
Selling, general and administrative expenses	17,241	14,444	12,953	2,797	1,491
Loss on Assets Impairment	—	2,124	—	(2,124)	—
Depreciation and amortization attributable to operating expenses	180	234	234	(54)	—
Profit (loss) from operations	$19,359	$4,978	$(4,801)	$14,381	$11,903
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

The following table shows components of gross profit by each of the quarters in 2022 and 2021, including revenues by product (in thousands):

	Statements of Segments Operations by Quarters
	Fiscal 2022				Fiscal 2021
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil and Recovery
Revenues
Refined products:
Other refinery products (1)	$34,017	$37,608	$56,520	$34,952	$27,214	$20,339	$17,390	$20,310
Re-refined products:
Metals (2)	3,276	4,060	4,962	4,057	6,252	4,328	6,847	6,280
Other re-refined products (3)	970	527	994	258	418	708	520	259
Services:
Oil collection services	1,250	566	503	551	799	834	935	1,097
Total Revenue	39,513	42,761	62,979	39,818	34,683	26,209	25,692	27,946
Cost of revenues (exclusive of depreciation and amortization shown separately below)	34,426	34,678	47,459	27,904	26,032	22,065	21,927	19,192
Depreciation and amortization attributable to costs of revenues	1,024	938	958	904	914	899	875	846
Gross profit	$4,063	$7,145	$14,562	$11,010	$7,737	$3,245	$2,890	$7,908
(1) Other refinery products are finished refined products such as VGO, LPGs, sulfur and vacuum tower bottoms (VTB).
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

We had total assets of approximately $689.4 million as of December 31, 2022, compared to $266.1 million at December 31, 2021. The increase was mainly due to the acquisition of the Mobile Refinery, increases in accounts receivable and inventory levels, due to the increases in commodity prices and volumes during the year ended December 31, 2022, and an increase in cash generated from our operations.

We had total current liabilities of approximately $248.6 million as of December 31, 2022, compared to $25.8 million at December 31, 2021. We had total liabilities of $524.0 million as of December 31, 2022, compared to total liabilities of $192.5 million as of December 31, 2021. The increase in current liabilities was mainly due to our inventory financing liabilities, increases in accounts payable and accrued liabilities as a result of rises in commodity prices and volumes along with the term loan balance, during the year ended December 31, 2022.

We had working capital of approximately $124.8 million as of December 31, 2022, compared to working capital of $139.8 million as of December 31, 2021. The decrease in working capital from December 31, 2021 to December 31, 2022, is mainly due to an increase in inventory, accounts receivable, accounts payable and accrued liabilities, obligations under our Inventory Financing Agreement (discussed above), for which inventory was purchased in December 2022 to be used for products and sales in early January 2023, and $13.9 million of term loan debt required to be repaid within the next 12 months. We also incurred a $3 million break fee paid for the termination of the UMO Sales Agreement with Safety-Kleen in January 2022, and $16.6 million of acquisition costs paid in connection with the Mobile Refinery purchase on April 1, 2022, during the year ended December 31, 2022.
We had working capital of $139.8 million as of December 31, 2021, compared to working capital of $3.6 million as of December 31, 2020. The increase in working capital for 2021 versus 2020, is mainly due to a restricted escrow account of more than $100 million in connection with the issuance of the Convertible Senior Notes (which amount was released from escrow on April 1, 2022, in connection with the closing of the Mobile Refinery acquisition), increased inventory, accounts receivable and forgiveness of $4.2 million of PPP loan as of December 31, 2021.
Our working capital includes the consolidated assets of certain subsidiaries which may only be used to settle the obligations of the respective subsidiaries. The consolidated liabilities of these subsidiaries are non-recourse to the general credit of our consolidated entity.
The ongoing conflict between Russia and Ukraine, which began in the first quarter of 2022, and the economic sanctions imposed on Russia have decreased the global supply of crude oil affecting global prices. This conflict coupled with disruptions in supply chain that began with the COVID-19 pandemic in 2020, have resulted in increased inflation and higher market prices for crude oil and refined products. During the twelve months ended December 31, 2022, the Consumer Price Energy Index in the United States increased 7.3% impacting our gross margins. The Consumer Price All Items Index increased 6.5% for the same period impacting our operating expenses and slowing economic growth. While market conditions have improved through the end of 2022 and into 2023, we are still seeing extreme volatility in commodity pricing. Generally, however, the increase in refined product pricing has had a positive impact on our business and overall liquidity.
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
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, cash generated through the sale of our Heartland Assets and Operations in February 2023, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We expect that our short-term liquidity needs which include debt service, working capital, and capital expenditures related to currently planned growth projects (including the ongoing renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis) will be met through projected cash flow from operations, borrowings under our various facilities (if necessary) and the cash raised through the sale of the Heartland Assets and Operations.
Our current near term plans include continuing to transition the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the recent acquisition of the Mobile Refinery. The Mobile Refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset, which we believe positions us to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery upon completion of the ongoing capital project at the refinery is anticipated to accelerate our strategic focus on "clean" refining.
As previously disclosed, we are currently working on completing a $110 - $115 million capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. Upon completion of the conversion project, the refinery is expected to commence production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel, with production volumes anticipated to subsequently ramp up to approximately 14,000 bpd by the first quarter of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.
Currently, mechanical completion of the Mobile Refinery’s renewable diesel conversion project is expected to be complete during the first quarter of 2023 with production anticipated to begin in the second quarter of 2023. Upon completion of the planned renewable diesel project, we expect to become one of the leading independent producers of renewable fuels in the southeastern United States.
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
(3)our ability or inability to generate new revenues; and
(4)the status of planned acquisitions and divestitures and ongoing capital projects at our facilities.
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

Cash flows for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 and 2020 were as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021	2020
Beginning cash, cash equivalents, and restricted cash	$136,627	$10,995	$4,200
Net cash provided by (used in) continuing and discontinued operations:
Operating activities	96,096	9,750	(16)
Investing activities	(306,898)	(17,890)	(8,493)
Financing activities	220,362	133,772	15,304
Net increase in cash, cash equivalents, and restricted cash	9,560	125,632	6,795
Ending cash, cash equivalents, and restricted cash	$146,187	$136,627	$10,995
The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included under the cash flows table included in “Part II” - “Item 9. Controls and Procedures” of this Report includes only cash flow information for our continued operations.

Our current primary sources of liquidity are cash generated from operations, cash flows from the November 2021 sale of the Convertible Senior Notes and amounts borrowed under the Term Loan on April 1, 2022 (approximately $124 million) and May 26, 2022 ($40 million).
Operating activities provided net cash of $96.1 million for the year ended December 31, 2022, as compared to providing cash of $9.8 million in 2021 and using cash of $16 thousand in 2020. The primary reason for the increase in cash provided by operating activities for the year ended December 31, 2022, compared to the same period in 2021, was the operation of the Mobile Refinery, cash settlement of commodity derivatives, and the net change of current asset and liabilities associated therewith, which had a net benefit on cash of around $23.9 million in 2022, compare the net cash used of $5.3 million in 2021. The primary reason for the increase in cash provided by operating activities for the year ended December 31, 2021, compared to the same period in 2020, was the fluctuation in market and commodity prices, which generated a profit from discontinued operations.
Investing activities used cash of $306.9 million for the year ended December 31, 2022, as compared to using cash of $17.9 million in 2021, due mainly to the acquisition of the Mobile Refinery and fixed assets purchased during the current period. Investing activities used cash of $17.8 million for the year ended December 31, 2021, as compared to using cash of $8.5 million in 2020, due mainly to the purchase of fixed assets and a $13.7 million deposit and investment related to the Mobile Refinery acquisition.
Financing activities provided cash of $220.4 million during the year ended December 31, 2022, as compared to providing cash of $133.8 million and $15.3 million in 2021 and 2020, respectively. Financing activities in 2022 were comprised of proceeds from the Term Loan ($165.0 million) and insurance premium finance of $8.3 million, from inventory financing of $117.2 million and from the cash exercise of options and warrants of $0.7 million offset by the payment on redemption of non-controlling interest of $50.7 million, distribution to noncontrolling interest of $0.4 million and payment on notes payable and capital leases of $19.8 million. Financing activities in 2021 were comprised of note proceeds of approximately $143.8 million relating to the sale of the Convertible Senior Notes in November 2021 and proceeds from exercise of options and warrants of $6.9 million, offset by approximately $16.7 million used to pay down our long-term debt and capital leases.
More information regarding our loan agreements, leases, Term Loan and Convertible Senior Notes, can be found under “Note 15. Long-Term Debt” to the audited financial statements included herein.
Need for additional funding
Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these process costs and would depend on the location and site specifics of the facility.
Additionally, as part of our ongoing efforts to maintain a capital structure that is closely aligned with what we believe to be the potential of our business and goals for future growth, which is subject to cyclical changes in commodity prices, we may explore additional sources of external liquidity. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all.
While we previously launched an internal review of strategic alternatives for our business, including continuing as a public standalone organization, going private or selling certain assets to a strategic partner, we have since determined to remain public and focus on our newly acquired Mobile Refinery.

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

From time to time, our fuel oil customers in our Black Oil and Recovery segment may request that we store product at our facilities which they purchase from us. We recognize revenues for these “bill and hold” sales only if the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.
Income tax allowance
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
Fair value of financial instruments
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.
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

Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Series B Preferred Stock and Series B1 Preferred Stock, (prior to June 2021, when such preferred stock was automatically converted into common stock), all of which have now been exercised or expired or converted into common stock, and our outstanding Convertible Senior Notes.

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

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value. Refer to “Note 3. Mobile Refinery Acquisition” for more detailed information.

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
In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging, the Convertible Senior Notes are indexed to the Company's stock, and cash settlement requires the conversion feature to be classified as a derivative liability at fair value and to be bifurcated from the convertible notes. To derive an estimate of the fair value of these cash settlement, a Dynamic Black Scholes model is utilized which computes the derivative liability of the cash settlement. This process relies upon inputs such as our quoted stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the settlement. On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon conversion of the Convertible Senior Notes, in accordance with Nasdaq Listing Rules 5635 (a) and (d). Accordingly, $79 million of derivative Convertible Senior Note liabilities were reclassified to additional paid in capital.
Redeemable Noncontrolling Interest

As more fully described in "Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in "Note 23. Non-controlling interest", the Company was party to put/call option agreements with the holder of MG SPV’s and Heartland SPV's non-controlling interests. The put options permitted MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and "Heartland Redemption", as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments were to become redeemable solely based on the passage of time, the Company determined that it was probable that the MG SPV and Heartland SPV equity instruments would become redeemable. The Company elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions. The noncontrolling interests were redeemed on April 1, 2022(MG SPV) and May 26, 2022 (Heartland SPV).

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019 and elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in "Part II” -“Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in "Note 16. Leases".
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RIN obligations, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RIN obligations on a net basis in accrued expenses when its RIN liability is greater than the amount of RINs earned and purchased in a given period and in prepaid and other current assets when the amount of RINs earned and purchased is greater than the RIN liability.
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
At December 31, 2022, the Company had one variable-rate term loan outstanding.
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
RFS Compliance Price Risk
As a producer of transportation fuels from crude oil, our Refining and Marketing Segment is required to blend biofuels into the products it produces or purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. The Refining and Market Segment is exposed to market risk related to volatility in the price of RINs needed to comply with the RFS that are not otherwise generated through blending of renewable fuels in our refining and marketing operations. To mitigate the impact of this risk on the Refining and Market Segment’s results of operations and cash flows, the Refining and Market Segment blends ethanol and biodiesel to the extent possible.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. To the degree we are unable to blend the required amount of biofuels to satisfy our renewable volume obligation (RVO) (the volume of renewable fuels we are obligated to sell, based on a percentage of our total fuel sales), we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable.

Item 8. Financial Statements and Supplementary Data
VERTEX ENERGY, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 1, 2023, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Income Tax and Valuation Allowances - Refer to Note 2 and Note 22 to the financial statements
Critical Audit Matter Description
The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards in accordance with ASC 740. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including three-year cumulative earnings/

loss and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carry forward periods available for tax reporting purposes, and prudent and feasible tax planning strategies. The Company’s valuation allowances were $20.9 million as of December 31, 2021, and $505 thousand as of December 31, 2022. The Company released $20.4 million of valuation allowances in 2022, of which $2.5 million was an income tax benefit on the income statement.
The Company's valuation allowances have historically been material. Additionally, the analysis of valuation allowances is a subjective area of ASC 740 as the analysis includes the weighting of positive and negative evidence that is both objective and subjective in nature. Further, the Company's profitability profile changed in the current year as the Company completed a significant acquisition during 2022 and completed a significant divestiture in February 2023. As a result, certain valuation allowances were released in the current year.
We identified valuation allowances as a critical audit matter due to the significant judgments and assumptions management utilizes to estimate valuation allowances, including the release of current year valuation allowances that were established in prior years. This requires a high degree of auditor judgment and an increased level of effort, including the need to involve income tax specialists, when performing audit procedures to evaluate the reasonableness of management's judgements and estimates of taxable income.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation allowances included the following, among others:
•We evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable, particularly, the Company's three-year cumulative income / loss analysis.
•With the assistance of our income tax specialists, we assessed the reasonableness of management's estimates of taxable income by considering the four sources of income as prescribed under ASC 740:
1.Future reversals of existing taxable temporary differences (i.e., assessing the reasonableness of the Company's estimate of the turning of its most significant deferred tax liabilities)
2.Future taxable income exclusion of reversing of temporary differences, leveraging the historic three-year cumulative income / loss analysis.
3.The impact of the estimated taxable gain on the divestiture of the assets on February 1, 2023.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit (i.e., forecasted pre-tax income, if source applicable).
•Based on the above, with the assistance of our income tax specialists, we evaluated management's assessment that sufficient taxable income will likely be generated in the future to realize their net deferred tax assets.
•We assessed the appropriateness of the timing of any significant valuation allowance accrual or release to determine whether management has accounted for any change in evidence in the appropriate period.
•We evaluated whether management has included disclosures, beyond those specifically required by ASC 740, that are necessary to achieve the fair presentation of the financial statements as a whole or whether the disclosures are those that are necessary for the financial statements not to be misleading.
Renewable Identification Numbers (“RINs”) Obligation - Refer to Note 2 and Note 14 to the financial statements
Critical Audit Matter Description
During 2022, the Company acquired a refinery in Mobile, Alabama. With the acquisition, the Company is now required to meet certain standards of the U.S. Environmental Protection Agency's ("EPA") as it pertains to blending renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard. As described in Notes 2 and 14 to the consolidated financial statements, the RINs obligation is an estimated provision for the purchase of RINs in order to satisfy the EPA annual requirement. At December 31, 2022, the Company's estimated RINs obligation was $51.4 million.
Auditing management's RINs obligation was complex and judgmental due to estimation uncertainty in the Company's determination of the fair value of the RINs obligation under the Renewable Fuel Standard. The complexity and estimation uncertainty was primarily due to the calculation of the RINs shortage and the independent pricing assumptions, respectively.
How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design of controls over the RINs obligation estimation process. For example, we interviewed management responsible for the controls over the review of the methodology used to calculate the obligation and the RINs shortage and independent pricing assumptions.
To audit the Company's RINs obligation, our audit procedures included, among others, evaluating the appropriateness of management's methodology to calculate the RINs obligation under the Renewable Fuel Standard including testing the completeness and accuracy of the underlying data used by management in estimating the fair value of the obligation. Additionally, we compared the spot prices utilized by the Company in their estimate of the RINs obligation.to an independent pricing source.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company's auditor since 2017.
Houston, Texas
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertex Energy Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Vertex Energy Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 1, 2023, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment. The material weaknesses related to control activities include: (i) ineffective controls over certain IT general controls for information systems relevant to the preparation of financial statements, (ii) lack of controls relating to documentation of the accounting for revenue transactions. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 1, 2023, on those financial statements.

As described in “Item 9A, Management’s Report on Internal Control Over Financial Reporting”, management has excluded Vertex Refining Alabama, LLC (“VRA”) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination in the second quarter of 2022. We have also excluded VRA from our audit of internal control over financial reporting. VRA is a wholly owned subsidiary whose total assets and net income represent approximately 72% and 86%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 1, 2023

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$141,258	$36,130
Restricted cash	4,929	100,497
Accounts receivable, net	34,548	7,607
Inventory	135,473	7,839
Derivative commodity asset	—	96
Prepaid expenses and other current assets	36,660	4,595
Assets held for sale	20,560	8,852
Total current assets	373,428	165,616

Fixed assets, net	201,749	36,131
Finance lease right-of-use assets, net	44,081	377
Operating lease right-of-use assets, net	53,557	33,105
Intangible assets, net	11,827	6,652
Deferred tax assets	2,498	—
Other assets	2,245	15,335
Assets held for sale, noncurrent	—	8,844
Total non-current assets	315,957	100,444
TOTAL ASSETS	$689,385	$266,060

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable	$20,997	$10,149
Accrued expenses	81,711	4,399
Finance lease-current	1,363	598
Operating lease-current	9,012	5,721
Current portion of long-term debt, net	13,911	2,414
Obligations under inventory financing agreements, net	117,939	—
Derivative commodity liability	242	—
Liabilities held for sale, current	3,424	2,502
Total current liabilities	248,599	25,783

Long-term debt, net	170,010	64,130
Finance lease-non-current	45,164	—
Operating lease-non-current	44,545	27,384
Derivative warrant liability	14,270	75,211
Other liabilities	1,377	—
Liabilities held for sale, noncurrent	—	39
Total liabilities	523,965	192,547

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

Redeemable non-controlling interest	—	43,447
Total temporary equity	—	43,447
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 and 385,601 shares issued and outstanding at December 31, 2022 and 2021, respectively, with a liquidation preference of $— and $575 thousand at December 31, 2022 and December 31, 2021, respectively.	—	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 75,668,826 and 63,287,965 issued and outstanding at December 31, 2022 and 2021, respectively.	76	63
Additional paid-in capital	279,552	138,620
Accumulated deficit	(115,893)	(110,614)
Total Vertex Energy, Inc. stockholders' equity	163,735	28,069
Non-controlling interest	1,685	1,997
Total equity	165,420	30,066
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$689,385	$266,060
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)
	2022	2021	2020
Revenues	$2,791,715	$207,760	$103,810
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,598,276	178,786	91,630
Depreciation and amortization attributable to costs of revenues	13,429	4,043	3,667
Gross profit	180,010	24,931	8,513

Operating expenses:
Selling, general and administrative expenses	127,782	30,606	20,376
Loss on assets impairment	—	2,124	—
Depreciation and amortization attributable to operating expenses	3,673	1,681	1,645
Total operating expenses	131,455	34,411	22,021
Income (loss) from operations	48,555	(9,480)	(13,508)
Other income (expense):
Other income (expense)	(306)	4,158	(125)
Gain (loss) on change in value of derivative warrant liability	7,821	(15,685)	1,639
Interest expense	(79,911)	(3,832)	(980)
Total other income (expense)	(72,396)	(15,359)	534
Loss from continuing operations before income tax	(23,841)	(24,839)	(12,974)
Income tax benefit	7,171	—	—
Loss from continuing operations	(16,670)	(24,839)	(12,974)
Income from discontinued operations, net of tax	18,667	17,178	1,578
Net income (loss)	1,997	(7,661)	(11,396)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(63)	207	364
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	6,882	10,496	276
Net loss attributable to Vertex Energy, Inc.	(4,822)	(18,364)	(12,036)

Accretion of redeemable noncontrolling interest to redemption value	(428)	(1,992)	(15,135)
Accretion of discount on Series B and B-1 Preferred Stock	—	(507)	(1,688)
Dividends on Series B and B-1 Preferred Stock	—	258	(1,903)

Net loss attributable to stockholders from continuing operations	(17,035)	(27,287)	(32,064)
Net income available to stockholders from discontinued operations, net of tax	11,785	6,682	1,302
Net loss attributable to common stockholders	$(5,250)	$(20,605)	$(30,762)

See accompanying notes to the consolidated financial statements

Basic income (loss) per common share
Continuing operations	$(0.24)	$(0.48)	$(0.70)
Discontinued operations, net of tax	0.17	0.12	0.03
Basic loss per common share	$(0.07)	$(0.36)	$(0.67)

Diluted income (loss) per common share
Continuing operations	$(0.24)	$(0.48)	$(0.70)
Discontinued operations, net of tax	0.17	0.12	0.03
Diluted loss per common share	$(0.07)	$(0.36)	$(0.67)

Shares used in computing income (loss) per share
Basic	70,686	56,303	45,509
Diluted	70,686	56,303	45,509
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2022, 2021 AND 2020
(in thousands except par value)
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity
	Shares	$0.001 Par	Shares	$0.001 Par	Shares	$0.001 Par
Balance on December 31, 2019	43,396	$44	420	$—	—	$—	$81,528	$(59,247)	$777	$23,102
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,903)	—	(1,903)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(1,688)	—	(1,688)
Purchase of shares of consolidated subsidiary	—	—	—	—	—	—	(71)	—	—	(71)
Share based compensation expense	—	—	—	—	—	—	656	—	—	656
Adjustment of carrying amount of noncontrolling interest	—	—	—	—	—	—	9,091	—	—	9,091
Conversion of Series B1 Preferred stock to common	2,159	2	—	—	—	—	3,366	—	—	3,368
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(15,135)	—	(15,135)
Net loss	—	—	—	—	—	—	—	(12,036)	640	(11,396)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(99)	(99)
Balance on December 31, 2020	45,555	46	420	—	—	—	94,570	(90,009)	1,318	5,925
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(372)	—	(372)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	—	—	(507)	—	(507)
Conversion of B1 Preferred Stock to common	7,722	7	—	—	—	—	12,038	—	—	12,045
Share based compensation expense	—	—	—	—	—	—	863	—	—	863
Exercise of B1 warrants	3,093	3	—	—	—	—	16,402	—	—	16,405
Exercise of options	1,800	2	—	—	—	—	2,188	—	—	2,190
Conversion of Series A Preferred stock to common stock	34	—	(34)	—	—	—	—	—	—	—
Distribution to noncontrolling	—	—	—	—	—	—	—	—	(169)	(169)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(1,992)	—	(1,992)
Conversion of Series B Preferred Stock to common stock	5,084	5	—	—	—	—	12,559	630	—	13,194
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	—	—	(18,364)	10,703	(7,661)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(9,844)	(9,844)
See accompanying notes to the consolidated financial statements

Balance on December 31, 2021	63,288	63	386	—	—	—	138,620	(110,614)	1,997	30,066
Reclass of derivative liabilities	—	—	—	—	—	—	78,789	—	—	78,789
Exercise of warrants	1,209	1	—	—	—	—	(1)	—	—	—
Exercise of options	622	1	—	—	—	—	729	—	—	730
Share based compensation expense	—	—	—	—	—	—	1,574	—	—	1,574
Conversion of Series A Preferred stock to common stock	386	1	(386)	—	—	—	—	—	—	1
Conversion of Convertible Senior Notes to common, net	10,165	10	—	—	—	—	59,812	—	—	59,822
Adjustment of redeemable non controlling interest	—	—	—	—	—	—	29	(29)	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(380)	(380)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	(428)	—	(428)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	41	41
Net income (loss)	—	—	—	—	—	—	—	(4,822)	6,819	1,997
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	(6,792)	(6,792)
Balance on December 31, 2022	75,670	$76	—	$—	—	$—	$279,552	$(115,893)	$1,685	$165,420
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2022, 2021 AND 2020
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$1,997	$(7,661)	$(11,396)
Net income from discontinued operations, net of tax	18,667	17,178	1,578
Net loss from continuing operations	(16,670)	(24,839)	(12,974)
Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities:
Stock-based compensation expense	1,574	862	656
Depreciation and amortization	17,102	5,724	5,312
Provision for bad debt	242	826	239
Loss (gain) on commodity derivative contracts	87,978	2,258	(3,477)
Provision for environment clean up	1,428	—
Gain on forgiveness of debt	—	(4,222)	—
Net cash settlement on commodity derivatives	(92,556)	(2,436)	4,253
Loss on sale of assets	220	64	125
Loss on assets impairment	—	2,124	—
Amortization of debt discount and deferred costs	49,251	1,231	48
Deferred income tax benefit	(7,171)	—	—
Loss (gain) on change in value of derivative warrant liability	(7,821)	15,685	(1,639)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,183)	(821)	1,984
Inventory	2,586	(3,997)	2,705
Prepaid expenses	(26,724)	(1,615)	53
Accounts payable	10,850	1,054	2,884
Accrued expenses	77,647	2,551	(2,992)
Other assets	56	(48)	(868)
Net cash provided by (used in) operating activities from continuing operations	70,809	(5,599)	(3,691)
Cash flows from investing activities
Internally developed or purchased software	(149)	—	(50)
Deposit for refinery purchase and related costs	—	(13,663)	—
Redemption of noncontrolling entity	556	—	—
Proceeds from the sale of assets	395	75	75
Acquisition of business, net of cash	(227,525)	2	(1,822)
Purchase of fixed assets	(75,512)	(2,331)	(5,550)
Net cash used in investing activities from continuing operations	(302,235)	(15,917)	(7,347)
Cash flows from financing activities
Line of credit payments, net	—	(133)	(3,143)
Proceeds received from exercise options and warrants	730	6,921	—
Net borrowings on inventory financing agreements	117,189	—	—
Contribution received from stockholder	—	2	—
Distribution to non-controlling interest	(380)	(169)	—
Contribution received from redeemable noncontrolling interest	—	—	21,000
Redemption of redeemable noncontrolling interest	(50,666)	—	—
Payments on finance leases	(819)	(844)	(403)
Proceeds from issuance of notes payable	173,256	143,831	8,217
See accompanying notes to the consolidated financial statements

Payments made on notes payable	(18,948)	(15,836)	(10,367)
Net cash provided by financing activities from continuing operations	220,362	133,772	15,304

Discontinued operations:
Net cash provided by operating activities	25,287	15,349	3,675
Net cash used in investing activities	(4,663)	(1,973)	(1,146)
Net cash used in financing activities	—	—	—
Net cash provided by discontinued operations	20,624	13,376	2,529

Net change in cash and cash equivalents and restricted cash	9,560	125,632	6,795
Cash and cash equivalents and restricted cash at beginning of the year	136,627	10,995	4,200
Cash and cash equivalents and restricted cash at end of year	$146,187	$136,627	$10,995

Cash and cash equivalents	$141,258	$36,130	$10,895
Restricted cash	4,929	100,497	100
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$146,187	$136,627	$10,995

SUPPLEMENTAL INFORMATION
Cash paid for interest	$33,901	$2,273	$1,051
Cash paid for income taxes	—	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B and B1 Preferred Stock into common stock	$—	$24,610	$3,368
Dividends on Series B and B-1 Preferred Stock	$—	$(258)	$1,903
Initial adjustment of carrying amount of redeemable noncontrolling interest	$—	$—	$9,091
Accretion of discount on Series B and B-1 Preferred Stock	$—	$507	$1,688
Accretion of redeemable noncontrolling interest to redemption value	$428	$1,992	$15,135
Equipment acquired under capital leases standard	$46,351	$552	$1,018
Equipment acquired under operating leases standard	$20,452	$89	$—
Reclass derivative liabilities	$78,789	$—	$—
Conversion of Senior note	$59,822	$—	$—
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company specializing in refining and marketing high-value conventional and lower-carbon alternative transportation fuels. We operate used motor oil processing plants in Houston, Texas, Port Arthur, Texas, Marrero, Louisiana, and Columbus, Ohio.
As of April 1, 2022, we own a refinery in Mobile, Alabama (the “Mobile Refinery”) with an operable refining capacity of 75,000 barrels per day (“bpd”) and more than 600,000 barrels of storage capacity. The total purchase consideration was $75.0 million in cash plus $16.3 million in previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items. At the time of the acquisition, the Company also purchased $130.0 million in hydrocarbon inventories of which $124.0 were financed under an inventory financing agreement. See Note 3 “Mobile Refinery Acquisition” and Note 10 “Inventory Financing Agreement” for additional information.
Used Motor Oils Business ("UMO Business")
Our UMO Business consists of our used oil refinery in Marrero, Louisiana, our Heartland used oil refinery in Ohio, our H&H and Heartland used motor oil (UMO) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights to a lease at the Cedar Marine terminal in Baytown, Texas. The UMO Business is presented as part of our Black Oil segment in our consolidated financial statements. On June 29, 2021, the Company, through certain of its subsidiaries, entered into an Asset Purchase Agreement (the “UMO Sale Agreement”) with Safety-Kleen Systems, Inc. (“Safety-Kleen”) by which Safety-Kleen agreed to acquire the Company’s UMO Business. Assets which form a part of our Black Oil Segment which were not part of the UMO Sale Agreement consists of (1) our re-refining complex located in Belle Chasse, Louisiana, which we refer to as our Myrtle Grove Facility; (2) our Marine division established in 2022, which consists of blending and distribution of fuels to the marine market; and (3) our finished lubricants and metal operations, including the distribution and blending of lubricants as well as a metal recovery operation.
On January 24, 2022, the Company and its subsidiaries that were party to the UMO Sale Agreement and Safety-Kleen, entered into an Asset Purchase Termination Agreement (the “UMO Termination Agreement”) pursuant to which the UMO Sale Agreement was terminated. Under the terms of the UMO Termination Agreement, the Company paid a termination fee to Safety-Kleen of $3.0 million. Immediately upon receipt of such termination fee, which the Company paid simultaneously with the execution of the UMO Termination Agreement, the UMO Sale Agreement was terminated.
On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex OH. Vertex Operating and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
Pursuant to the Sale Agreement, HPRM agreed to sell GFL all of its equity interests in Vertex OH, which owns the Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”).
The transactions contemplated by the Sale Agreement closed on February 1, 2023.
The purchase price for the transaction was $90 million in an all cash agreement, subject to certain customary adjustments for net working capital, taxes and assumed liabilities. We also entered into a transition services agreement, restrictive covenant agreement and, through our subsidiary Vertex LA, a used motor oil supply agreement with GFL in connection with the sale.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement.

As a result of the above, the Company has determined to present the Company's Heartland refinery and all used motor oil collection and recycling assets and operations owned by Vertex OH as discontinued operations.
Refining and Marketing
Effective April 1, 2022, we completed the acquisition of a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 barrels (bbls) of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
Additionally, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. The Company has a toll-based processing agreement in place with Monument Chemical Port Arthur, LLC (“Monument Chemical”) to re-refine these feedstock streams, under the Company’s direction, into various end products. Monument Chemical uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock. The Company sells the re-refined products directly to end customers or to processing facilities for further refinement. In addition, we are distributing refined motor fuels such as gasoline, blended gasoline products and diesel used as engine fuels, to third party customers who typically resell these products to retailers and end consumers.
Black Oil and Recovery
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 30 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to its customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. The Company believes these contracts are beneficial to all parties involved because they help ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility, we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
Discontinued operations of Vertex include our Heartland Assets and Operations. Refer to Note 24, "Discontinued Operations" for additional information.
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
•Vertex Refining, LA, LLC which owns a used oil re-refinery based in Marrero, Louisiana.
•Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.
•Vertex Recovery Management, LLC currently buys and prepares ferrous and non-ferrous scrap intended for large haul barge sales.
•Vertex Refining, OH, LLC (“Vertex OH”) collects and re-refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio with collection branches located in Norwalk, Ohio, Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky. Effective May 26, 2022, the ownership of 65% of the assets of Vertex OH, LLC were acquired from Vertex Operating, Tensile-Heartland Acquisition Corporation (“Tensile-Heartland”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) in connection with the Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company, transaction (discussed below under “Note 23. Non-Controlling Interest” - “Heartland Re-refining Complex”), making Vertex OH a wholly-owned subsidiary of the Company.
•HPRM LLC (“Heartland SPV”), a Delaware Limited Liability Company. Heartland SPV is currently owned 100% by Vertex Operating.
•Vertex Refining Myrtle Grove LLC (“MG SPV”), is a special purpose entity formed to hold the Belle Chasse, Louisiana, re-refining complex, which entity is currently 100% owned by Vertex Operating as a result of the transaction which closed on April 1, 2022, as discussed below under “Note 23. Non-Controlling Interest” - “Myrtle Grove Facility.
•Crystal Energy, LLC ("Crystal Energy") purchases, stores, sells, and distributes refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment.
•Vertex Energy Operating, LLC ("Vertex Operating"), is a holding company for various of the subsidiaries described above.
•Vertex Refining Alabama, LLC, ("VRA"), owns and operates a refinery located in Mobile, AL, which produces multiple hydrocarbon products.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash as of December 31, 2022, consisted of a $4.8 million deposit in a bank for financing of a short-term equipment lease, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. As of December 31, 2021, a total of $100.4 million was held in an escrow account in connection with the issuance of certain convertible notes (see Note 15. "Financing Arrangements"). The funds were released on April 1, 2022 and used in the purchase of the Mobile Refinery. See Note 3 “Mobile Refinery Acquisition”.
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
Inventory and Obligations Under Inventory Financing Agreements
Mobile Refinery. Inventories at the Mobile Refinery consist of crude oil and refined petroleum products. Simultaneously with the acquisition of the Mobile Refinery in April 2022, the Company entered into an inventory financing agreement with Macquarie Energy North America Trading Inc. (“Macquarie”) under which Macquarie agreed to finance all the crude oil utilized at the Mobile Refinery under procurement contracts. In addition, the Company became a party to a Supply and Offtake Agreement with Macquarie. Under this arrangement, the Company purchases crude oil supplied from third-party suppliers and Macquarie provides credit support for certain of these purchases. Macquarie holds title to all crude oil and refined products inventories at all times, except for liquefied petroleum gases and sulfur, which the Company has pledged, together with all receivables arising from the sales of such inventories.
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
Throughout the term of the agreement, when Vertex repurchases the crude and refined products from Macquarie or otherwise directs Macquarie to sell such crude and refined products to third parties, the Company should decrease the product financing liability balance accordingly.
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
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RIN obligations, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RIN obligations on a net basis in accrued expenses when its RIN liability is greater than the amount of RINs earned and purchased in a given period and in prepaid and other current assets when the amount of RINs earned and purchased is greater than the RIN liability.
Fixed Assets
Fixed assets are stated at historical costs, or at fair value if purchased in a business acquisition. Depreciation of fixed assets placed in operations is provided using the straight-line method over the estimated useful lives of the assets. The policy of the Company is to charge amounts for major maintenance and repairs to expenses, and to capitalize expenditures for major replacements and betterments.
Turnarounds represent major maintenance activities that require the shutdown of significant parts of a plant to perform necessary inspection, cleaning, repairs, and replacements of assets. Planned turnaround activities vary in frequency dependent on refinery units, and follow the deferral method of accounting. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period of time, which represents the estimated time until the next turnaround occurs.
Internal-Use Software and Cloud Computing Costs
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
Asset Retirement Obligations
The Company records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time the Company incurs that liability, which is generally when the asset is purchased, constructed, or leased. The Company records the liability when it has a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Company records the liability when sufficient information is available to estimate the liability’s fair value. Certain of the Company’s asset retirement obligations are based on its legal obligation to perform remedial activity at its refinery sites when it permanently ceases operations of the long-lived assets. The Company therefore considers the settlement date of these obligations to be indeterminable. Accordingly, the Company cannot calculate an associated asset retirement liability for these obligations at this time. The Company will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.
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
Environmental Obligations
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
Our Level 2 liabilities include our marked to market changes in the estimated value of our open derivative commodity contracts held at the balance sheet date. The Company estimates the fair values of the crude oil swaps and collars based on published forward commodity price curves for the underlying commodity as of the date of the estimate for which published forward pricing is readily available. The determination of the fair values above incorporates various factors including the impact of the Company's non-performance risk and the credit standing of the counterparty involved in the Company's derivative commodity contracts. In addition, the Company routinely monitors the creditworthiness of its counterparty.
Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Series B Preferred Stock and Series B1 Preferred Stock, all of which have expired, been exercised, or converted into common stock as of December 31, 2021, Convertible Senior Notes which were sold in November 2021, and Term Loans which were issued on April 1 and May 26, 2022.
Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured initially at fair value. See “Note 3. Mobile Refinery Acquisition” of assets purchased according to the agreement.

Debt Issuance Costs
The Company follows the accounting guidance of ASC 835-30, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Balance Sheet as a direct reduction from the carrying amount of that debt liability, and amortized over the debt term using the effective interest rate method.
Revenue Recognition
Our revenues are primarily generated from contracts with customers through the sale of refined petroleum products. The Company recognizes revenue from product sales at prevailing market rates at the point in time in which the customer obtains control of the product. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The timing of our revenue recognition may differ from the timing of payment from our customers. A receivable is recorded when revenue is recognized prior to payment and we have an unconditional right to payment.
Commodity sales contracts may meet the definition of a derivative or may contain embedded derivatives that may require bifurcation from the host contract with the customer. ASC 815-10-15 provides criteria that must be met in order for purchases and sales contracts to qualify for “normal purchase normal sale” (NPNS) scope exception. Per ASC 815-10-15-22, NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Company is elected the NPNS since no net settlement has occurred in the past or is anticipated in the future.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported stockholders' equity. The Company reclassified $66.4 million of assets held for sale to assets held and used and $35.1 million of liabilities held for sale to liabilities held and paid in the accompanying 2021 Consolidated Balance Sheet, accordingly, reclassified $5.6 million of net income and $6.9 million of net loss to continued operation in the accompanying 2021 and 2020 Consolidated Statement of Operations, respectively.
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

Leases
The Company determines whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. According to ASU No. 2016-02, Leases (Topic 842), the Company elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in "Note 16. Leases".

Impairment of Long-Lived Assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the years ended December 31, 2022 and 2020.
During August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge. The Company determined that the hurricane triggered the uncertainty around the recoverability of some construction-in-progress assets and impaired these assets at December 31, 2021. Refer to "Note 12. Fixed Assets, Net" for detailed information.
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
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatory redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock required the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock if the redemption would not be subject to the existing restrictions under the Company's senior credit agreement and if the Company was not prohibited from completing such redemption under Nevada law. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity. The Series B and B1 Preferred Stock were automatically converted into common stock pursuant to their terms in June 2021.
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
Earnings Per Share
Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, includes the weighted average of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.
Redeemable Noncontrolling Interests
As more fully described in “Note 23. Non-Controlling Interests”, the Company was party to put/call option agreements with the holder of Vertex Refining Myrtle Grove LLC (“MG SPV”) and HPRM LLC, a Delaware limited liability company (“Heartland SPV”), which entities were formed as special purpose vehicles in connection with certain transactions described in greater detail in “Note 23. Non-Controlling Interests”. The put options permitted MG SPV's and Heartland SPV's non-controlling interest holders, at any time on or after the earlier of (a) the fifth anniversary of the applicable closing date of such issuances and (ii) the occurrence of certain triggering events (an “MG Redemption” and “Heartland Redemption”, as applicable) to require MG SPV and Heartland SPV to redeem the non-controlling interest from the holder of such interest. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company classified the MG SPV and Heartland SPV non-controlling interests between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the MG SPV and Heartland SPV equity instruments were to become redeemable solely based on the passage of time, the Company determined that it was probable that the MG SPV and Heartland SPV equity instruments would become redeemable. The Company elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net loss in the consolidated financial statements. Rather, such adjustments are treated as equity transactions and adjustment to net loss in determining net loss available to common stockholders for the purpose of calculating earnings per share. On April 1, 2022, the Company redeemed the non-controlling interest holder's interest of MG SPV, and on May 26, 2022, the Company redeemed the non-controlling interest holder's interest of Heartland SPV.
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
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to simplify the accounting for convertible debt and other equity-linked instruments. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted this new guidance as of January 1, 2022, under the modified retrospective method. On January 20, 2022, our shareholders approved the issuance of shares of our common stock issuable upon the conversion of our then $155 million aggregate principal amount at maturity 6.25% Convertible Senior Notes due 2027 (the "Convertible Senior Notes"), and at that time, the $79 million derivative liabilities were recorded as additional paid-in capital.
Accounting pronouncements not yet adopted.
The Company has not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.
NOTE 3. MOBILE REFINERY ACQUISITION
On May 26, 2021, Vertex Operating entered into a Sale and Purchase Agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”) (the “Refinery Purchase Agreement”). On April 1, 2022 (the “Effective Date”), Vertex Operating assigned its rights to the Refinery Purchase Agreement to Vertex Refining Alabama LLC, a Delaware limited liability company (“Vertex Refining”) which is indirectly wholly-owned by the Company, and on the same date, Vertex Refining completed the acquisition of a Mobile, Alabama refinery (the “Mobile Refinery”) from Shell (the “Mobile Acquisition”). On the Effective Date, a total of $75 million (less $10 million previously paid) was paid by Vertex Refining in consideration for the acquisition of the Mobile Refinery, which amount was subject to customary purchase price adjustments and reimbursement for certain capital expenditures in the amount of approximately $0.4 million, $15.9 million for previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items, and $130 million in connection with the purchase of certain crude oil inventory and finished products owned by Shell and located at the Mobile Refinery on April 1, 2022. The Company also paid $8.7 million at closing pursuant to the terms of a Swapkit Purchase Agreement entered into with Shell on May 26, 2021 (the “Swapkit Agreement”), pursuant to which the Company agreed to fund a technology solution comprising the ecosystem required for the Company to run the Mobile Refinery after closing (the “Swapkit”). The Company incurred acquisition related costs consisting primarily of consulting and legal, which totaled $12.0 million in the years ended December 31, 2022 and were included in the Consolidated Statements of Operations in selling, general and administrative expenses.
The total $227.5 million purchase price and $12 million acquisition costs were funded by the $113 million proceeds from the $125 million of Term Loan, which issued on April 1, 2022, $100 million restricted cash which is the proceeds from the Convertible Senior Notes held in escrow and released on April 1, 2022 and $124.3 million of proceeds from Macquarie as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between Vertex Refining and Macquarie. Referred to “Note 15. Financing Arrangement” for more detailed information.
The following table summarizes the determination and recognition of assets acquired (in thousands):

	Financing Agreement	Vertex Acquisition	Total
Inventory	$124,311	$5,909	$130,220
Prepaid assets	—	147	147
Fixed assets	—	97,158	97,158
Total purchase price	$124,311	$103,214	$227,525

The following table presents summarized results of operations of the Mobile Refinery for the period from April 1, 2022 to December 31, 2022, which are included in the accompanying consolidated statement of operations for the period ended December 31, 2022 (in thousands):

For Nine Months Ended December 31, 2022
Revenue	$2,465,385
Net Income	$51,247
The following table presents unaudited pro forma results of operations reflecting the acquisition of the Mobile Refinery as if the acquisition had occurred as of January 1, 2020. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future (in thousands):

	For the Year Ended December 31,
	2022	2021
Revenue	$3,216,285	$1,975,500
Net income (loss)	$77,336	$(25,800)

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

Recently, the parties agreed to move the pending claims and defenses in the Texas state court lawsuit into the federal court lawsuit (i.e., Civil Action No. 4:21-CV-416). Both parties also sought to amend their pleadings to add additional claims. By order dated October 18, 2022, the Judge in the lawsuit, Judge Hanen largely granted these requests. As a result, Vertex was granted leave to add Penthol C.V. as a defendant. Penthol was granted leave to add claims for fraud and breach of contract relating to an assignment agreement, and add claims for misappropriation of trade secrets. All pending claims between the parties are now in the federal court action.
The parties recently conducted numerous depositions and substantial document discovery. Vertex has filed a motion for summary judgment, and Penthol has filed a motion for partial summary judgment, both of which are pending.
This case is pending, but is currently set for trial during the first quarter of 2023.
We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in the Penthol matter, we cannot estimate the range of possible losses from them (except as otherwise indicated).
Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. On April 1, 2022, we acquired the Mobile Refinery and during the nine months ended December 31, 2022, we reserved $1.4 million for environment clean up.
NOTE 5. REVENUES
The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Year ended December 31, 2022
	Refining & Marketing	Black Oil & Recovery *	Consolidated
Primary Geographical Markets
Gulf Coast	$2,606,644	$185,071	$2,791,715
Sources of Revenue
Refined products:
Gasolines	$627,081	$—	627,081
Jet Fuels	438,999	—	438,999
Diesel	940,095	—	940,095
Other refinery products (1)	364,065	163,095	527,160
Re-refined products:
Pygas	51,154	—	51,154
Metals (2)	—	16,356	16,356
Other re-refined products (3)	178,639	2,749	181,388
Services:
Terminalling	6,611	—	6,611
Oil collection services	—	2,871	2,871
Total revenues	$2,606,644	$185,071	$2,791,715

	Year ended December 31, 2021
	Refining & Marketing	Black Oil & Recovery *	Consolidated
Primary Geographical Markets
Gulf Coast	$93,230	$114,530	$207,760
Sources of Revenue
Refined products:
Gasolines	$23,928	$—	23,928
Diesel	54,263	—	54,263
Other refinery products (1)	—	85,253	85,253
Re-refined products:
Pygas	13,438	—	13,438
Metals (2)	—	23,707	23,707
Other re-refined products (3)	1,601	1,904	3,505
Services:
Oil collection services	—	3,666	3,666
Total revenues	$93,230	$114,530	$207,760

	Year ended December 31, 2020
	Refining & Marketing	Black Oil & Recovery *	Consolidated
Primary Geographical Markets
Gulf Coast	$35,805	$68,005	$103,810
Sources of Revenue
Refined products:
Gasolines	$8,658	$—	$8,658
Diesel	20,285	—	20,285
Other refinery products (1)	—	45,904	45,904
Re-refined products:
Pygas	6,627	—	6,627
Metals (2)	—	14,142	14,142
Other re-refined products (3)	235	3,593	3,828
Services:
Oil collection services	—	4,366	4,366
Total revenues	$35,805	$68,005	$103,810

* The Company has determined to combine the Black Oil and Recovery segments in the presentation above due to the revenue from such segment being less than 10% of the Company's total revenue after the Mobile Refinery acquisition. The Black Oil segment does not include the Heartland Assets and Operations and Leverage Lubricant Operations, which are presented herein as discontinued operations.
(1) Other refinery products include the sales of base oil, VGO (vacuum gas oil), cutterstock and Hydrotreated VGO and other petroleum products.
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
The Black Oil and Recovery segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; (e) the sale of VGO/marine fuel; (f) the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (g) revenues generated from trading/marketing of Group III Base Oils. The Black Oil and Recovery segment includes the Heartland Assets and Operations, which are presented herein as discontinued operations.
We also disaggregate our revenue by product category for each of our segments, as we believe such disaggregation helps depict how our revenue and cash flows are affected by economic factors.
Segment information for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

YEAR ENDED DECEMBER 31, 2022
	Refining and Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$2,370,240	$163,095	$—	$2,533,335
Re-refined products	229,793	19,105	—	248,898
Services	6,611	2,871	—	9,482
Total revenues	2,606,644	185,071	—	2,791,715
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,453,809	144,467	—	2,598,276
Depreciation and amortization attributable to costs of revenues	9,605	3,824	—	13,429
Gross profit	143,230	36,780	—	180,010
Selling, general and administrative expenses	83,001	17,241	27,540	127,782
Depreciation and amortization attributable to operating expenses	2,593	180	900	3,673
Income (loss) from operations	$57,636	$19,359	$(28,440)	$48,555

Total capital expenditures	$72,588	$2,924	$—	$75,512

YEAR ENDED DECEMBER 31, 2021
	Refining and Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$78,191	$85,253	$—	$163,444
Re-refined products	15,039	25,611	—	40,650
Services	—	3,666	—	3,666
Total revenues	93,230	114,530	—	207,760
Cost of revenues (exclusive of depreciation and amortization shown separately below)	89,570	89,216	—	178,786
Depreciation and amortization attributable to costs of revenues	509	3,534	—	4,043
Gross profit	3,151	21,780	—	24,931
Selling, general and administrative expenses	3,277	14,444	12,885	30,606
Loss on assets impairment	—	2,124	—	2,124
Depreciation and amortization attributable to operating expenses	434	234	1,013	1,681
Income (loss) from operations	$(560)	$4,978	$(13,898)	$(9,480)

Total capital expenditures	$—	$2,331	$—	$2,331

YEAR ENDED DECEMBER 31, 2020
	Refining and Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$28,943	$45,905	$—	$74,848
Re-refined products	6,862	17,734	—	24,596
Services	—	4,366	—	4,366
Total revenues	35,805	68,005	—	103,810
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,208	56,422	—	91,630
Depreciation and amortization attributable to costs of revenues	470	3,197	—	3,667
Gross profit	127	8,386	—	8,513
Selling, general and administrative expenses	2,529	12,953	4,894	20,376
Depreciation and amortization attributable to operating expenses	387	234	1,024	1,645
Loss from operations	(2,789)	(4,801)	(5,918)	(13,508)

Total capital expenditures	$—	$5,550	$—	$5,550
Total assets by segment were as follows (in thousands):

AS OF DECEMBER 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$410,975	$105,109	$173,301	$689,385

AS OF DECEMBER 31, 2021
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$16,012	$90,518	$159,530	$266,060

Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, certain prepaid assets, assets held for sale as well as cash.
NOTE 7. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at December 31 (in thousands):

	2022	2021
Accounts receivable trade	$36,098	$8,945
Allowance for doubtful accounts	$(1,550)	$(1,338)
Accounts receivable, net	$34,548	$7,607
Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.
Bad debt expense was $241.8 thousand, $825.6 thousand and $239.0 thousand for the years ended December 31, 2022, 2021 and 2020, respectively for the continued operations.
NOTE 8. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2022 and

2021, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2022, 2021, and 2020, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2022		2021		2020
	% of Revenues	% of Receivables	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	39%	11%	—%	—%	—%	—%
Customer 2	28%	23%	—%	—%	—%	—%
Customer 3	9%	28%	39%	26%	44%	16%
Customer 4	—%	—%	12%	9%	10%	6%
Customer 5	—%	—%	9%	8%	6%	7%
At December 31, 2022, 2021 and 2020, and for the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2022		% of Revenue by Segment 2021		% of Revenue by Segment 2020
	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery
Customer 1	42%	—%	—%	—%	—%	—%
Customer 2	30%	—%	—%	—%	—%	—%
Customer 3	4%	85%	—%	71%	3%	66%
Customer 4	—%	—%	27%	—%	28%	—%
Customer 5	—%	—%	20%	—%	17%	—%
As of and for the year ended December 31, 2022, the Company had one vendor which accounted for 49% of total purchases and 0% of total payables. One vendor represented 35% of total purchases and 20% payables as of and for the year ended December 31, 2021. As of and for the year ended December 31, 2020, the Company had two vendors which accounted for 22%, and 14% of total purchases and 32% and 0% of total payables, respectively.

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
NOTE 9. INVENTORY
The following table describes the Company's inventory balances by category as of December 31, (in thousands):

	As of December 31 2022	As of December 31, 2021
Crude oil	$59,131	$926
Refined products	74,311	4,729
Re-refined products	2,031	2,184
Total inventories	$135,473	$7,839

NOTE 10. INVENTORY FINANCING AGREEMENT

On April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all the Mobile Refinery inventory from Vertex Refining for $130 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement, discussed in detail below. The following table summarizes our outstanding obligations under our inventory financing agreements as of December 31, 2022 (in thousands):

December 31, 2022
Obligations under inventory financing agreement	$119,189
Unamortized financing cost	(1,250)
Obligations under inventory financing agreement, net	$117,939

The valuation of our obligations at the end of each reporting period requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations.
Supply and Offtake Agreement

On April 1, 2022 (the “Commencement Date”), Vertex Refining entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with Macquarie, pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022. On the Commencement Date, pursuant to the Inventory Sales Agreement discussed above, and in connection with the Supply and Offtake Agreement, Macquarie purchased from Vertex Refining all crude oil and finished products within the categories covered by the Supply and Offtake Agreement and the Inventory Sales Agreement, which were held at the Mobile Refinery and a certain specified third party storage terminal, which were previously purchased by Vertex Refining as part of the acquisition of the Mobile Refinery as discussed in greater detail above in Note 3. "Mobile Refinery Acquisition".

Pursuant to the Supply and Offtake Agreement, beginning on the Commencement Date and subject to certain exceptions, substantially all of the crude oil located at the Mobile Refinery and at a specified third party storage terminal from time to time will be owned by Macquarie prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Supply and Offtake Agreement, and subject to the terms and conditions and certain exceptions set forth therein, Macquarie will purchase from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and will own such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie takes title to the refined products stored in our storage tanks until they are sold. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it.

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

Pursuant to the Supply and Offtake Agreement, Vertex Refining and Macquarie are in discussions to cooperate to develop and document, procedures relating to the unwinding and termination of the agreement and related agreements, in the event of the expiration or early termination of the Supply and Offtake Agreement. The parties also agreed to use commercially reasonable efforts to negotiate mutually agreeable terms for Macquarie’s intermediating of renewable feedstocks and renewable diesel that will be utilized and/or produced by Vertex Refining in connection with and following the ongoing renewable diesel conversion project at the Mobile Refinery (including providing Macquarie a right of first refusal in connection therewith), for 90 days after the Commencement Date (the “RD Period”), which discussions are ongoing. If, by the end of the RD Period, Macquarie and Vertex Refining, each acting in good faith and in a commercially reasonable manner, have not been able to reach commercial agreement regarding the entry into a renewable diesel intermediation, Vertex Refining may elect to terminate the Supply and Offtake Agreement by providing notice of any such election to Macquarie; provided that no such election may be effective earlier than the date falling 90 calendar days following the date on which such notice is delivered. The agreement is also subject to termination upon the occurrence of certain events, including the termination of certain agreements relating to the delivery of crude oil to and the offtake of products from the Mobile Refinery. Upon an early termination of the Supply and Offtake Agreement, Vertex Refining is required to pay amounts relating to such termination to Macquarie including, among other things, outstanding unpaid amounts, amounts owing with respect to terminating transactions under the Supply and Offtake Agreement and related transaction documents, unpaid ancillary costs, and breakage costs, losses and out-of-pocket costs with respect to the termination, liquidation, maintenance or reestablishment, or redeployment of certain hedges put in place by Macquarie in connection with the transactions contemplated by the agreement, and Vertex Refining is required to pay other termination fees and amounts to Macquarie in the event of any termination of the agreement. Additionally, upon the termination of the Supply and Offtake Agreement, the outstanding obligations of Vertex Refining and Macquarie to each other will be calculated and reduced to an estimated net settlement payment which will be subject to true-up when the final settlement payment has been calculated following termination.

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

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	As of December 31, 2022	As of December 31, 2021
Prepaid insurance	$8,356	$2,638
Commodity derivative advance	5,472	556
Renewable volume obligation (RVO) assets	2,001	—
Other prepaid expenses	5,160	1,401
Independent deposit	10,329	—
Other current assets	5,342	$—
Total prepaid expenses & other current assets	$36,660	$4,595

NOTE 12. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	December 31, 2022	December 31, 2021
Equipment	7-20	$97,120	$38,654
Furniture and fixtures	7	86	106
Leasehold improvements	15	2,852	2,473
Office equipment	5	1,433	1,184
Vehicles	5	9,212	6,999
Building	20	2,334	274
Turnarounds	4	18,964	—
Construction in progress		96,765	10,484
Land		9,168	1,995
Total fixed assets		237,934	62,169
Less accumulated depreciation		(36,185)	(26,038)
Net fixed assets		$201,749	$36,131

Capitalized interest was $2.1 million, which related to a major construction project at Mobile Refinery, for the year ended December 31, 2022.
Depreciation expense was $11.1 million, $3.9 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively for the continued operations.
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
NOTE 13. INTANGIBLE ASSETS, NET
Components of intangible assets (subject to amortization) consist of the following items (in thousands):

		December 31, 2022			December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$978	$974	$4	$978	$940	$38
Vendor relations	10	4,778	4,575	203	4,778	4,199	579
Trademark/Trade name	15	887	608	279	887	550	337
TCEP Technology/Patent	15	13,287	8,838	4,449	13,287	7,952	5,335
Non-compete agreements	3	197	197	—	197	192	5
Software and cloud	3	9,387	2,495	6,892	538	180	358
		$29,514	$17,687	$11,827	$20,665	$14,013	$6,652
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $3.7 million, $1.7 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated future amortization expense is as follows:

2023	$4,060
2024	4,056
2025	1,761
2026	950
2027	760
Thereafter	240
$11,827
NOTE 14. ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued purchases	$21,185	$1,380
Accrued interest	1,488	1,594
Accrued compensation and benefits	6,530	1,082
Accrued income, real estate, sales and other taxes	1,102	343
RINS liabilities	51,355	—
Environmental liabilities - current	51	—
	$81,711	$4,399

The increase in accrued liabilities from December 31, 2022 is due to the operation of the Mobile Refinery, which was acquired on April 1, 2022.
NOTE 15. FINANCING ARRANGEMENTS
The Company's outstanding debt as of December 31, 2022 and December 31, 2021 is summarized as follows (in thousands):

Creditor	Loan Type	Balance on December 31, 2022	Balance on December 31, 2021
Convertible Senior Note	Note	$95,178	$155,000
Term Loan 2025	Loan	165,000	—
John Deere Note	Note	—	94
SBA Loan	SBA Loan	59	59
Various institutions	Insurance premiums financed	5,602	2,375
Principal amount of long-term debt		265,839	157,528
Less: unamortized discount and deferred financing costs		(81,918)	(90,984)
Total debt, net of unamortized discount and deferred financing costs		183,921	66,544
Less: current maturities, net of unamortized discount and deferred financing costs		(13,911)	(2,414)
Long term debt, net of current maturities		$170,010	$64,130

Future maturities of long-term debt, excluding financing lease obligations, as of December 31, 2022 are summarized as follows (in thousands):

Period Ended December 31,	Amount Due
2023	$13,911
2024	8,250
2025	148,500
2026	—
2027	95,178
Total	$265,839

Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 3.24% to 5.25% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $5,602 thousand at December 31, 2022 and $2,375 thousand at December 31, 2021.
Term Loan
On April 1, 2022 (the “Closing Date”), Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors (together with the Company, the “Initial Guarantors”); certain funds and accounts under management by BlackRock Financial Management, Inc. or its affiliates, as lenders (“BlackRock”), certain funds managed or advised by Whitebox Advisors, LLC, as lenders (“Whitebox”), certain funds managed by Highbridge Capital Management, LLC, as lenders (“Highbridge”), Chambers Energy Capital IV, LP, as a lender (“Chambers”), CrowdOut Capital LLC, as a lender (“CrowdOut Capital”), CrowdOut Credit Opportunities Fund LLC, as a lender (collectively with BlackRock, Whitebox, Highbridge, Chambers and CrowdOut Capital, the “Initial Lenders”); and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”).

Pursuant to the Loan and Security Agreement, the Initial Lenders agreed to provide a $125 million term loan to Vertex Refining (the “Initial Term Loan”), the proceeds of which, less agreed upon fees and discounts, were held in escrow prior to the Closing Date, pursuant to an Escrow Agreement. On the Closing Date, net proceeds from the term loans, less the agreed upon fees and discounts, as well as certain transaction expenses, were released from escrow to Vertex Refining in an aggregate amount of $94 million. Applicable interest rate is the Base Rate plus 9.25% per annum. The Base Rate is, for any day, the greater of (i) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (ii) the sum of the Federal Funds Rate for such day plus 1/2 of 1.0%. In no event shall the Base Rate be less than 1.0%.

On May 26, 2022, each of the Initial Guarantors (including the Company), Vertex OH, which is indirectly wholly-owned by the Company, Heartland SPV, and Tensile-Heartland (“Tensile-Heartland” together with Vertex OH and Heartland SPV, the “Additional Guarantors”, and the Additional Guarantors, together with the Initial Guarantors, the “Guarantors”, and the Guarantors, together with Vertex Refining, the “Loan Parties”), entered into an Amendment Number One to Loan and Security Agreement (“Amendment No. One to Loan Agreement”), with certain of the Lenders and CrowdOut Warehouse LLC, as a lender (the “Additional Lenders” and together with the Initial Lenders, the “Lenders”) and the Agent, pursuant to which, the amount of the Term Loan (as defined below) was increased from $125 million to $165 million, with the Additional Lenders providing an additional term loan in the amount of $40 million (the “Additional Term Loan”, and together with the Initial Term Loan, the “Term Loan”).

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

The Company used a portion of the proceeds from the Term Loan borrowing to pay a portion of the purchase price associated with the acquisition of the Mobile Refinery (see Note 3. “Mobile Refinery Acquisition”) acquired by Vertex Refining on April 1, 2022, and to pay certain fees and expenses associated with the closing of the Loan and Security Agreement and is required to use the remainder of the funds for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.
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
Amendment No. Two (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023, and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, is currently anticipated for mechanical completion during the first quarter of 2023; and (b) waived and extends certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
In addition, each of the New Subsidiary Guarantors also entered into a Guarantor Joinder, agreeing to be bound by the terms of the Loan and Security Agreement, and to guaranty the amounts owed thereunder.
Warrant Agreements and Derivative Liabilities
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
Each Warrant holder has a put right to require the Company to repurchase any portion of the warrants held by such holder concurrently with the consummation of such fundamental transaction. The fundamental transaction clause requires the warrants to be classified as liabilities. The fair value of the warrants is presented in “Note 20. Fair Value Measurements”, and warrant activities are presented in “Note 18. Stock Based Compensation and Warrants”.
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
A total of seventy-five percent (75%) of the net proceeds from the offering was placed into an escrow account to be released to the Company, upon the satisfaction of certain conditions, including the satisfaction or waiver of all of the conditions precedent to the Company’s obligation to consummate the Mobile Acquisition (collectively, the “Escrow Release Conditions”). The Mobile Acquisition was consummated on April 1, 2022, and the proceeds from the sale of the Convertible Senior Notes which were held in escrow were released on April 1, 2022.

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
The components of the Convertible Senior Notes are presented as follows (in thousands):

December 31, 2022
Principal Amounts	$155,000
Conversion of principal into common stock	(59,822)
Outstanding principal amount	95,178
Unamortized discount and issuance costs	(51,005)
Net Carrying Amount	$44,173
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES
Finance Leases
The Company's finance leases liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

Creditor	Balance on December 31, 2022	Balance on December 31, 2021
AVT Equipment Lease-Ohio	$—	$296
AVT Equipment Lease-HH	—	302
VRA Finance lease	45,311	—
Plaquemines	1,169	—
Harvey Ford	47	—
	$46,527	$598

Future maturities of finance lease obligations, as of December 31, 2022 are summarized as follows (in thousands):

Year Ended December 31,	Amount Due
2023	$1,363
2024	1,555
2025	1,743
2026	1,954
2027	2,152
Thereafter	37,760
Total	$46,527
On April 1, 2022, the Company entered into one finance lease. Base payments are $0.4 million per month for the first six months, increasing to $0.5 million per month for the next 180 months. The amount of the right of use assets is $43.2 million at December 31, 2022, and the finance lease obligation is $45.3 million at December 31, 2022.
On November 1, 2022, the Company entered into two finance leases. Payments are $25.5 thousand per month for five years and the amount of the finance lease obligation is $1.2 million at December 31, 2022. The amount of the right of use assets is $1.2 million at December 31, 2022.
On November 15, 2022, the Company entered into one finance lease. Payments are $931 per month for five year and the amount of the finance lease obligation is $47 thousand at December 31, 2022. The amount of the right of use assets is $54 thousand at December 31, 2022.
The associated amortization expense of continued operations for the years ended December 31, 2022, 2021 and 2020 were $2,290.7 thousand, $114 thousand and $68.7 thousand, respectively, and are included in depreciation and amortization on the audited consolidated statements of operations. The associated interest expense for the years ended December 31, 2022, 2021 and 2020, were $4,117.4 thousand, $99 thousand and $91.1 thousand, respectively, and are included in interest expense on the audited consolidated statements of operations.
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations and are reported net of lease income. Lease income is not material to the results of operations for the years ended December 31, 2022 and 2021.
On November 15, 2022, the Company entered into one operating lease. Base payments are $0.2 million per month for 15 months, then the lease is automatically renewable until either party provides a termination notice at least 90 days prior to the end of the then term. The Company elected 20 years for the lease term to estimate the total amount of the right of use assets and operating lease liabilities, which is $20 million as of December 31, 2022, respectively.
The following table summarizes the operating lease costs recognized (in thousands):

	Year Ended December 31,
Lease Cost Type	2022	2021	2020
Operating lease cost	$8,349	$5,566	$5,788
Variable lease cost	1,032	225	39
Short-term lease cost	950	1,322	1,398
Net lease cost	$10,331	$7,113	$7,225
Cash Flows
During the years ended December 31, 2022, 2021 and 2020, cash paid for amounts included in operating lease liabilities was $8.3 million, $5.6 million and $5.8 million, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $819 thousand, $844 thousand and $403 thousand during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2022 (in thousands):

	Facilities	Equipment	Plant	Railcar	Total
Year 1	$612	$262	$6,776	$1,362	$9,012
Year 2	464	262	6,775	1,014	8,515
Year 3	363	258	6,775	484	7,880
Year 4	302	255	6,776	375	7,708
Year 5	300	170	6,775	219	7,464
Thereafter	1,475	—	58,969	—	60,444
Total lease payments	3,516	1,207	92,846	3,454	101,023
Less: interest	(1,079)	(194)	(45,934)	(259)	(47,466)
Present value of lease liabilities	$2,437	$1,013	$46,912	$3,195	$53,557

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2022:

Remaining lease term and discount rate:	December 31, 2022
Weighted average remaining lease terms (years)
Lease facilities	5.00
Lease equipment	10.08
Lease plant	14.72
Lease railcar	2.86
Weighted average discount rate
Lease facilities	9.17%
Lease equipment	7.63%
Lease plant	10.49%
Lease railcar	8.00%
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
The largest facility lease has an initial term through 2032. That lease does not have an extension option. For the two plant leases both have multiple 5-year extension options for a total of 20 years. Two extension options have been included in the lease right to use asset and lease obligation at January 1, 2019. One terminal lease has an initial term through 2024, with an automatic extension option, unless terminated prior to 150 days before the end of the then current term, thus the lease has an estimated term of a total of 20 years.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.
NOTE 17. EQUITY
Common Stock

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2022 and December 31, 2021, there were 75,668,826 and 63,287,965, respectively, shares of common stock issued and outstanding.
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
During the year ended December 31, 2022, the Company issued 385,593 shares of common stock in connection with the conversion of Series A Convertible Preferred Stock into common stock, pursuant to the terms of such securities, issued 1,112,728 shares of the Company's common stock in exchange for warrants to purchase 1,500,000 shares of the Company's common stock with an exercise price of $2.25 per share, issued 96,074 shares of the Company's common stock upon the exercise of warrants to purchase 165,100 shares of the Company's common stock with an exercise price of $4.50 per share on a cash and cashless basis, and issued 10,165,149 shares of the Company's common stock upon conversion of $59,822,000 in Convertible Senior Notes. In addition, the Company issued 621,317 shares of common stock in connection with the exercise of options.
During the year ended December 31, 2021, the Company issued 12,840,622 shares of common stock in connection with the conversion and exchange of Series B1 and Series B Preferred Stock. In addition, the Company issued 1,799,590 shares of common stock in connection with the exercise of options. Also, the Company issued 3,092,912 shares of common stock in connection with the exercise of warrants.
During the year ended December 31, 2020, the Company issued 2,159,278 shares of common stock in connection with the conversion of Series B1 Preferred Stock into common stock, pursuant to the terms of such securities.
Warrant Exchange Agreement
On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP ("Tensile"). Pursuant to the agreement, Tensile agreed to exchange outstanding warrants to purchase 1,500,000 shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1,112,728 shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
Warrant Exercise
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
On July 22, 2022, the holders of warrants to purchase 100 shares of common stock exercised warrants to purchase 100 shares of the Company's common stock with an exercise price of $4.50 per share for cash and were issued 100 shares of common stock.
Conversion of Convertible Senior Notes
On May 26, 2022, May 27, 2022, May 31, 2022, and June 1, 2022, holders of an aggregate of $59,822,000 of the Company’s 6.25% Convertible Senior Notes due 2027, converted such notes into 10,165,149 shares of common stock of the Company pursuant to the terms of the Indenture.
Preferred Stock and Temporary Equity
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock was 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock was 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock was 17,000,000. As of December 31, 2022 and December 31, 2021, there were 0 and 385,601 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2022 and December 31, 2021, there were no Series B Preferred shares issued and outstanding. As of December 31, 2022 and December 31, 2021, there were no shares of Series B1 Preferred Stock issued and outstanding. There were no shares of Series C Preferred Stock issued or outstanding as of December 31, 2022 or 2021.
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
NOTE 18. STOCK BASED COMPENSATION AND WARRANTS
The stock based compensation cost that has been charged against income by the Company was $1,574 thousand, $863 thousand and $656 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, for options awarded by the Company.
Stock option activity for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value (in thousands)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2019	4,418	$1.95	6.25	$4,547	$3,420
Options granted	686	0.81	7.51	355
Options exercised	—	—	—	—
Options cancelled/forfeited/expired	—	—	—	—
Outstanding at December 31, 2020	5,104	$1.80	5.55	$4,902	$1,433
Exercisable at December 31, 2020	3,096	$2.14	4.84	$3,111	$1,433

Outstanding at December 31, 2020	5,104	$1.80	5.55	$4,902	$1,433
Options granted	1,321	1.93	9.00	2,067
Options exercised	(2,042)	1.50	—	(2,140)
Options cancelled/forfeited/expired	(189)	1.40	—	(147)
Outstanding at December 31, 2021	4,194	$1.73	6.37	$4,682	$15,951
Exercisable at December 31, 2021	1,716	$1.98	3.94	$1,707	$15,951

Outstanding at December 31, 2021	4,194	$1.73	6.37	$4,682	$15,951
Options granted	305	10.03	7.25	2,982
Options exercised	(653)	1.65	6.20	(756)
Options cancelled/forfeited/expired	(214)	1.48	—	(294)
Outstanding at December 31, 2022	3,632	$2.46	5.62	6,614	19,069
Exercisable at December 31, 2022	1,922	$1.87	3.75	$2,138	$19,069
On December 31, 2022, the Board of Directors accelerated the vesting in full of options to purchase 15,000 shares of common stock at an exercise price of $1.45 per share and 45,000 shares of common stock at an exercise price of $1.92 per share, which was part of the severance payable to a resigning director. The grant date fair value is $349.8 thousand which amount was expensed on December 31, 2022.

On May 12, 2022, the Board of Directors granted 27 employees and 1 officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer) options to purchase an aggregate of 212,021 and 28,813 shares of common stock, respectively, at an exercise price of $11.90 and $13.09 per share, respectively, with a ten year and five year term, respectively (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $2,586.8 thousand which amount is being amortized at the rate of $53.9 thousand per month.
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
As of December 31, 2022, there was $3.5 million of total unrecognized compensation cost. This cost is expected to be recognized over a weighted average period of 3.75 years.
A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2022, 2021 and 2020 is as follows:

WARRANTS ISSUED AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value (in thousands)

Outstanding at December 31, 2019	1,500	$2.25	8.70	$1,496
Warrants granted	—	—	0.00	—
Warrants exercised	—	—	0.00	—
Warrants canceled/forfeited/expired	—	—	0.00	—
Warrants at December 31, 2020	1,500	$2.25	7.70	$1,496
Exercisable at December 31, 2020	—	$—	7.70	$—

Outstanding at December 31, 2020	1,500	$2.25	7.70	$1,496
Warrants granted	—	—	0.00	—
Warrants exercised	—	—	0.00	—
Warrants canceled/forfeited/expired	—	—	0.00	—
Warrants at December 31, 2021	1,500	$2.25	6.70	$1,496
Exercisable at December 31, 2021	—	$—	6.70	$—

Outstanding at December 31, 2021	1,500	$2.25	6.70	$1,496
Warrants granted	3,000	5.30	4.77	25,670
Warrants exercised/exchanged	(1,665)	2.47	0.00	(2,865)
Warrants canceled/forfeited/expired	—	—	0.00	—
Warrants at December 31, 2022	2,835	$5.35	4.27	$24,301
Exercisable at December 31, 2022	2,835	$5.35	4.27	$24,301

See "Note 15. Financing Agreements" for a description of the warrants that were granted in conjunction with our Term loan.
NOTE 19. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2022, 2021, 2020, excludes: 1) options to purchase 3,633,303, 4,195,168 and 5,104,288 shares, respectively, of common stock, 2) warrants to purchase 2,834,900, 0 and 4,600,921 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 4,102,690 shares of common stock, 4) Series B1 Preferred Stock which is convertible into 7,399,649 shares of common stock, 5) Series A Preferred Stock which is convertible into 0, 385,601 and 419,859 shares of common stock, respectively, and 6) 22,237,854, 36,214,960 and 0 shares of common stock, respectively, which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes.
The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the year ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	2022	2021	2020
Basic income (loss) per Share
Numerator:
Net loss attributable to shareholders from continuing operations	$(17,035)	$(27,287)	$(32,064)
Net income attributable to shareholders from discontinued operations, net of tax	11,785	6,682	1,302
Net loss attributable to common shareholders	$(5,250)	$(20,605)	$(30,762)
Denominator:
Weighted-average common shares outstanding	70,686	56,303	45,509
Basic income (loss) per common shares
Continuing operations	$(0.24)	$(0.48)	$(0.70)
Discontinued operations, net of tax	0.17	0.12	0.03
Basic loss per share	$(0.07)	$(0.36)	$(0.67)

Diluted Income (Loss) per Share
Numerator:
Net loss attributable to shareholders from continuing operations	$(17,035)	$(27,287)	$(32,064)
Net income available to shareholders from discontinued operations, net of tax	11,785	6,682	1,302
Net loss available to common shareholders	$(5,250)	$(20,605)	$(30,762)
Denominator:
Weighted-average shares outstanding	70,686	56,303	45,509
Effect of dilutive securities
Stock options and warrants	—	—	—
Diluted weighted-average shares outstanding	70,686	56,303	45,509
Diluted income (loss) per common shares
Continuing operations	$(0.24)	$(0.48)	$(0.70)
Discontinued operations, net of tax	0.17	0.12	0.03
Diluted loss per share	$(0.07)	$(0.36)	$(0.67)

NOTE 20. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity	$—	$—	$—	$—
Derivative instruments, assets	—	—	—	—
Derivative instruments, liabilities
Commodity	242	—	—	242
Derivative warrants	—	—	14,270	14,270
Derivative warrants, liabilities	242	—	14,270	14,512
Total	$(242)	$—	$(14,270)	$(14,512)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity	$96	$—	$—	$96
Derivative instruments, assets	96	—	—	96
Derivative instruments, liabilities
Derivative warrants	—	—	75,211	75,211
Derivative warrants, liabilities	—	—	75,211	75,211
Total	$96	$—	$(75,211)	$(75,115)

Level 3 instruments include Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing arrangements". We revalued the 2,835 thousand warrants granted and outstanding at December 31, 2022 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants
Expected dividend rate	—%	—%
Expected volatility	105%	102%
Risk free interest rate	3.99%	3.99%
Expected term	5.0	5.5

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy for the nine months ended December 31, 2022 (in thousands):

Level Three Roll-Forward
2022
Balance at beginning of period	$75,211
April 1 warrants granted	22,795
May 26 warrants granted	2,874
Equity component of the convertible senior note	(78,789)
Change in valuation of warrants included in net income	(7,821)
Balance at end of period	$14,270

See Note 21 "Commodity Derivative Instruments", below for information on the impact on results of operations of our commodity derivative instruments.
NOTE 21.  COMMODITY DERIVATIVE INSTRUMENTS
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
The mark-to-market effects of these contracts as of December 31, 2022 and December 31, 2021 are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil options and future agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

December 31, 2022
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Nov. 2022 - Feb. 2023	$4.19	5	(42)
Swap	Nov. 2022 - Feb. 2023	$5.51	3	(27)
Future	Sept. 2022 - Dec. 2022	$32.14	25	76
Future	Sept. 2022 - Dec. 2022	$23.57	35	(92)
Future	Nov. 2022 - Feb. 2023	$33.71	10	(23)
Futures	Sept. 2022 - Dec. 2022	$23.75	10	30
Futures	Dec. 2022 - Mar. 2023	$36.08	35	(74)
Futures	Dec. 2022 - Apr. 2023	$35.97	1,000	(1,100)
Futures	Dec. 2022 - May. 2023	$35.81	1,000	(1,070)
Futures	Dec. 2022 - Jun. 2023	$35.60	1,000	2,080

December 31, 2021
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Options	Dec. 2021-Mar. 2022	$3.18	18	$136
Futures	Dec. 2021-Mar. 2022	$31.59	20	$71
Futures	Dec. 2021-Mar. 2022	$32.48	50	$(111)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of December 31, 2022 and 2021 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	2022	2021

	Crude oil future	$2,186	$—
	Crude oil options	$—	$136
	Crude oil swaps	$(69)	$—
	Crude oil futures	$(2,359)	$(40)
Derivative commodity asset (liability)		$(242)	$96

For the years ended December 31, 2022, 2021 and 2020, we recognized an $87,978 thousand loss, $2,258 thousand loss and $3,477 thousand gain, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 22. INCOME TAXES
The components of income tax (benefit) expense for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal tax expense	$—	$—	$(69)
State tax expense	(9)	—	—
Deferred:
Federal tax benefit	5,313	—	69
State tax benefit	1,867	—	—
Total federal tax benefit	$7,171	$—	$—
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense presented in the accompanying consolidated statements of operations was as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Statutory tax on book income	$(5,007)	$(5,216)	$(2,725)
Permanent differences	(293)	(574)	7
Change in derivative liability	—	2,382	(344)
Tensile transaction gain	—	—	1,745
Change in valuation allowance	325	7,930	1,236
PPP Loan Forgiveness	—	(887)	—
Non-Controlling Interest	(1,432)	(2,247)	—
State Income Tax Expense	(977)	(1,388)	—
Other	213	—	81
Income tax benefit	$(7,171)	$—	$—
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 is presented below (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
State net operating loss carry forwards	$1,411	$1,206
Accrued bonus and stock-based compensation	499	339
Basis of intangible assets	2,010	1,611
Bad debt/environmental reserve	771	329
Contribution carryover	75	60
Acquisition costs	1,807	884
Derivative liability - convertible note	—	18,884
Interest expense carryforward	13,215	926
Right to use asset	25,766	—
Partnership income	2,844	—
Net operating loss carry forwards	17,160	18,609
Less valuation allowance	(505)	(20,927)
Total deferred tax assets	$65,053	$21,921

	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Basis of fixed assets	$(21,393)	$(2,772)
Discount on convertible note	(11,820)	(17,576)
Right of use liability	(25,129)	—
Derivative liability	(2,970)	—
Partnership income	(1,243)	(1,573)
Total deferred tax liabilities	$(62,555)	$(21,921)

Net deferred tax assets	$2,498	$—
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2022 and 2021, valuation allowances of approximately $0.5 million and $20.9 million, respectively, have been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.
The Company is subject to examination by Federal and State tax authorities for fiscal years 2018 through 2022, except for utilization of net operating losses.
At December 31, 2022, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $81.7 million acquired as part of the April 2009 merger between World Waste Technologies, Inc. and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2022 reflect a reduction of approximately $24.1 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 will never expire.
NOTE 23. NON-CONTROLLING INTERESTS
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
The table below presents the reconciliation of changes in redeemable noncontrolling interest during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Beginning balance	$6,812	$5,473	$4,397
Net loss attributable to redeemable non-controlling interest	(38)	(653)	(177)
Change in ownership	—	—	71
Accretion of non-controlling interest to redemption value	428	1,992	1,182
Redemption of non-controlling interest	(7,202)	—	—
Ending balance	$—	$6,812	$5,473

Heartland Re-refining Complex
On May 26, 2022, the Company, through Vertex Splitter, acquired the 65% noncontrolling interest of Heartland SPV held by Tensile-Heartland from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $43.5 million, which was based on the value of the Class B Unit preference of Heartland SPV held by Tensile-Heartland, plus capital invested by Tensile-Heartland in Heartland SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of Heartland SPV, which in turn owned the Company’s Columbus, Ohio, re-refining complex.
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
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to Heartland SPV for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Beginning balance	$36,635	$26,139	$—
Initial carrying amount of non-controlling interest	—	—	11,909
Net income attributable to redeemable non-controlling interest	6,829	10,496	276
Accretion of non-controlling interest to redemption value	—	—	13,954
Redemption of non-controlling interest	(43,464)	—	—
Ending balance	$—	$36,635	$26,139

The amount of accretion of redeemable noncontrolling interest to redemption value of $428 thousand and $1,992 thousand for 2022 and 2021, respectively, was presented as an adjustment to net income attributable to Vertex Energy to arrive at net income available to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the period when the noncontrolling interest redeemed on April 1 and May 26, 2022, and the year ended December 31, 2021, respectively.
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

On July 1, 2021, Heartland SPV loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrued interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note were due on June 30, 2022 or within five (5) days of the closing of the UMO Sale Agreement described below (whichever is earlier), and could be prepaid at any time without penalty. In the event the Heartland Note is not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible. The Heartland Note was repaid in full on May 26, 2022.

NOTE 24. DISCONTINUED OPERATIONS

During the third quarter of 2021, the Company initiated and began executing a strategic plan to sell its UMO Business. An investment banking advisory services firm was engaged and actively marketed this segment. On June 29, 2021, we entered into an Asset Purchase Agreement (the “UMO Sale Agreement” and the transactions contemplated therein, the “UMO Sale Transaction” or the “UMO Sale”) with Vertex Operating, Vertex LA, Vertex OH, CMT, H&H Oil, as sellers, and Safety-Kleen Systems, Inc., as purchaser (“Safety-Kleen”), dated as of June 28, 2021. On September 28, 2021, the shareholders approved the proposed sale of its portfolio of used motor oil collection and recycling assets to Safety-Kleen pursuant to the UMO Sale Agreement.
On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the UMO Sale Agreement. In connection with the termination agreement, the Company paid Safety-Kleen a break-up fee of $3 million.
Vertex continued to explore opportunities for the sale of the UMO Business. Subsequent to the April 1, 2022 acquisition of the Mobile Refinery, our UMO Business operations no longer consist of ‘all or substantially all’ of our assets and as such, we determined that the sale of such operations does not reach a level that would require shareholder approval if sold under Nevada law. As such, the requirement to obtain shareholder approval for any subsequent sale of the UMO Business is no longer necessary.
The Company continued exploring opportunities to sell the UMO Business and believed it would sell such assets within a year. As described below under “Note 27. Subsequent Events”, on February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owns our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”).

Accordingly, the Company has presented this division (i.e., the Heartland Assets and Operations) as discontinued operations while reclassifying the other UMO Business operations out of assets held for sale, and all liabilities of the UMO Business out of liabilities held for sale, other than in connection with the Heartland Assets and Operations. See “Note 2. Summary of Significant Accounting Policies - Reclassification of Prior Year Presentation” for financial information that has been reclassified as continued operations.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For The Year Ended December 31
	2022	2021	2020
Revenues	$85,495	$58,248	$31,330
Cost of revenues (exclusive of depreciation shown separately below)	51,815	32,467	22,248
Depreciation and amortization attributable to costs of revenues	1,566	1,566	1,423
Gross profit	32,114	24,215	7,659
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	8,501	6,727	5,767
Depreciation and amortization expense attributable to operating expenses	251	251	251
Total Operating expenses	8,752	6,978	6,018
Income from operations	23,362	17,237	1,641
Other income (expense)
Interest expense	(39)	(59)	(63)
Total other expense	(39)	(59)	(63)
Income before income tax	23,323	17,178	1,578
Income tax expense	(4,683)	—	—
Net gain on sale of discontinued operations	27	—	—
Income from discontinued operations, net of tax	$18,667	$17,178	$1,578

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2022 and 2021 are as follows.

	December 31, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$7,490	$7,273
Inventory	1,674	1,444
Prepaid expenses	183	135
Total current assets	9,347	8,852

Property and equipment, at cost	19,746	15,480
Less accumulated depreciation	(9,140)	(8,052)
Property and equipment, net	10,606	7,428
Finance lease right-of-use assets	—	436
Operating lease right-of use assets	44	166
Intangible assets, net	563	814
Total noncurrent assets	11,213	8,844

Assets held for sale	$20,560	$17,696

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,750	$1,831
Accrued expenses	629	543
Finance lease liability-current	—	—
Operating lease liability-current	45	128
Total current liabilities	3,424	2,502

Operating lease liability-noncurrent	—	39
Total noncurrent liabilities	—	39

Liabilities held for sale	$3,424	$2,541

NOTE 25. RELATED PARTY TRANSACTIONS
The Company has a Related Party Transaction committee including at least two independent directors who review and pre-approve all related party transactions.
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a member of the Board of Directors and the Secretary of the Company, serves as a partner. During the years ended December 31, 2022, 2021 and 2020, we paid $607 thousand, $742 thousand, and $63 thousand, respectively, to such law firm for services rendered, which included the review and the drafting of documentation in connection with the Mobile Refinery purchase agreement.
NOTE 26.  JOINT VENTURES
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income of $49.7 thousand, $1.9 million and $1.1 million, respectively for the years ended December 31, 2022, 2021 and 2020, respectively, and then deducted the 49% or $24.4 thousand, $0.9 million and $0.5 million, respectively, of income attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.
NOTE 27. SUBSEQUENT EVENTS
Heartland Business Sale Agreement

On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex OH. Vertex Operating and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
Pursuant to the Sale Agreement, HPRM agreed to sell GFL all of its equity interests in Vertex OH, which owns our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”).
The transactions contemplated by the Sale Agreement closed on February 1, 2023.
The purchase price for the transaction was $90 million (the “Purchase Price”), paid in cash, subject to certain customary adjustments for net working capital, taxes and assumed liabilities. We also entered into a transition services agreement, restrictive covenant agreement and, through our subsidiary Vertex Refining LA, LLC, a used motor oil supply agreement with GFL in connection with the sale.
The Sale Agreement includes representations and warranties, confidentiality obligations, and covenants of the parties customary for a transaction of this nature and size. The Sale Agreement also provides for indemnification rights of the parties with respect to, among other things, breaches of representations, warranties or covenants by the parties; failures to perform covenants or agreements; transfer taxes; and pre (HPRM)-and-post (GFL) closing operations of the Heartland Refinery, subject to certain limitations, caps and minimum thresholds.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement.
Term Loans Paydown
On February 7, 2023, the Company made a paydown of $11.1 million to the Term Loan.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022, the end of the fiscal period covered by this Report. As of December 31, 2022, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2022. Management’s evaluation was based on certain material weaknesses in internal control over financial reporting which existed as of December 31, 2022, as discussed below.
The Company’s independent registered public accounting firm, Ham, Langston & Brezina, L.L.P., that audited the financial statements included in this Report, has issued an attestation report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We acquired the Mobile Refinery on April 1, 2022 and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Vertex Refinery Alabama, LLC., subsidiary. this subsidiary's total assets and total revenues represented approximately 72% and 86%, respectively, of our consolidated financial statements amounts as of and for the year ended December 31, 2022.
Management has determined that the Company continues to have the following material weaknesses in its internal control over financial reporting as of December 31, 2022:

Control Activities - The Company did not have adequate selection and development of effective control activities, general controls over technology and effective policies and procedures. These deficiencies attributed to the following individual control activities:
•The Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the internal control over financial reporting. Specifically, we did not design and maintain controls to ensure appropriate segregation of duties, adequately restricted user access to certain financial applications and data to appropriate Company personnel, and monitoring of IT control activities. These IT deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected,
•The Company did not maintain controls over the documentation relating to the accounting for revenue transactions, specifically procedures over the existence and completeness of contracts and contract modifications.
While the deficiencies described above did not result in a material adjustment to our consolidated financial statements, the material weaknesses created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements and related disclosures that would not be prevented or detected on a timely basis.
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
Management believes that it has made significant progress with the Company’s remediation plans and will continue to take measures in 2023 to remediate these material weaknesses. In addition, under the direction of the Audit Committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

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

Changes in Internal Control over Financial Reporting
In addition to the ongoing remediation efforts described above, the Company concluded that seven of the material weaknesses identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (discussed below) have been remediated (the “Remediated Material Weaknesses”):
•Entity Level Activities - The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company has identified deficiencies in the principles associated with the control environment of the COSO framework.
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
Except as noted, there were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2022, the Company completed the implementation of the following remedial measures designed to address the Remediated Material Weaknesses and as part of the Company’s ongoing remediation efforts with respect to previously disclosed material weaknesses.
•Entity Level Controls – The Company enhanced its reporting structure and increased the number of qualified resources in roles of internal control over financial reporting. The Company established formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting and established a governance committee and procedures to monitor internal control oversight and performance.
•Segregation of duties over journal entry – The Company implemented enhanced designed of controls and review activities to appropriate business owners to maintain effective segregation of duties.
•Key reports in financial reporting – The Company enhanced key spreadsheet calculations, established formal and repeatable review procedures and maintained evidence of review over the Company’s documentation of completeness and accuracy.
•Period end financial reporting – The Company redesigned controls to enhance procedures and control precision levels to detect potential misstatements in period end financial statements.

•Inventory transactions – The Company established formal processes and controls to document controls over the existence, completeness, and accuracy of data included in various reports and spreadsheets that support inventory accounts.
•Treasury transactions – The Company implemented enhanced control and review activities for the documentation of treasury transactions.
•Income tax – The Company enhanced specific review procedures over the income tax provision and related disclosures, including strengthening the Company’s documentation standards and technical oversight.
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. Except for information or data specifically incorporated herein by reference under Items 10 through 14, below, other information and data appearing in our 2023 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this Report.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2023 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and "Equity Compensation Plan Information" in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is Ham, Langston & Brezina, L.L.P., Houston, Texas; PCAOB ID#298. The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

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
(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
2.1¥£	Sale and Purchase Agreement dated May 26, 2021, by and between Vertex Operating Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Chemical LP and/or Shell Oil Company		8-K	2.1	5/27/2021	001-11476
3.1	Restated Articles of Incorporation of Vertex Energy, Inc	X
3.2	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	4/29/2019	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
4.3	Warrant Agreement dated April 1, 2022, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.3	4/7/2022	001-11476
4.4	Warrant Agreement dated May 26, 2022, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	5/27/2022	001-11476
4.5	Description of Securities of the Registrant	X
10.1£	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		10-K	10.1	3/14/2022	001-11476
10.2	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.3	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2013	001-11476
10.4	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.5	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.6	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.7	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.8	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	8/14/2014	001-11476
10.9	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	8/14/2014	001-11476
10.12	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.13£	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		10-K	10.13	3/14/2022	001-11476
10.14£	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		10-K	10.15	3/14/2022	001-11476
10.15	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	2.1	10/29/2019	001-11476
10.21	Vertex Energy, Inc. 2020 Equity Incentive Plan		8-K	10.2	6/23/2020	001-11476
10.22	Form of 2019 Equity Incentive Plan Stock Option Agreement		8-K	10.3	6/23/2020	001-11476
10.25	Form of 2019 Equity Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	2/25/2021	333-253523
10.26	Form of 2020 Equity Incentive Plan Stock Option Agreement***		S-8	4.5	2/25/2021	333-253523
10.27	Form of 2020 Equity Incentive Plan Restricted Stock Grant Agreement***		S-8	4.6	2/25/2021	333-253523
10.40	Master Offtake Agreement between Vertex Refining Alabama LLC and Idemitsu Apollo Renewable Corp. dated February 4, 2022, and executed February 14, 2022		8-K	10.1	2/17/2022	001-11476
10.41	Form of Continuing Guaranty between Idemitsu Apollo Renewable Corp. and Idemitsu Kosan Co., Ltd.		8-K	10.2	2/17/2022	001-11476
10.43	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Heartland Acquisition Corporation and Vertex Splitter Corporation		8-K	10.1	3/3/2022	001-11476
10.44	Purchase and Sale Agreement dated February 25, 2022, by and between Tensile-Vertex Holdings, LLC, Tensile-Myrtle Grove Acquisition Corporation and Vertex Splitter Corporation		8-K	10.2	3/3/2022	001-11476
10.45	Second Amendment to $7,000,000 Promissory Note dated and effective February 25, 2022 by and between Vertex Energy Operating, LLC and HPRM LLC		8-K	10.4	3/3/2022	001-11476
10.46%	Loan and Security Agreement dated April 1, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	4/7/2022	001-11476
10.47	Intellectual Property Security Agreement dated April 1, 2022, by and between Vertex Energy Operating, LLC, as grantor and Cantor Fitzgerald Securities, as administrative and collateral agent for the lenders		8-K	10.2	4/7/2022	001-11476
10.48	Collateral Pledge Agreement dated April 1, 2022, by and among Vertex Energy Inc., Vertex Refining Alabama LLC, each of Vertex Energy, Inc.’s direct and indirect subsidiaries party thereto and Cantor Fitzgerald Securities, as collateral agent for the lenders		8-K	10.3	4/7/2022	001-11476
10.49	Supply and Offtake Agreement dated April 1, 2022, by and between Macquarie Energy North America Trading Inc. and Vertex Refining Alabama LLC		8-K	10.4	4/7/2022	001-11476
10.50	Intercreditor Agreement dated April 1, 2022, among Cantor Fitzgerald Securities, as the term loan agent, Macquarie Energy North America Trading Inc., as the intermediation facility secured party, Vertex Refining Alabama LLC, and the other grantors party thereto		8-K	10.5	4/7/2022	001-11476
10.51	Guaranty between Vertex Energy, Inc. and Macquarie Energy North America Trading Inc., dated April 1, 2022		8-K	10.6	4/7/2022	001-11476
10.52	Pledge and Security Agreement dated April 1, 2022, between Vertex Alabama Refining LLC, and Macquarie Energy North America Trading Inc.		8-K	10.7	4/7/2022	001-11476
10.53	Registration Rights Agreement dated April 1, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants		8-K	10.8	4/7/2022	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.54	Inventory Sales Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.11	4/7/2022	001-11476
10.55	Crude Oil & Hydrocarbon Feedstock Supply Agreement dated April 1, 2022, by and between Vertex Refining LLC and Shell Trading (US) Company		8-K	10.12	44677	001-11476
10.56	Storage & Services Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.13	4/26/2022	001-11476
10.57£	ULSD/Gasoline Offtake Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Equilon Enterprises LLC, dba Shell Oil Products US		8-K	10.14	4/26/2022	001-11476
10.58	Amended and Restated Registration Rights Agreement dated May 26, 2022, between Vertex Energy Inc. and each of the holders of the Lender Warrants		8-K	10.2	5/27/2022	001-11476
10.59	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant***		8-K	10.1	6/14/2022	001-11476
10.60	Amendment No. 1 to the First Amended and Restated Registration Rights Agreement dated June 15, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants		8-K	10.2	6/21/2022	001-11476
10.61%	Amendment Number One to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	44708	001-11476
10.62%	Amendment Number Two to Loan and Security Agreement dated September 30, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	44839	001-11476
10.63	Guarantor Joinder dated September 30, 2022, relating to that certain Loan and Security Agreement dated April 1, 2022, as amended from time to time, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.2	10/5/2022	001-11476
10.64	Executive Employment Agreement dated December 12, 2022, by and between Vertex Energy, Inc. and Benjamin P. Cowart***		8-K	10.2	12/14/2022	001-11476
10.65	Executive Employment Agreement dated December 13, 2022, by and between Vertex Energy, Inc. and Chris Carlson***		8-K	10.3	44909	001-11476
10.66	Executive Employment Agreement dated December 12, 2022, by and between Vertex Energy, Inc. and James Rhame***		8-K	10.4	44909	001-11476
10.67	Executive Employment Agreement dated December 12, 2022, by and between Vertex Energy, Inc. and Alvaro Ruiz***		8-K	10.5	44909	001-11476
10.68	Amendment Number Three to Loan and Security Agreement dated January 8, 2023, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	1/12/2023	001-11476
10.69	Form of Guarantor Joinder relating to that certain Loan and Security Agreement dated April 1, 2022, as amended from time to time, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.2	1/12/2023	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Charters of the Compensation Committee; Audit Committee; Nominating and Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.2	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.3	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.2	9/30/2014	001-11476
99.4	Charter of the Nominating, Corporate Governance and Environmental, Social, and Governance Committee		8-K	99.1	12/14/2022	001-11476
99.5	Vertex Energy, Inc. Clawback and Forfeiture Policy		8-K	99.2	12/14/2022	001-11476
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*	X
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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: March 1, 2023	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2023	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer, (Principal Executive Officer) President and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Timothy C. Harvey	By:	/s/ Karen Maston
	Timothy C. Harvey Director		Karen Maston Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Odeh Khoury
Odeh Khoury
Director

Date:	March 1, 2023