Form 10-Q
period 2023-03-31
Vertex Energy Inc.
filed 2023-05-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes  ☑ No

As of May 8, 2023, there were 75,934,197 shares of common stock issued and outstanding.

GLOSSARY OF TERMS
Please see the “Glossary” beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023 (the "Annual Report"), for a list of abbreviations and definitions used throughout this Report. In addition, unless the context otherwise requires and for the purposes of this report only:
•“No. 2 Oil” is a high sulfur diesel oil, which is used in off-road equipment and in the marine industry such as tug boats and ships. It is also used to blend fuel oil and has multiple applications to fuel furnaces (“boilers”). It is a low viscosity, flammable liquid petroleum product.
•“No. 6 Oil” is a lesser grade of oil than No. 2 oil, it is used only in certain applications.
•“Adjusted gross margin” is gross profit (loss) plus unrealized gain or losses on hedging activities and inventory adjustments.
•“Adjusted gross margin per barrel of throughput” is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
•“Adjusted EBITDA” represents net income (loss) from operations plus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
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
•“Blendstock” is a bulk liquid component combined with other materials to produce a finished petroleum product.
•“BPD” (also “bpd”) is the abbreviated form for barrels per day. This can refer to designed or actual capacity/throughput.
•“Collectors” are typically local businesses that purchase used oil from generators and provide on-site collection services.
•“Crack” means breaking apart crude oil into its component products, including gases like propane, heating fuel, gasoline, light distillates like jet fuel, intermediate distillates like diesel fuel and heavy distillates like grease.
•“Cracking” refers to the process of breaking down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of heat, pressure, and sometimes a catalyst.
•“Crack spread” is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our fuel gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil.

•“Crack Spread USGC 2-1-1” represents the calculation of the crack spread that we believe most closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline and one barrel of USGC ULSD.
•“Cutterstock” also known as “cutter stock”, refers to any stream that is blended to adjust various properties of the resulting blend.
•“Distillates” are finished fuel products such as diesel fuels, jet fuel and kerosene.
•“Feedstock” is a product or a combination of products derived from crude oil and destined for further processing in the refining or re-refining industries. It is transformed into one or more components and/or finished products.
•“Fuel Gross Margin” is defined as gross profit (loss) plus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in cost of revenues including realized and unrealized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), inventory adjustments, fuel financing costs and other revenues and cost of sales items.
•“Fuel Gross Margin Per Barrel of Throughput” is calculated as fuel gross margin divided by total throughput barrels for the period presented.
•“Gasoline Blendstock” is naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes (an organic compound with properties similar to a butane).
•“Generator” means any person, by site, whose act or process produces used oil or whose act first causes used oil to become subject to regulation. Generators can be service stations, governments or other businesses that produce or receive used oil.
•“Group III base oils” are greater than 90 percent saturates, with less than 0.03 percent sulfur and with a viscosity index above 120. Although made from crude oil, Group III base oils are sometimes described as synthesized hydrocarbons.
•“Hydrocarbons” are an organic compound consisting entirely of hydrogen and carbon. When used in the Company’s filings the term generally refers to crude oil and its derivatives.
•“Hydrotreating” means processing feedstock with hydrogen to remove impurities such as sulfur, chlorine, and oxygen and to stabilize the end product.
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
•“Lubricating Base Oil” is a crude oil derivative used for lubrication.
•“Marine Diesel Oil” is a blend of petroleum products that is used as a fuel in the marine industry.

•“MBL” means one thousand barrels.
•“Metals” consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption. Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition. These materials are segregated, processed, cut up, and sent back to a steel mill for re-purposing.
•“Naphthas” refers to any of various volatile, highly flammable liquid hydrocarbon mixtures used chiefly as solvents and diluents and as raw materials for conversion to gasoline.
•“Oil collection services” include the collection, handling, treatment, and transacting of used motor oil and related products which contain used motor oil (such as oil filters and absorbents) acquired from customers.
•“Olefins” are hydrotreated VGO.
•“Other refinery products” include the sales of asphalt, condensate, recovered products, and other petroleum products.
•“Processors” are entities (usually re-refineries) which utilize a processing technology to convert used oil or petroleum by-products into a higher-value feedstock or end-product.
•“Pygas” or pyrolysis gasoline, is a product that can be blended with gasoline as an octane booster or distilled and separated into its components, including benzene and other hydrocarbons.
•“Re-Refined Base Oil” is the end product of used oil that is first cleansed of its contaminants, such as dirt, water, fuel, and used additives through vacuum distillation. The oil is also generally hydrotreated to remove any remaining chemicals. This process is very similar to what traditional oil refineries do to remove base oil from crude oil. Finally, the re-refined oil is combined with a fresh additive package by blenders to bring it up to industry performance levels.
•“Re-Refining” refers to the process or industry which uses refining processes and technology with used oil as a feedstock to produce high-quality base stocks and intermediate feedstocks for lubricants, fuels, and other petroleum products.
•“Refining” is the process of purification of a substance. The refining of liquids is often accomplished by distillation or fractionation. Gases can be refined in this way as well, by being cooled and/or compressed until they liquefy. Gases and liquids can also be refined by extraction with a selective solvent that dissolves away either the substance of interest, or the unwanted impurities.
•“Refining Adjusted EBITDA” represents income (loss) from operations plus depreciation and amortization, unrealized gains and losses on hedging activities, gain and loss on intermediation agreement, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
•“Reformate” is a gasoline blending stock produced by catalytic reforming.
•“Renewable Diesel” or “RD” means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.
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

•“Toll Processing/Third Party Processing” is refining or petrochemicals production done on a fee basis. A plant owner puts another party’s feedstock through his equipment and charges for this service. A portion of the product retained by the processor may constitute payment. This form of compensation occurs frequently in refining because the feedstock supplier often is interested in retaining only one part of the output slate.
•“Transmix” is a mix of transportation fuels, usually gasoline and diesel, created by mixing different specification products during pipeline transportation, stripping fuels from barges and bulk fuel terminals. Transmix processing plants distill the transmix back into specification products, such as unleaded gasoline and diesel fuel.
•“UMO” is the abbreviation for used motor oil.
•“USGC CBOB” is the abbreviation for U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced.
•“USGC ULSD” is the abbreviation for U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur.
•“Used Oil” are any oil that has been refined from crude oil, or any synthetic oil that has been used, and as a result of use or as a consequence of extended storage or spillage has been contaminated with physical or chemical impurities. Examples of used oil include used motor oil, hydraulic oil, transmission fluid, and diesel and transformer oil.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
diVERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$86,689	$141,258
Restricted cash	8,429	4,929
Accounts receivable, net	57,908	34,548
Inventory	188,026	135,473
Derivative commodity asset	14	—
Prepaid expenses and other current assets	52,504	36,660
Assets held for sale, current	—	20,560
Total current assets	393,570	373,428

Fixed assets, net	272,310	201,749
Finance lease right-of-use assets	58,319	44,081
Operating lease right-of use assets	68,635	53,557
Intangible assets, net	10,768	11,827
Deferred taxes assets	—	2,498
Other assets	2,335	2,245
TOTAL ASSETS	$805,937	$689,385

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable	$32,001	$20,997
Accrued expenses	104,196	81,711
Finance lease liability-current	1,916	1,363
Operating lease liability-current	13,137	9,012
Current portion of long-term debt, net	9,609	13,911
Obligations under inventory financing agreements, net	106,905	117,939
Derivative commodity liability	—	242
Liabilities held for sale, current	—	3,424
Total current liabilities	267,764	248,599

Long-term debt, net	161,470	170,010
Finance lease liability-long-term	59,325	45,164
Operating lease liability-long-term	55,498	44,545
Deferred tax liabilities	16,261	—
Derivative warrant liability	23,455	14,270
Other liabilities	1,377	1,377
Total liabilities	585,150	523,965

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

	March 31, 2023	December 31, 2022
EQUITY

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 75,834,826 and 75,668,826 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	76	76
Additional paid-in capital	280,126	279,552
Accumulated deficit	(62,030)	(115,893)
Total Vertex Energy, Inc. shareholders' equity	218,172	163,735
Non-controlling interest	2,615	1,685
Total equity	220,787	165,420
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$805,937	$689,385

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues	$691,142	$74,537
Cost of revenues (exclusive of depreciation and amortization shown separately below)	619,352	60,990
Depreciation and amortization attributable to costs of revenues	4,337	1,027
Gross profit	67,453	12,520

Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	41,942	12,149
Depreciation and amortization attributable to operating expenses	1,016	409
Total operating expenses	42,958	12,558
Income (loss) from operations	24,495	(38)
Other income (expense):
Other income	1,653	472
Loss on change in value of derivative warrant liability	(9,185)	(3,579)
Interest expense	(12,477)	(4,221)
Total other expense	(20,009)	(7,328)
Income (loss) from continuing operations before income tax	4,486	(7,366)
Income tax benefit (expense)	(1,013)	—
Income (loss) from continuing operations	3,473	(7,366)
Income from discontinued operations, net of tax (see note 23)	50,340	6,557
Net income (loss)	53,813	(809)
Net loss attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(50)	(68)
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	—	3,807
Net income (loss) attributable to Vertex Energy, Inc.	53,863	(4,548)

Accretion of redeemable noncontrolling interest to redemption value from continued operations	—	(421)

Net income (loss) attributable to common shareholders from continuing operations	3,523	(7,719)
Net income attributable to common shareholders from discontinued operations, net of tax	50,340	2,750
Net income (loss) attributable to common shareholders	$53,863	$(4,969)

Basic income (loss) per common share
Continuing operations	$0.05	$(0.12)
Discontinued operations, net of tax	0.66	0.04
Basic income (loss) per common share	$0.71	$(0.08)

Diluted income (loss) per common share
Continuing operations	$0.04	$(0.12)
Discontinued operations, net of tax	0.64	0.04
Diluted income (loss) per common share	$0.68	$(0.08)

Shares used in computing earnings per share
Basic	75,689	63,372
Diluted	78,996	63,372

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands, except par value)
(UNAUDITED)

Three Months Ended March 31, 2023
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2023	75,670	$76	—	$—	$279,552	$(115,893)	$1,685	$165,420
Exercise of options	166	—	—	—	209	—	—	209
Stock based compensation expense	—	—	—	—	365	—	—	365
Non controlling shareholder contribution	—	—	—	—	—	—	980	980
Net income (loss)	—	—	—	—	—	53,863	(50)	53,813
Balance on March 31, 2023	75,836	$76	—	$—	$280,126	$(62,030)	$2,615	$220,787

Three Months Ended March 31, 2022
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2022	63,288	$63	386	$—	$138,620	$(110,614)	$1,997	$30,066
Exercise of options	60	—	—	—	76	—	—	76
Exercise of warrants	1,113	1	—	—	(1)	—	—	—
Stock based compensation expense	—	—	—	—	250	—	—	250
Conversion of Series A Preferred stock to common	5	—	(5)	—	—	—	—	—
Equity component of the convertible note issuance, net	—	—	—	—	78,789	—	—	78,789
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(422)	—	(422)
Net income (loss)	—	—	—	—	—	(4,548)	3,739	(809)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,769)	(3,769)
Balance on March 31, 2022	64,466	$64	381	$—	$217,734	$(115,584)	$1,967	$104,181

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income (loss)	$53,813	$(809)
Income from discontinued operations, net of tax	50,340	6,557
Income (loss) from continuing operations	3,473	(7,366)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities
Stock based compensation expense	365	250
Depreciation and amortization	5,353	1,436
Deferred income tax expense	1,013	—
(Gain) loss on sale of assets	3	(57)
Increase (decrease) in allowance for bad debt	882	(22)
Increase in fair value of derivative warrant liability	9,185	3,579
(Gain) loss on commodity derivative contracts	(1,516)	3,487
Net cash settlements on commodity derivatives	3,519	(5,497)
Amortization of debt discount and deferred costs	4,572	1,771
Changes in operating assets and liabilities
Accounts receivable and other receivables	(26,291)	(4,045)
Inventory	(52,553)	(11,096)
Prepaid expenses and other current assets	(18,103)	(722)
Accounts payable	11,005	11,224
Accrued expenses	22,486	(304)
Other assets	(44)	(1,301)
Net cash used in operating activities from continuing operations	(36,651)	(8,663)
Cash flows from investing activities
Investment in Mobile Refinery assets	—	(6,427)
Purchase of fixed assets	(73,936)	(388)
Proceeds from sale of discontinued operation	87,238	—
Proceeds from sale of fixed assets	—	132
Net cash provided by (used in) investing activities from continuing operations	13,302	(6,683)
Cash flows from financing activities
Payments on finance leases	(310)	(98)
Proceeds from exercise of options and warrants to common stock	209	77
Contributions received from noncontrolling interest	980	—
Net change on inventory financing agreements	(11,284)	—
Payments on note payable	(17,165)	(1,376)
Net cash used in financing activities from continuing operations	(27,570)	(1,397)

Discontinued operations:
Net cash provided by (used in) operating activities	(150)	4,672
Net cash used in investing activities	—	(9)
Net cash provided by (used in) discontinued operations	(150)	4,663

Net decrease in cash, cash equivalents and restricted cash	(51,069)	(12,080)
Cash, cash equivalents, and restricted cash at beginning of the period	146,187	136,627
Cash, cash equivalents, and restricted cash at end of period	$95,118	$124,547

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)
(Continued)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same amounts shown in the consolidated statements of cash flows (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022

Cash and cash equivalents	$86,689	$24,050
Restricted cash	8,429	100,497
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$95,118	$124,547

SUPPLEMENTAL INFORMATION
Cash paid for interest	$10,124	$15
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equity component of the convertible note issuance	$—	$78,789
ROU assets obtained from new finance leases	$15,024	$—
ROU assets obtained from new operating leases	$15,078	$—
Accretion of redeemable noncontrolling interest to redemption value	$—	$421

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company focused on the production and distribution of conventional and alternative fuels. We operate used motor oil processing plants in Houston, Texas, Port Arthur, Texas, Marrero, Louisiana, and Columbus, Ohio.
As of April 1, 2022, we own a refinery in Mobile, Alabama (the “Mobile Refinery”) with an operable refining capacity of 75,000 barrels per day (“bpd”) and more than 3.2 million barrels of storage capacity. The total purchase consideration was $75.0 million in cash plus $16.3 million in previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items. At the time of the acquisition, the Company also purchased $130.0 million in hydrocarbon inventories of which $124.0 million were financed under an inventory financing agreement. See Note 3 “Mobile Refinery Acquisition” and Note 10 “Inventory Financing Agreement” for additional information.
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 1, 2023 (the "Form 10-K").
The March 31, 2022 statement of operations was retroactively restated from the unaudited financial statements of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, to account for the change for our discontinued business, see Note 23 "Discontinued Operations". In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. All significant intercompany transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2022 as reported in Form 10-K have been omitted.
Used Motor Oils Business ("UMO Business")
As of December 31, 2022, our UMO Business consisted of our used oil refinery in Marrero, Louisiana, our Heartland used oil refinery in Ohio, our H&H and Heartland used motor oil (UMO) collections business; our oil filters and absorbent materials recycling facility in East Texas; and the rights to a lease at the Cedar Marine terminal in Baytown, Texas. The UMO Business is presented as part of our Black Oil segment in our consolidated financial statements.
On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our wholly-owned subsidiary, which owns the Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). Vertex Operating and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”).
The transactions contemplated by the Sale Agreement closed on February 1, 2023 with a net cash settlement of $87.3 million.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement.
As a result of the above, the Company determined to present the Heartland Assets and Operations as discontinued operations as of December 31, 2022 and for the quarters ended March 31, 2023 and 2022.

Use of Estimates
The preparation of generally accepted accounting principles in the United States (“GAAP”) financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates. Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $7.2 million of net income from discontinued operations to continued operations in the accompanying three months ended March 31, 2022 Consolidated Statement of Operations. Refer to “Note 23. Discontinued Operations” for more detailed information.
NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash as of March 31, 2023, consisted of a $6.8 million deposit in a bank for financing of a short-term equipment lease, a $1.5 million deposit in a bank for possible liabilities related to the Heartland Assets and Operations sale, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. Restricted cash as of December 31, 2022, consisted of a $4.8 million deposit in a bank for financing of a short-term equipment lease, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card.
New Accounting Pronouncements
The Company has not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

NOTE 3. MOBILE REFINERY ACQUISITION
On April 1, 2022, the Company completed the acquisition of a 75,000 bpd crude oil refinery located ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) from Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”)(the “Mobile Acquisition”), which provided the Company the opportunity to enter the crude oil refining industry. Total consideration for the acquisition was approximately $227.5 million, of which $124.3 million was paid by Macquarie Energy North America Trading, Inc (“Macquarie”) as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between our wholly-owned subsidiary, Vertex Refining, NV, LLC (“Vertex Refining”), and Macquarie. Refer to “Note 10. Inventory Financing Arrangement” for more detailed information.
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
Doucet litigation:

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
Penthol litigation:

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
The parties agreed to move the pending claims and defenses in the Texas state court lawsuit into the federal court lawsuit. Both parties also sought to amend their pleadings to add additional claims. By order dated October 18, 2022, the Judge in the lawsuit, largely granted these requests. As a result, Vertex was granted leave to add Penthol C.V. as a defendant. Penthol was granted leave to add claims for fraud and breach of contract relating to an assignment agreement, and add claims for misappropriation of trade secrets. All pending claims between the parties are now in the federal court action.
The parties recently conducted numerous depositions and substantial document discovery. Vertex has filed a motion for summary judgment, and Penthol has filed a motion for partial summary judgment, both of which are pending.
This case is pending, but is currently set for trial in October 2023.
Class Action:

On April 13, 2023, William C. Passmore filed a putative class action lawsuit against the Company; Benjamin P. Cowart, our Chief Executive Officer and Chairman; and Chris Carlson, our Chief Financial Officer; in the United States District Court for the Southern District of Alabama Southern Division.
The suit alleges that the Company, through Messrs. Cowart and Carlson, issued materially false and misleading statements regarding the projected future financial performance of the Mobile Refinery in 2022. The plaintiff has asserted claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, against all defendants. Plaintiff is seeking multiple forms of relief, including compensatory damages for plaintiff and putative class members in an amount to be established at trial, an award of interest, attorneys’ fees and costs and expenses incurred in the action, and unspecified equitable and injunctive relief. The Company has retained counsel and its assessment of the plaintiff’s allegations is ongoing; however, all defendants intend to dispute and vigorously defend against the allegations.
*****
At this stage of the litigation, we are unable to anticipate the timing of any resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidated financial position, liquidity, results of operations, or cash flows of the Company. As a result, at this time we have not estimated a range of potential exposure for amounts, if any, that might become payable in connection with this matter and reserves have not been established. It is possible that an adverse outcome may have a material adverse impact on the Company.
Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. As of March 31, 2023 and December 31, 2022, we reserved $1.4 million for anticipated environment clean up costs.

NOTE 5. REVENUES

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended March 31, 2023
	Refining & Marketing	Black Oil & Recovery *	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$659,328	$34,704	$(2,890)	$691,142
Sources of Revenue
Refined products:
Gasolines	$147,721	$—	$—	$147,721
Jet Fuels	142,375	—	—	142,375
Diesel	182,456	—	—	182,456
Other refinery products (1)	—	29,423	(878)	28,545
Re-refined products:
Pygas	3,835	—	—	3,835
Metals (2)	—	3,413	—	3,413
Other re-refined products (3)	181,008	281	(2,012)	179,277
Services:
Terminalling	1,933	—	—	1,933
Oil collection services	—	1,587	—	1,587
Total revenues	$659,328	$34,704	$(2,890)	$691,142

	Three Months Ended March 31, 2022
	Refining & Marketing	Black Oil & Recovery *	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$34,719	$39,818	$—	$74,537
Sources of Revenue
Refined products:
Gasolines	$7,548	$—	$—	$7,548
Diesel	21,909	—	—	21,909
Other refinery products (1)	—	34,952	—	34,952
Re-refined products:
Pygas	4,690	—	—	4,690
Metals (2)	—	4,057	—	4,057
Other re-refined products (3)	572	258	—	830
Services:
Oil collection services	—	551	—	551
Total revenues	$34,719	$39,818	$—	$74,537

* Beginning during the quarter ended September 30, 2022, the Company decided to combine the Black Oil and Recovery segments due to the revenue from such segment being less than 10% of the Company's total revenue. The Black Oil segment excludes the Heartland Assets and Operations, which is presented herein as discontinued operations.
(1) Other refinery products include the sales of base oil, cutterstock and hydrotreated VGO, LPGs, sulfur and vacuum tower bottoms (VTB).

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
The Black Oil and Recovery segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; (e) the sale of VGO/marine fuel; (f) the sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (g) revenues generated from trading/marketing of Group III Base Oils. The Black Oil and Recovery segment excludes the Heartland Assets and Operations, which are presented herein as discontinued operations.
We also disaggregate our revenue by product category for each of our segments, as we believe such disaggregation helps depict how our revenue and cash flows are affected by economic factors.
Segment information for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$472,552	$29,423	$(878)	$501,097
Re-refined products	184,843	3,694	(2,012)	186,525
Services	1,933	1,587	—	3,520
Total revenues	659,328	34,704	(2,890)	691,142
Cost of revenues (exclusive of depreciation and amortization shown separately below)	589,812	30,418	(878)	619,352
Depreciation and amortization attributable to costs of revenues	3,294	1,043	—	4,337
Gross profit	66,222	3,243	(2,012)	67,453
Selling, general and administrative expenses	26,486	4,799	10,657	41,942
Depreciation and amortization attributable to operating expenses	808	38	170	1,016
Income (loss) from operations	$38,928	$(1,594)	$(12,839)	$24,495

Capital expenditures	$69,908	$4,028	$—	$73,936

THREE MONTHS ENDED MARCH 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$29,457	$34,952	$—	$64,409
Re-refined products	5,262	4,315	—	9,577
Services	—	551	—	551
Total revenues	34,719	39,818	—	74,537
Cost of revenues (exclusive of depreciation and amortization shown separately below)	33,086	27,904	—	60,990
Depreciation and amortization attributable to costs of revenues	123	904	—	1,027
Gross profit	1,510	11,010	—	12,520
Selling, general and administrative expenses	1,125	4,123	6,901	12,149
Depreciation and amortization attributable to operating expenses	105	58	246	409
Income (loss) from operations	$280	$6,829	$(7,147)	$(38)

Capital expenditures	$—	$388	$—	$388

Total assets by segment were as follows (in thousands):

AS OF MARCH 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$597,957	$105,844	$102,136	$805,937

AS OF MARCH 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$4,737	$105,489	$170,272	$280,498

Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, derivative commodity assets, assets held for sale as of March 31, 2022 and cash.

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable trade	$60,328	$36,098
Allowance for doubtful accounts	(2,420)	(1,550)
Accounts receivable, net	$57,908	$34,548

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

Bad debt expense was $881.7 thousand for the three months ended March 31, 2023 and bad debt recovery was $22.1 thousand for the same period of 2022, for continued operations.

NOTE 8. CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. From time to time during the quarter ended March 31, 2023 and year end December 31, 2022, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
At March 31, 2023 and 2022 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	As of and for the Three Months Ended
	March 31, 2023		March 31, 2022
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	38%	23%	—%	—%
Customer 2	37%	1%	—%	—%
Customer 3	5%	4%	42%	31%

For each of the three months ended March 31, 2023 and 2022, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment		% Revenue by Segment
	March 31, 2023		March 31, 2022
	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery
Customer 1	39%	—%	—%	—%
Customer 2	39%	—%	—%	—%
Customer 3	1%	75%	—%	78%

The Company had one vendor that represented 35% of total purchases and 0% of total payables for the three months ended March 31, 2023, and one vendor that represented 33% of total purchases and 33% of total payables for the three months ended March 31, 2022.

NOTE 9. INVENTORY

The following table describes the Company's inventory balances by category (in thousands):

	As of March 31, 2023	As of December 31, 2022
Crude oil	$46,807	$59,131
Refined products	139,443	74,311
Re-refined products	1,776	2,031
Total hydrocarbon inventories	$188,026	$135,473

NOTE 10. INVENTORY FINANCING AGREEMENT

On April 1, 2022, pursuant to an Inventory Sales Agreement entered into between Vertex Refining and Macquarie, Macquarie purchased all of the Mobile Refinery inventory from Vertex Refining for $130 million (which funds, together with cash on hand, were used by Vertex Refining to purchase the Mobile Refinery Inventory from Shell), which Mobile Refinery Inventory then became subject to the terms of the Supply and Offtake Agreement, discussed in detail below.
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	March 31, 2023	December 31, 2022
Obligations under inventory financing agreement	$107,905	$119,189
Unamortized financing cost	(1,000)	(1,250)
Obligations under inventory financing agreement, net	$106,905	$117,939

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
Under the Supply and Offtake Agreement, Macquarie purchases the majority of the crude oil utilized at the Mobile Refinery and holds legal title prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Supply and Offtake Agreement, Macquarie purchases from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and owns such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie takes title to the refined products stored in our storage tanks until they are sold. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it.
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
The Supply and Offtake Agreement expires March 31, 2024, subject to the performance of customary covenants, and certain events of default and termination events provided therein, for a facility of that size and type. Additionally, either party may terminate the agreement at any time, for any reason, with no less than 180 days prior notice to the other.
Pursuant to the Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time. The following table summarizes the inventory intermediation fees, interest expenses and financing costs (in thousands):

Three Months Ended March 31,
2023
Intermediation fee	$2,064
Inventory financing fees	$2,295
Interest expense and financing costs, net	$2,520

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	As of March 31, 2023	As of December 31, 2022
Prepaid insurance	$2,295	$8,356
Commodity derivative advance	3,213	5,472
Renewable volume obligation (RVO) assets	1,904	2,001
Other prepaid expenses	24,611	5,160
Independent deposit	14,688	10,329
Other current assets	5,793	5,342
Total prepaid expenses	$52,504	$36,660

NOTE 12. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	March 31, 2023	December 31, 2022
Equipment	7 - 20	$98,665	$97,120
Furniture and fixtures	7	55	86
Leasehold improvements	15	2,852	2,852
Office equipment	5	1,369	1,433
Vehicles	5	9,868	9,212
Building	20	2,334	2,334
Turnarounds	4	19,453	18,964
Construction in progress		168,021	96,765
Land		9,339	9,168
Total fixed assets		311,956	237,934
Less accumulated depreciation		(39,646)	(36,185)
Net fixed assets		$272,310	$201,749
The increase in fixed assets is due to the investment in the Renewable Diesel project at the Mobile Refinery, which began April 1, 2022, and which includes construction in progress. Depreciation expense was $3.6 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, for the continued operations.
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
NOTE 13. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items:

		March 31, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$978	$977	$1	$978	$974	$4
Vendor relations	10	4,778	4,591	186	4,778	4,575	203
Trademark/Trade name	15	887	620	267	887	608	279
TCEP Technology/Patent	15	13,287	9,059	4,227	13,287	8,838	4,449
Non-compete	3	197	196	1	197	197	—
Software	3	9,344	3,258	6,086	9,387	2,495	6,892
		$29,471	$18,701	$10,768	$29,514	$17,687	$11,827
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Estimated future amortization expense is as follows (in thousands):

March 31,	Balance
2024	$4,043
2025	4,033
2026	980
2027	950
2028	573
Thereafter	189
$10,768

NOTE 14. ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued purchases	$20,441	$21,185
Accrued interest	2,974	1,488
Accrued compensation and benefits	5,215	6,530
Accrued income, real estate, sales and other taxes	1,136	1,102
RINS liabilities	74,049	51,355
Environmental liabilities - current	51	51
Unearned Revenue	330	—
	$104,196	$81,711

NOTE 15. FINANCING AGREEMENTS

The Company's long-term debt consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

Creditor	Loan Type	Balance at March 31, 2023	Balance at December 31, 2022
Senior Convertible Note	Convertible note	$95,178	$95,178
Term Loan 2025	Loan	152,138	165,000
SBA Loan	SBA Loan	—	59
Various institutions	Insurance premiums financed	1,359	5,602
Principal amount of long-term debt		248,675	265,839
Less: unamortized discount and deferred financing costs		(77,596)	(81,918)
Total debt, net of unamortized discount and deferred financing costs		171,079	183,921
Less: current maturities, net of unamortized discount and deferred financing costs		(9,609)	(13,911)
Long-term debt, net of current maturities		$161,470	$170,010

Future maturities of long-term debt, excluding financing lease obligations, as of March 31, 2023 are summarized as follows (in thousands):

Period Ended March 31,	Amount Due
2023	$9,609
2024	6,188
2025	137,700
2026	—
2027	95,178
Total	$248,675

Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 3.24% to 5.25% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $1.4 million at March 31, 2023 and $5.6 million at December 31, 2022.
Term Loans
Vertex Refining, the Company, as a guarantor, substantially all of the Company’s direct and indirect subsidiaries, as guarantors, certain funds as lenders (the “Lenders”), and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement on April 1, 2022 (as amended from time to time, the “Loan and Security Agreement”).
Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $165 million term loan to Vertex Refining (the “Term Loan”). The Company paid off $12.9 million owed under the term loan during the three months ended March 31, 2023.
On September 30, 2022, the parties entered into a second amendment to the Loan and Security Agreement which (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023 (which date the Lender have since further agreed to extended until July 14, 2023), and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, mechanical completion was achieved in March 2023; and (b) waived and extends certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.

Warrant Agreement and Derivative Liabilities
In connection with the April 1, 2022 Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company to the Lenders (and/or their affiliates) (the “Initial Warrants”). The terms of the warrants are set forth in a Warrant Agreement entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into an Amendment No. One to Loan Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “Additional Warrants” and together with the Initial Warrants, the “Warrants”) to purchase 250 thousand shares of the Company’s common stock to certain of the Lenders and their affiliates. The terms of the Additional Warrants are set forth in a Warrant Agreement entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
Each Warrant holder has a put right to require the Company to repurchase any portion of the Warrants held by such holder concurrently with the consummation of a fundamental transaction, as defined in the Warrant Agreement. The fundamental transaction clause requires the Warrants to be classified as liabilities. The fair value of the Warrants is presented in “Note 19. Fair Value Measurements”, and warrant activities are presented in “Note 17. Equity”.
Indenture and Convertible Senior Notes
On November 1, 2021, we issued $155 million aggregate principal amount at maturity of our 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Notes”) pursuant to an Indenture (the “Indenture”), dated November 1, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to persons reasonably believed to be “qualified institutional buyers” and/or to “accredited investors” in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to Securities Purchase Agreements. The issue price was 90% of the face amount of each note.
The components of the Convertible Senior Notes are presented as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amounts at beginning of period	$95,178	$155,000
Conversion of principal into common stock	—	(59,822)
Outstanding principal amount	95,178	95,178
Unamortized discount and issuance costs	(49,622)	(51,005)
Net carrying amount at end of period	$45,556	$44,173
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES

Finance Leases

The Company's finance lease liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

Creditor	Loan Type	March 31, 2023	December 31, 2022
VRA Finance lease	Finance Lease	$45,029	$45,311
Plaquemines	Finance Lease	1,145	1,169
Harvey Ford	Finance Lease	46	47
DLL financial	Finance Lease	23	—
Centerpoint Blakely	Finance Lease	14,998	—
		$61,241	$46,527

Future maturities of finance lease obligations, as of March 31, 2023, are summarized as follows (in thousands):

Period Ended March 31,	Amount Due
2024	$7,834
2025	7,834
2026	7,831
2027	7,824
2028	19,955
Thereafter	62,790
Total lease payments	114,068
Less: interest	(52,827)
Present value of financing lease liabilities	$61,241

The following table summarizes the lease cost recognized in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease Cost Type	2023	2022
Amortization of finance lease ROU assets	$784	$28
Interest on lease liabilities	1,382	6
Net finance lease costs	$2,166	$34
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
The following table summarizes the operating lease costs recognized (in thousands):

	Three Months Ended March 31,
Lease Cost Type	2023	2022
Operating lease cost	$3,070	$1,434
Variable lease cost	260	45
Short-term lease cost	1,929	1,864
Net lease cost	$5,259	$3,343
Cash Flows
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease Cost Type	2023	2022
Cash paid for amounts included in the measurement of liabilities
Payments on financing lease	$310	$98
Payments on operating lease	$3,070	$1,434
Non-cash supplemental amounts
ROU assets obtained from new finance lease liabilities	$15,024	$—
ROU assets obtained from new operating lease liabilities	$15,078	$—

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2023 (in thousands):

For the period ending March 31,	Facilities	Equipment	Plant	Railcar	Total
2024	$590	$3,929	$7,259	$1,359	$13,137
2025	435	3,708	7,259	846	12,248
2026	345	3,401	7,259	479	11,484
2027	300	3,401	7,263	320	11,284
2028	300	2,186	7,314	122	9,922
Thereafter	1,375	—	64,807	—	66,182
Total lease payments	3,345	16,625	101,161	3,126	124,257
Less: interest	(992)	(3,733)	(50,656)	(241)	(55,622)
Present value of operating lease liabilities	$2,353	$12,892	$50,505	$2,885	$68,635

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2023:

Remaining lease term and discount rate:	March 31, 2023
Weighted average remaining lease terms (years)
Lease facilities	5.21
Lease equipment	4.47
Lease plant	14.02
Lease railcar	2.25
Weighted average discount rate
Lease facilities	9.22%
Lease equipment	11.70%
Lease plant	10.62%
Lease railcar	8.00%
There are two plant leases that have multiple 5-year extension options for a total of 20 years, two plant leases with multiple 1-year extension options for a total of 20 years and seven equipment leases with a 3-year extension option. These extension options have been included in the lease right-of-use asset and lease obligation.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

NOTE 17. EQUITY
Common Stock
The total number of authorized shares of the Company’s common stock is 750 million shares, $0.001 par value per share. As of March 31, 2023 and December 31, 2022, there were 75,834,826 and 75,668,826, respectively, shares of common stock issued and outstanding.
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
During the three months ended March 31, 2023, the Company issued 166,000 shares of common stock in connection with the exercise of options.
During the three months ended March 31, 2022, the Company issued 5,041 shares of common stock in connection with the conversion of Series A Convertible Preferred Stock, pursuant to the terms of such securities; and issued 1,112,728 shares of the Company's common stock in exchange for warrants to purchase 1,500,000 shares of the Company's common stock with an exercise price of $2.25 per share (discussed in greater detail below). In addition, the Company issued 60,000 shares of common stock in connection with the exercise of options.
Warrant Exchange Agreement
On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP ("Tensile"). Tensile exchanged outstanding warrants to purchase 1,500,000 shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1,112,728 shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
Preferred Stock
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. As of March 31, 2022, there were 5,000,000 designated share of Series A Convertible Preferred Stock and 380,560 shares of Series A Convertible Preferred Stock issued and outstanding. As of March 31, 2023, and December 31, 2022, no series of preferred stock were designated or outstanding.
Certificates of Withdrawal of Previously Designated Preferred Stock
The Company filed Certificates of Withdrawal relating to each series of Preferred Stock previously designated with the Secretary of State of Nevada and terminated the designation of its Series A Preferred Stock (on August 24, 2022); Series B Preferred Stock (on August 24, 2022); Series B1 Preferred Stock (on August 23, 2022) and Series C Preferred Stock (on August 23, 2022). At the time of the filing of the Certificates of Withdrawal, no shares of any of the previously designated series of Preferred Stock were outstanding. The Certificates of Withdrawal were effective upon filing, and eliminated from our Articles of Incorporation all matters set forth in the previously-filed Certificates of Designation with respect to the previously designated series of Preferred Stock.

NOTE 18. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic income (loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$3,523	$(7,719)
Net income attributable to shareholders from discontinued operations, net of tax	50,340	2,750
Net income (loss) attributable to common shareholders	$53,863	$(4,969)
Denominator:
Weighted-average common shares outstanding	75,689	63,372
Basic income (loss) per common shares
Continuing operations	$0.05	$(0.12)
Discontinued operations, net of tax	0.66	0.04
Basic income (loss) per share	$0.71	$(0.08)

Diluted Income (Loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$3,523	$(7,719)
Net income available to shareholders from discontinued operations, net of tax	50,340	2,750
Net income (loss) available to common shareholders	$53,863	$(4,969)
Denominator:
Weighted-average shares outstanding*	75,689	63,372
Effect of dilutive securities
Stock options and warrants	3,307	—
Diluted weighted-average shares outstanding	78,996	63,372
Diluted income (loss) per common shares
Continuing operations	$0.04	$(0.12)
Discontinued operations, net of tax	0.64	0.04
Diluted income (loss) per share	$0.68	$(0.08)
* Excludes 22.2 million and 36.2 million shares of common stock for the three months ended March 31, 2023 and 2022, respectively, which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes. These were excluded due to their anti-dilutive effect.
NOTE 19. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity	$14	$—	$—	$14
Derivative instruments, assets	14	—	—	14
Derivative instruments, liabilities
Derivative warrants	—	—	23,455	23,455
Derivative warrants, liabilities	—	—	23,455	23,455
Total	$14	$—	$(23,455)	$(23,441)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity	$—	$—	$—	$—
Derivative instruments, assets	—	—	—	—
Derivative instruments, liabilities
Commodity	242	—	—	242
Derivative warrants	—	—	14,270	14,270
Derivative warrants, liabilities	242	—	14,270	14,512
Total	$(242)	$—	$(14,270)	$(14,512)

Level 3 instruments include the Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing Agreements". We revalued the 2,835 thousand warrants granted and outstanding at March 31, 2023 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants
Expected dividend rate	—%	—%
Expected volatility	112.01%	108.72%
Risk free interest rate	3.71%	3.60%
Expected term	4.0	4.5

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

Level Three Roll-Forward
	March 31, 2023	December 31, 2022
Balance at beginning of period	$14,270	$75,211
Warrants granted	—	25,669
Equity component of the convertible senior note	—	(78,789)
Change in valuation of warrants included in net income	9,185	(7,821)
Balance at end of period	$23,455	$14,270

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

The mark-to-market effects of these contracts as of March 31, 2023 and December 31, 2022, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of March 31, 2023
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Mar. 2023 - May 2023	$29.15	72	$(451)
Futures	Mar. 2023 - May 2023	$107.86	120	$(265)
Futures	Mar. 2023 - May 2023	$112.58	3	$—
Futures	Mar. 2023 - Jun. 2023	$35.16	1,000	$(3,820)
Futures	Jan. 2023 - Jul. 2023	$35.4	1,000	$4,550

As of December 31, 2022
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Nov. 2022 - Feb. 2023	$4.19	5	$(42)
Swap	Nov. 2022 - Feb. 2023	$5.51	3	$(27)
Futures	Sept. 2022 - Dec. 2022	$32.14	25	$76
Futures	Sept. 2022 - Dec. 2022	$23.57	35	$(92)
Futures	Nov. 2022 - Feb. 2023	$33.71	10	$(23)
Futures	Sept. 2022 - Dec. 2022	$23.75	10	$30
Futures	Dec. 2022 - Mar. 2023	$36.08	35	$(74)
Futures	Dec. 2022 - Apr. 2023	$35.97	1,000	$(1,100)
Futures	Dec. 2022 - May. 2023	$35.81	1,000	$(1,070)
Futures	Dec. 2022 - Jun. 2023	$35.60	1,000	$2,080
The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	March 31, 2023	December 31, 2022

	Crude oil futures	$4,550	$2,186
	Crude oil swaps	—	(69)
	Crude oil futures	(4,536)	(2,359)
Derivative commodity asset(liability)		$14	$(242)

For the three months ended March 31, 2023 and 2022, we recognized a gain of $1.5 million and a loss of $3.5 million, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 21. INCOME TAXES
The Company recognized income tax expense of $1.0 million on continued operations for the three months ended March 31, 2023, compared to income tax expense of $0 during the same period of 2022. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the three-month period ended March 31, 2023, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state tax, non-deductible expenses and income attributable to non-controlling interest. For the same period in 2022, the variance was also due to a full valuation allowance.
The Company also recognized income tax expense of $17.7 million on discontinued operations for the three months ended March 31, 2023, refer to “Note 23. Discontinued Operations” for more information.
The Company believes it has enough net operating loss (NOL) carryforwards and previously disallowed interest expenses to fully offset current taxable income. As such, all of the tax expense for the period ended March 31, 2023 is being recorded as deferred, to offset the reduction of the NOLs and interest expense deferred tax assets (DTAs) being utilized.
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

Myrtle Grove Redeemable Noncontrolling Interest. In accordance with Accounting Standard Codification (ASC) 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with MG SPV at the redemption date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net loss of $38 thousand to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. Pursuant to ASC 480-10-S99-3A, for a security that is probable of becoming redeemable in the future, the Company adjusted the carrying amount of the redeemable noncontrolling interests to what would be the redemption value assuming the security was redeemable at the balance sheet date. This accretion adjustment of $0.4 million increased the carrying amount of redeemable noncontrolling interests to the redemption value as of April 1, 2022 of $7.2 million. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value are reflected in retained earnings.
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
Heartland Redeemable Noncontrolling Interest. In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with Heartland SPV at the redemption date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net income of $6.8 million to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At May 26, 2022, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 was $43.5 million. On May 26, 2022, the Company acquired a 65% interest in Heartland SPV from Tensile for $43.5 million.
The amount of accretion of redeemable noncontrolling interest to redemption value of $0.4 million was presented as an adjustment to net income (loss) attributable to Vertex Energy, Inc., to arrive at net income (loss) attributable to common shareholders on the consolidated statements of operations which represent the MG SPV and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the three months ended March 31, 2022.
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net loss of $101.7 thousand and $72.0 thousand, respectively for the years ended March 31, 2023 and 2022, respectively, and then added the 49% or $49.8 thousand and $35.3 thousand, respectively, of loss attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.
NOTE 23. DISCONTINUED OPERATIONS
During the third quarter of 2021, the Company initiated and began executing a strategic plan to sell its UMO Business. An investment banking advisory services firm was engaged and actively marketed this segment. On September 28, 2021, the shareholders approved the proposed sale of the Company’s portfolio of used motor oil collection and recycling assets to Safety-Kleen Systems, Inc. (“Safety-Kleen”) pursuant to an Asset Purchase Agreement (the “UMO Sale Agreement”).
On January 25, 2022, the Company entered into a mutual agreement with Safety-Kleen to terminate the UMO Sale Agreement. In connection with the termination agreement, the Company paid Safety-Kleen a break-up fee of $3 million.
The Company continued to explore opportunities for the sale of the UMO Business. On February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owned our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”) for $87.3 million net cash settlement. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH.
Accordingly, the Company has presented this division (i.e., the Heartland Assets and Operations) as discontinued operations while reclassifying the other UMO Business operations out of assets held for sale, and all liabilities of the UMO Business out of liabilities held for sale, other than in connection with the Heartland Assets and Operations. See “Note 1. Basis of Presentation and Nature of Operations” for financial information that has been reclassified as continued operations.
The following summarized financial information has been reclassified as continued operations for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Assets and liabilities changes:
Assets held for sale to assets held and used	$70,087
Liabilities held for sale to liabilities held and paid	$(38,358)
Net income changes:
Net income from discontinued operations to continued operation	$7,243
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$7,366	$18,926
Cost of revenues (exclusive of depreciation shown separately below)	4,589	10,183
Depreciation and amortization attributable to costs of revenues	124	391
Gross profit	2,653	8,352
Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation shown separately below)	632	1,718
Depreciation and amortization expense attributable to operating expenses	21	63
Total operating expenses	653	1,781
Income from operations	2,000	6,571
Other income (expense)
Interest expense	—	(14)
Total other expense	—	(14)
Income before income tax	2,000	6,557
Income tax expense	(528)	—
Gain on sale of discontinued operations, net of $17,218 of tax	48,868	—
Income from discontinued operations, net of tax	$50,340	$6,557

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2022 are as follows (in thousands):

December 31, 2022
ASSETS
Accounts receivable, net	$7,490
Inventory	1,674
Prepaid expenses	183
Total current assets	9,347

Fixed assets, at cost	19,746
Less accumulated depreciation	(9,140)
Fixed assets, net	10,606
Operating lease right-of use assets	44
Intangible assets, net	563
Total noncurrent assets	11,213

Assets held for sale	20,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	2,750
Accrued expenses	629
Operating lease liability	45
Liabilities held for sale	$3,424

NOTE 24. RELATED PARTY TRANSACTIONS

Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors and the General Counsel and Secretary of the Company, serves as a partner. During the three months ended March 31, 2023 and 2022, we paid $185 thousand and $74.7 thousand, respectively, to such law firm for services rendered, which services include the drafting and negotiation of, and due diligence associated with, the UMO Sale Agreement and agreement related to the Mobile Refinery acquisition, and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreement, discussed above.

NOTE 25. SUBSEQUENT EVENTS
On April 19, 2023, the Company issued 99,371 shares of common stock in connection with the cashless exercise of options to purchase 120,000 shares of common stock, which shares were covered by a Form S-8 Registration Statement.
On April 28, 2023, Vertex Energy, Inc. and Bunker One (USA) Inc. mutually agreed to terminate all of the prior agreements entered into between the parties, including that certain Joint Supply and Marketing Agreement entered into in May 2020 and that certain Heads of Agreement entered into in January 2020, effective January 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes thereto on the basis of management’s assessment to assist readers in understanding our results of operations, financial condition, and cash flows. As such, it should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023 (the “Annual Report”). Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Vertex”, “Vertex Energy” and “Vertex Energy, Inc.” refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries.
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
In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the refining, re-refining, used oil and oil and gas industries in general from market research reports, analyst reports and other publicly available information, none of which we have commissioned. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it, and we have not commissioned any such reports or information.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under "Risk Factors", and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023 (under the heading "Risk Factors" and in other parts of that report), which factors include:
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
•our ability to maintain our relationships with Macquarie Energy North America Trading Inc., and Shell;
•the impact of competitive services and products;
•our ability to complete and integrate future acquisitions;

•our ability to maintain insurance;
•pending and future litigation, potential adverse judgments and settlements in connection therewith, and resources expended in connection therewith;
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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest, and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending May 8, 2023, we aggregated approximately 86.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.1 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
Mobile Refinery acquisition. Effective April 1, 2022, we completed the acquisition of a 75,000 bpd crude oil refinery located ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes light and sweet crude to produce different grades of gasoline, diesel fuel, jet fuel, and heavy olefin feed.
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
Additionally, as a result of the Mobile Refinery purchase, we entered into several agreements with Macquarie Energy North America Trading Inc (“Macquarie”). Under these agreements (together, the “Inventory Financing Agreement”), Macquarie agreed to finance the Mobile Refinery’s crude supply and inventories, and Vertex agreed to provide storage and terminalling services to Macquarie. At the time of the acquisition, Macquarie agreed to finance $124.3 million of the $130.2 million of opening inventories. See Note 3 “Mobile Refinery Acquisition” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
Myrtle Grove Facility Purchase. On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex. See Note 22 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
Heartland Re-refining Complex. On May 26, 2022, the Company, through Vertex Splitter acquired the 65% noncontrolling interest of HPRM LLC, a Delaware limited liability company (“Heartland SPV”) held by Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”) from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $43.5 million, which was based on the value of the Class B Unit preference of Heartland SPV held by Tensile-Heartland, plus capital invested by Tensile-Heartland in Heartland SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of Heartland SPV, which in turn owned the Company’s Columbus, Ohio, re-refining complex. See Note 22 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
Heartland Assets and Operations Sale. On February 1, 2023, Heartland SPV, which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement with GFL Environmental Services USA, Inc. (“GFL” and the “Sale

Agreement”), whereby Heartland SPV agreed to sell to GFL, and GFL agreed to purchase from Heartland SPV, all of Heartland SPV’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our former wholly-owned subsidiary, which owns the Heartland refinery located in Columbus, Ohio. Vertex Operating and GFL Environmental Inc., an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of Heartland SPV and GFL as discussed in greater detail below. The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. See “Note 23. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
The transactions contemplated by the Sale Agreement closed on February 1, 2023.
The purchase price for the transaction was $90 million, subject to certain customary adjustments for net working capital, taxes and assumed liabilities. We also entered into a transition services agreement, restrictive covenant agreement and, through our wholly-owned subsidiary Vertex Refining LA, LLC (“Vertex LA”), a used motor oil supply agreement with GFL in connection with the sale.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement. See “Note 23. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
We operate two business segments: the Refining and Marketing segment and the Black Oil and Recovery segment. For further description of the business and products of our segments, see “Results of Operations”, below.
Strategy and Plan of Operations

The principal elements of our strategy include:

Completion of Renewable Diesel (RD) Conversion Project. Beginning in the second quarter of 2022, we began a conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. The renewable diesel unit was commissioned on April 28, 2023, and mechanical completion was achieved in March 2023. Initial renewable production volumes are expected to come on-stream in the second quarter of 2023. The Company expects the total project cost to be in the range of $110 to $115 million, funded entirely through existing cash on-hand and cash flow from operations. As of March 31, 2023, the majority of the capital has been deployed for Phase I of the project.

Increase Renewable Diesel Production. The refinery is expected to commence production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel in the second quarter of 2023, with production volumes anticipated to subsequently ramp up to approximately 14,000 bpd by the first quarter of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.

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

Broaden Existing Customer Relationships and Secure New Large Accounts. We intend to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier. We also believe that as we increase our supply of feedstock and re-refined products that we will be in a position to secure larger customer accounts that require a partner who can consistently deliver high volumes.

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

Pursue Selective Strategic Relationships or Acquisitions. We plan to grow market share by consolidating feedstock supply through partnering with, or acquiring, collection and aggregation assets. Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations. In addition, we intend to pursue further vertical integration opportunities by acquiring complementary processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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
During the first quarter of 2023, average refining margins continued shrinking compared to the last three quarters of 2022. Global prices for refined products, especially distillates, are falling as the economy slows, more refineries come onstream, and exports from Russia are re-routed and replaced by fuel from the Middle East. During the twelve months ended March 31, 2023, the Consumer Price Energy Index in the United States decreased 6.4% impacting our gross margins. The Consumer Price All Items Index increased 5.0% for the same period impacting our operating expenses and slowing economic growth.
The following table sets forth the high and low spot prices during the three months ended March 31, 2023, for our key benchmarks.

2023
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$44.50	January 23	$24.05	February 17
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.23	January 23	$2.05	February 16
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.79	January 23	$2.30	January 5
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$64.10	March 6	$50.48	January 4
NYMEX Crude oil (dollars per barrel)	$84.33	January 19	$66.74	March 17
Reported in Platt’s US Marketscan (Gulf Coast)
(1) The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.

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
Reported in Platt’s US Marketscan (Gulf Coast)

The following charts sets forth the price indexes for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel produced at our Mobile Refinery, during the three months ended March 31, 2023:

Our production and sales of lower value products such as naphtha, VGO, LPGs and sulfur also impact our results of operations, especially when crude prices are high. Our results of operations are also significantly affected by our direct operating expenses, especially our labor costs. Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance.

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
Our results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, were significantly impacted by the acquisition of the Mobile Refinery on April 1, 2022. See the summary of the Mobile Refinery operating results under Results of Operations – Refining and Marketing, below.
We operate two business segments: the Refining and Marketing segment and the Black Oil and Recovery segment. The table below shows our product categories by segment. For a further description of individual products, please refer to the Glossary of terms at the beginning of this document.

	Refining and Marketing(1)	Black Oil and Recovery (2)
Gasolines	X
Jet Fuel	X
Distillates	X
Base oil		X
VGO/Marine fuel	X	X
Other refined products (3)	X	X
Pygas	X
Metals (4)		X
Other re-refined products (5)	X	X
Terminalling	X
Oil collection services		X

(1) The Refining and Marketing segment consists primarily of the sale of refined hydrocarbon products such as gasoline, distillates, jet fuel, and intermediates refined at the Mobile Refinery and pygas; and industrial fuels, which are produced at a third-party facility (Monument Chemical).
(2) The Black Oil segment continued operations consist primarily of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants, (c) transportation revenues; and (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (h) sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (i) revenues generated from trading/marketing of Group III Base Oils. On February 1, 2023, the Company sold its Heartland Assets and Operations (which formed a part of the Black Oil segment), and as such, has determined to present only the Company’s Heartland Assets and Operations as discontinued operations.
(3) Other refinery products include the sales of base oil, cutterstock and hydrotreated VGO, naphtha, LPGs, sulfur and vacuum tower bottoms (VTB).
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

Results of Operations
The following discussion includes comments and analysis relating to our results of operations. This discussion should be read in conjunction with “Item 1. Financial Statements” and is intended to provide investors with a reasonable basis for assessing our historical operations, however, it should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2023, as compared to the same periods in 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Revenues	$691,142	$74,537	$616,605
Cost of revenues (exclusive of depreciation and amortization shown separately below)	619,352	60,990	(558,362)
Depreciation and amortization attributable to costs of revenues	4,337	1,027	(3,310)
Gross profit	67,453	12,520	54,933

Operating expenses:
Selling, general and administrative expenses	41,942	12,149	29,793
Depreciation and amortization attributable to operating expenses	1,016	409	607
Total operating expenses	42,958	12,558	30,400

Income (loss) from operations	24,495	(38)	24,533

Other income (expense):
Other income	1,653	472	1,181
Loss on change in value of derivative warrant liability	(9,185)	(3,579)	(5,606)
Interest expense	(12,477)	(4,221)	(8,256)
Total other expense	(20,009)	(7,328)	(12,681)

Income (loss) from continuing operation before income tax	4,486	(7,366)	11,852

Income tax expense	(1,013)	—	(1,013)

Income (loss) from continuing operations	3,473	(7,366)	10,839
Income from discontinued operations, net of tax	50,340	6,557	43,783
Net income (loss)	53,813	(809)	54,622
Net loss attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(50)	(68)	18
Net income attributable to non-controlling interest and redeemable non-controlling from discontinued operations	—	3,807	(3,807)
Net income (loss) attributable to Vertex Energy, Inc.	$53,863	$(4,548)	$58,411

Our revenues and cost of revenues are significantly impacted by the Mobile Refinery, which was acquired on April 1, 2022, and fluctuations in commodity prices. Increases (decreases) in commodity prices typically result in increases (decreases) in revenue and cost of revenues (i.e., feedstock costs). Additionally, from time to time, we have used hedging instruments to manage our exposure to underlying commodity prices.
First Quarter 2023 Compared to First Quarter 2022 Discussion
During the three months ended March 31, 2023, compared to the same period in 2022, we saw a 183% increase in the volume of products we manage through our facilities (mainly as a result of the Mobile Refinery acquisition and increased volumes processed through such facility). In addition, we saw a decrease in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the first quarter of 2023 as compared to the same period in 2022 due to the decreased price of direct material and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.
During the three months ended March 31, 2023, total revenues increased approximately $616.6 million compared to the same period in 2022, which was the result of an approximately $629.9 million (excluding intercompany sales) increase from the Mobile Refinery, with the remaining variance (decrease) of $13.2 million coming from our legacy business. This decrease from our legacy business was due primarily to lower commodity prices and decreased volumes at our facilities, which was due to a three days plant turn off for turnaround maintenance at our Marrero plant during the first quarter of 2023.
During the three months ended March 31, 2023, total cost of revenues (exclusive of depreciation and amortization) increased approximately $558.4 million, which was the result of an increase of $562.8 million (excluding cost of intercompany sales) from the Mobile Refinery, offset by a $4.5 million decrease from other business, compared to the same period ended March 31, 2022. The main reason for the $4.5 million decrease from other business was the result of the lower commodity prices during 2023, compared to 2022, which impacted our feedstock pricing and certain operational expenses. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, principally crude oil, inventory financing costs, and other maintenance costs at our facilities.
Total operating expenses (excluding depreciation and amortization) increased approximately $29.8 million for the three months ended March 31, 2023, compared to the same prior year’s period, of which $24.7 million was associated with the Mobile Refinery.
For the three months ended March 31, 2023, total depreciation and amortization expense attributable to cost of revenues was $4.3 million, compared to $1.0 million for the three months ended March 31, 2022, an increase of $3.3 million, mainly due to Mobile Refinery assets and additional investments in rolling stock and facility assets acquired during 2022, which increased depreciation and amortization in 2023.
Additionally, our per barrel margin increased 93% for the three months ended March 31, 2023, relative to the three months ended March 31, 2022. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($67.5 million for the quarter ended March 31, 2023, versus $12.5 million for the quarter ended March 31, 2022). This increase was largely a result of the addition of the Mobile Refinery during the second quarter of 2022, which was not part of our operations during the three months ended March 31, 2022, compared to the same period during 2023.
The crack spread averaged $31.59 per barrel during the three months ended March 31, 2023. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.
Overall, commodity prices were lower for the three months ended March 31, 2023, compared to the same period in 2022. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2023, decreased 32% per barrel from a three-month average of $84.05 for the three months ended March 31, 2022 to $57.33 per barrel for the three months ended March 31, 2023. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended March 31, 2023 decreased $10.84 per barrel from a three-month average of $117.54 for the three months ended March 31, 2022 to $106.70 per barrel for the three months ended March 31, 2023.
We had interest expense of $12.5 million for the three months ended March 31, 2023, compared to interest expense of $4.2 million for the three months ended March 31, 2022, an increase of $8.3 million. This increase was due to the accretion of deferred loan costs and interest expenses associated with the draws under our Term Loan of $125 million on April 1, 2022 and $40 million on May 26, 2022 and $108 million of inventory financing principal.
We had an approximately $9.2 million loss on change in value of derivative liability for the three months ended March 31, 2023, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a loss on change in the value of our derivative liability of $3.6 million in the prior year’s period, which was in connection with the Convertible Senior Notes issued on November 1, 2021. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the increase in the market price of our common stock during the current period, compared to the prior period), warrant exchanges, and non-cash accounting adjustments in connection therewith.

We had net income from continuing operations of approximately $3.5 million for the three months ended March 31, 2023, compared to net loss from continuing operations of $7.4 million for the three months ended March 31, 2022, an increase in net income from continuing operations of $10.8 million. The main reason for the increase in net income from continuing operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was attributable to the profit from Mobile Refinery operation for the three months ended March 31, 2023.
Refining and Marketing Segment
Since April 1, 2022, the Refining and Marketing segment has generated most of its revenues from the sales of petroleum refined products processed at the Mobile Refinery. The Mobile Refinery processes crude oils into refined finished products which include gasolines, distillates including jet fuel, LPGs, and other residual fuels such as VTBs, VGO, olefins, reformate and sulfur. We market these finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels. Most of the Mobile Refinery production is sold to Macquarie Energy North America Trading Inc (“Macquarie”), under the Inventory Financing Agreement. See “Note 10. Inventory Financing Agreement” of our Notes to Consolidated Financial Statements, included under “Item 1 Financial Statements”.
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
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the three months ended March 31, 2023, the Mobile Refinery generated 91% of our total consolidated revenue. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Three Months Ended March 31,
	2023			2022
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing
Revenues	$632,692	$26,636	$659,328	$34,719
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	542,826	25,734	568,560	33,086
Variable production costs attributable to costs of revenues	21,252	—	21,252	—
Depreciation and amortization attributable to costs of revenues	3,144	150	3,294	123
Gross profit (loss)	65,470	752	66,222	1,510
Operating expenses
Selling general and administrative expense	24,681	1,805	26,486	1,125
Depreciation and amortization attributable to operating expenses	736	72	808	105
Total operating expenses	25,417	1,877	27,294	1,230
Income (loss) from operations	40,053	(1,125)	38,928	280
Other income (expenses)
Interest expense	(3,876)	—	(3,876)	—
Net income (loss)	$36,177	$(1,125)	$35,052	$280
Refining adjusted EBITDA *	$41,831	$(971)	$40,860	$508
Key performance indicators:
Fuel Gross Margin *	$103,802	n/a	n/a	n/a
Adjusted Gross Margin*	$63,369	n/a	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (1)*	$16.17	n/a	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$9.87	n/a	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$31.59	n/a	n/a	n/a
Operating Expenses Per Barrel of Throughput (3)	$3.84	n/a	n/a	n/a
Variable Production Costs Per Barrel of Throughput (4)	$3.31	n/a	n/a	n/a
* See “Non-GAAP Financial Measures” below.
(1) Fuel gross margin per throughput barrel is calculated as fuel gross margin divided by total throughput barrels for the period presented. Adjusted gross margin per throughput barrel is calculated as adjusted gross margin divided by total throughput barrels for the periods presented. These calculations are nominal to the legacy business.
(2) The crack spread USGC 2-1-1 is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our fuel gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. To calculate the crack spread we believe most closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline (U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced) and one barrel of USGC ULSD (U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur). These calculations are nominal to the legacy business.
(3) Operating expenses per throughput barrel are calculated as operating expenses minus depreciation and amortization divided by total throughput barrels for the period presented. These calculations are nominal to the legacy business.
(4) Variable production costs per barrel of throughput are calculated by dividing variable production costs attributable to cost of revenues by total throughput barrels for the period presented. Included in variable production costs attributable to cost of revenues are personnel costs, utilities, repair and maintenance costs, and other miscellaneous costs to operate the refinery. These calculations are nominal to the legacy business.

The following table shows average throughput and product yield at the Mobile Refinery for three months ended March 31, 2023.

Three Months Ended March 31, 2023
Refinery throughput (bpd)
Crude oil	71,328
Total throughput	71,328

Refinery Yields (bpd)
Gasolines	15,723
Distillates	14,720
Jet fuel	12,789
Other (1)	26,119
Total average barrel yields per day	69,351

(1) Other includes intermediates and LPGs.
First Quarter 2023 Compared to First Quarter 2022 Discussion

    Our Refining and Marketing Segment includes our Mobile Refinery. Revenues from the Mobile Refinery were $632.7 million and 6.3 million barrels of hydrocarbon products were refined for the first quarter in 2023, with no comparable activity for the same period in 2022. Legacy Refining and Marketing revenues decreased $8.1 million, volumes were up 1 percent while commodity prices decreased during the three months ended March 31, 2023, as compared to the same period in 2022.
Gross profit for the segment was $66.2 million for three months ended March 31, 2023, of which $65.5 million was related to the Mobile Refinery. Our Legacy Refining and Marketing business experienced a decrease in gross profit of $0.8 million primarily due to lower commodity prices.
The Mobile Refinery had $25.4 million in operational expenses for the 2023 period, representing 93.1% of the total segment. The increase of $0.6 million quarter-over-quarter from the legacy Refining and Marketing business was primarily due to the higher inflation in 2023, compared to the same period in 2022.
Interest expense for the segment of $3.9 million for the first quarter 2023 included $2.5 million related to our inventory financing agreement and $1.4 million related to a capitalized equipment lease. There was no comparable activity for the same period in 2022.
Non-GAAP Financial Measures
In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin Per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA collectively, the “Non-GAAP Financial Measures”), each as discussed in greater detail below. The Non-GAAP Financial Measures are “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with GAAP. We use the Non-GAAP Financial Measures as supplements to GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to allocate resources and to compare our performance relative to our peers. Additionally, these measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. The Non-GAAP Financial Measures are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Non-GAAP financial information similar to the Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
The Non-GAAP Financial Measures are unaudited, and have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations are: the Non-GAAP Financial Measures do not reflect cash expenditures, or future requirements for capital expenditures, or contractual commitments; the Non-GAAP Financial Measures do not reflect changes in, or cash requirements for, working capital needs; the Non-GAAP Financial Measures do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, the Non-GAAP Financial Measures do not reflect any cash requirements for such replacements; the Non-GAAP Financial Measures represent only a portion of our total operating results; and other companies in this industry may calculate the Non-GAAP Financial Measures differently than we do, limiting their usefulness as a comparative measure.
You should not consider the Non-GAAP Financial Measures in isolation, or as substitutes for analysis of the Company’s results as reported under U.S. GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-U.S. GAAP measures to the most comparable U.S. GAAP measure below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-U.S. GAAP measures in conjunction with the most directly comparable U.S. GAAP financial measure.
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
Fuel Gross Margin Per Barrel of Throughput.
Fuel Gross Margin Per Barrel of Throughput is calculated as fuel gross margin divided by total throughput barrels for the period presented.
Adjusted Gross Margin Per Barrel of Throughput.
Adjusted Gross Margin Per Barrel Throughput is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
Refining Adjusted EBITDA.
Refining Adjusted EBITDA represents net income (loss) from operations plus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
The following tables reconcile GAAP gross profit to Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2023			2022
	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Legacy Refining and Marketing
Gross profit (loss)	$65,470	$752	$66,222	$1,510
Unrealized gain on hedging activities	(570)	(67)	(637)	—
Inventory valuation adjustments	(1,532)	—	(1,532)	—
Adjusted Gross Margin	63,368	685	64,053	1,510
Variable production costs included in cost of revenues	21,252	—	21,252	—
Depreciation and amortization attributable to costs of revenues	3,144	150	3,294	123
RFS expense (mainly RINs)	16,115	—	16,115	—
Realized loss on hedging activities	(439)	(31)	(470)	347
Financing costs	2,295	—	2,295	—
Other revenues	(1,933)	—	(1,933)	—
Fuel Gross Margin	$103,802	$804	$104,606	$1,980

Throughput (bpd)	71,328	n/a	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$16.17	n/a	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$9.87	n/a	n/a	n/a

Net income (loss)	$36,177	$(1,125)	$35,052	$280
Unrealized gain on hedging activities	(570)	(67)	(637)	—
Depreciation and amortization	3,880	222	4,102	228
Interest expenses	3,876	—	3,876	—
Inventory valuation adjustment	(1,532)	—	(1,532)	—
Refining Adjusted EBITDA	$41,831	$(970)	$40,861	$508

Black Oil and Recovery Segment
After the acquisition of the Mobile Refinery on April 1, 2022, the revenue of our Black Oil and Recovery segments became less than 10% of consolidated revenue. As a result, beginning with the third quarter of 2022, we decided to combine our Black Oil and Recovery segment into one segment, which is engaged in operations across the entire used motor oil recycling value chain, including refinement, collection, aggregation, transportation, storage, recovery, and sales of aggregated feedstock and re-refined products to end-users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, petrochemical manufacturing operations, and a diverse network of suppliers who operate similar collection businesses to ours. We own a fleet of collection vehicles, which routinely visit generators to collect and purchase used motor oil.
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

The Black Oil and Recovery Segment includes our used motor oil business (the “UMO Business”), which includes the Heartland Assets and Operations, which is presented as discontinued operations. Refer to “Note 23. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item 1. Financial Statements”.
The table below shows the operating results of Black Oil and Recovery Segment for the three months ended March 31, 2023 and 2022, including revenues by product (in thousands):

	Three Months Ended March 31,
Black Oil and Recovery	2023	2022	Variance*
Revenues
Refined products:
Other refinery products (1)	$29,423	$34,952	$(5,529)
Re-refined products:
Metals (2)	3,413	4,057	(644)
Other re-refined products (3)	281	258	23
Services:
Oil collection services	1,587	551	1,036
Revenues	34,704	39,818	(5,114)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,418	27,904	(2,514)
Depreciation and amortization attributable to costs of revenues	1,043	904	(139)
Gross profit	3,243	11,010	(7,767)
Operating expenses
Selling general and administrative expense	4,799	4,123	(676)
Depreciation and amortization attributable to operating expenses	38	58	20
Total operating expenses	4,837	4,181	(656)
Income (loss) from operations	(1,594)	6,829	(7,111)
Other income (expenses)
Other income	1,655	472	1,183
Interest expense	(57)	—	(57)
Net income	$4	$7,301	$(5,985)
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
First Quarter 2023 to First Quarter 2022 Highlights:
Revenue from operations for our Black Oil and Recovery Segment decreased $5.1 million for the three months ended March 31, 2023, compared to 2022, as a result of decreases in commodity prices.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment increased $2.5 million for the three months ended March 31, 2023, compared to 2022, primarily due to increased salary, and variable operating costs which are caused by inflation.

The total loss from operation from the Black Oil and Recovery Segment was $1.6 million for the three months ended March 31, 2023, which decreased $7.1 million compared to the same period ended March 31, 2022, due to the lower commodity prices and increased salary and operating costs which were caused by the increases in inflation.

Liquidity and Capital Resources

Our primary sources of liquidity have historically included cash flow from operations, proceeds from notes offerings, bank borrowings, term loans, public and private equity offerings and other financial arrangements. Uses of cash have included capital expenditures, acquisitions and general working capital needs.

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

We had total assets of approximately $805.9 million as of March 31, 2023, compared to $689.4 million at December 31, 2022. The increase was mainly due to the investment in our RD project at the Mobile Refinery, right of use assets that were acquired via operating lease and financing leases, and increases in accounts receivable and inventory levels, due to the increases in product volumes during the three months ended March 31, 2023.

We had total current liabilities of approximately $267.8 million as of March 31, 2023, compared to $248.6 million at December 31, 2022. We had total liabilities of $585.2 million as of March 31, 2023, compared to total liabilities of $524.0 million as of December 31, 2022. The increase in current liabilities was mainly due to increases in accounts payable and accrued liabilities as a result of the timing schedule of payments, and the increase in long-term liabilities was mainly due to the increased right of use liabilities related to operating and finance leases, along with the increase of derivative liabilities, which was caused by the increased stock price, during the three months ended March 31, 2023, compared to December 31, 2022.
We had working capital of approximately $125.8 million as of March 31, 2023, compared to working capital of $124.8 million as of December 31, 2022. The increase in working capital from December 31, 2022, to March 31, 2023, is mainly due to the increase in inventory, and prepaid expenses during the three months ended March 31, 2023, offset by the decrease in cash and cash equivalents.
During the first quarter of 2023, average refining margins continued shrinking compared to the last three quarters of 2022. Global prices for refined products, especially distillates, are falling as the economy slows, more refineries come onstream, and exports from Russia are re-routed and replaced by fuel from the Middle East. During the twelve months ended March 31, 2023, the Consumer Price Energy Index in the United States increased 19.7% impacting our gross margins. The Consumer Price All Items Index increased 8.2% for the same period impacting our operating expenses and slowing economic growth. Also, market conditions were unstable through the end of 2022 and into 2023, and we are still seeing extreme volatility in commodity pricing. Generally, however, the increase in refined product pricing has had a positive impact on our business and overall liquidity.
Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the effects of inflation, interest rates, commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur more capital expenditures related to the Mobile Refinery in the future.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We expect that our short-term liquidity needs which include debt service, working capital, and capital expenditures related to currently planned growth projects (including the ongoing renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis) will be met through projected cash flow from operations, borrowings under our various facilities (if necessary) and asset sales, however, we may also sell equity in the future.
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
The renewable diesel unit was commissioned on April 28, 2023, and mechanical completion was achieved on March 2023. The capital project modified the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. The refinery is expected to commence production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel in the second quarter of 2023, with production volumes anticipated to subsequently ramp up to approximately 14,000 bpd by the first quarter of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.

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

Cash flows for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning cash, cash equivalents and restricted cash	$146,187	$136,627
Net cash provided by (used in):
Operating activities	(36,801)	(3,991)
Investing activities	13,302	(6,692)
Financing activities	(27,570)	(1,397)
Net decrease in cash, cash equivalents and restricted cash	(51,069)	(12,080)
Ending cash, cash equivalents and restricted cash	$95,118	$124,547

The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included in this report includes only cash flow information for our continued operations.

Our current primary sources of liquidity are cash generated from operations, cash generated through the sale of the Heartland Assets and Operations and cash flows from borrowing capacity.

Net cash used in operating activities was approximately $36.8 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. The primary reason for the increase in cash used in operating activities for the three month period ended March 31, 2023, compared to the same period in 2022, was the operation of the Mobile Refinery and the net change of current asset and liabilities associated therewith.

Investing activities provided cash of approximately $13.3 million for the three months ended March 31, 2023, as compared to using cash of $6.7 million during the corresponding period in 2022, due mainly to the sale of the Heartland Assets and Operations, offset by fixed assets purchased for the Mobile Refinery during the current period.

    Financing activities used cash of approximately $27.6 million for the three months ended March 31, 2023, as compared to using cash of $1.4 million during the corresponding period in 2022. Financing activities for the three months ended March 31, 2023, were comprised of principal payments for the Term Loan $12.9 million, for the insurance premium finance of $4.2 million, and for inventory financing $11.3 million. Financing activities for the three months ended March 31, 2022, were mainly comprised of the payment on notes payable and capital leases of $1.4 million.

More information regarding our loan agreements, leases, insurance premium finance and Convertible Senior Notes, can be found under “Note 15. Financing Agreement” of our Condensed Notes to Consolidated Financial Statements, included under “Item 1. Financial Statement”.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. “Note 2. Summary of Critical Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2022 Form 10-K.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2023, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2022 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2022), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weaknesses
We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022, and others that may be implemented, will remediate these material weaknesses. However, these material weaknesses will not be considered formally remediated until controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the terms of our agreements with Macquarie, including termination rights associated therewith, and our ability to find a replacement partner, in the event such agreements were terminated;
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
•our ability to maintain our relationship with Shell, and Macquarie;
•our ability to complete and integrate acquisitions;

•pending and future litigation, potential adverse judgments and settlements in connection therewith, and resources expended in connection therewith;
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
•risks of downturns in the U.S. and global economies and increased prices due to COVID-19, increases in inflation and changing interest rates, and/or the ongoing conflict between Russia and Ukraine;
•our ability to meet earnings guidance;
•anti-take-over rights in our governing documents;
•the volatile nature of the market for our common stock and our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding convertible notes.

Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 1, 2023 (the “Form 10-K”), under the heading “Risk Factors”, except as described below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
Our margins have historically tightened as the national and global economies slow, and we have recently experienced decreasing margins, which may continue or become exacerbated in the future.
During the first quarter of 2023, our average refining margins decreased compared to the last three quarters of 2022. We believe this was due to, among other things, the global prices for refined products, especially distillates, falling as the economy slows, more refineries coming onstream, and exports from Russia that are being re-routed and replaced by fuel from the Middle East. During the twelve months ended March 31, 2023, the Consumer Price Energy Index in the United States increased 19.7% impacting our gross margins. The Consumer Price All Items Index increased 8.2% for the same period impacting our operating expenses and slowing economic growth. If we experience increasing or prolonged tightening of margins, it may decrease our profits and materially adversely affect our operating results, cash flows, and the value of our securities.
Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.
From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. For example, we are currently involved in ongoing lawsuits seeking damages relating to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana; ongoing issues in connection with Penthol LLC’s termination of a June 2016 Sales and Marketing Agreement; and a recent class action that was filed against us and certain of our senior executives alleging claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Each of these matters are described in greater detail under “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 4. Commitments and Contingencies”, under the heading “Litigation”. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. Regardless of the merit of particular claims, litigation can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements can also significantly increase the Company’s operating expenses. While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. The timing of the final resolutions to these matters (including pending matters) is often uncertain. The possible outcomes or resolutions to pending and future matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2023, and from the period from April 1, 2023, to the filing date of this report.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.
None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
10.1	Amendment Number Three to Loan and Security Agreement dated January 8, 2023, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	1/12/2023	001-11476
10.2	Form of Guarantor Joinder relating to that certain Loan and Security Agreement dated April 1, 2022, as amended from time to time, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.2	1/12/2023	001-11476
10.3#	Executive Employment Agreement dated April 17, 2023 and effective April 17, 2023, by and between Vertex Energy, Inc. and Douglas S. Haugh		8-K	10.2	4/20/2023	001-11476
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*    Filed herewith.

**    Furnished herewith.
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: May 8, 2023	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)