Form 10-Q
period 2023-06-30
Vertex Energy Inc.
filed 2023-08-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
☐ Yes  ☑ No

As of August 8, 2023, there were 93,290,791 shares of common stock issued and outstanding, which does not include an aggregate of 113,040 Restricted Stock Shares agreed to be issued to the non-executive members of the Board of Directors on June 19, 2023, which are still in the process of being issued as of the date of this Report.

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
•“Hydrocarbons” are an organic compound consisting entirely of hydrogen and carbon. When used in the Company’s filings, the term generally refers to crude oil and its derivatives.
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
•“Used Oil” is any oil that has been refined from crude oil, or any synthetic oil that has been used, and as a result of use or as a consequence of extended storage or spillage has been contaminated with physical or chemical impurities. Examples of used oil include used motor oil, hydraulic oil, transmission fluid, and diesel and transformer oil.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$48,532	$141,258
Restricted cash	3,603	4,929
Accounts receivable, net	50,995	34,548
Inventory	215,672	135,473
Prepaid expenses and other current assets	52,929	36,660
Assets held for sale, current	—	20,560
Total current assets	371,731	373,428

Fixed assets, net	298,112	201,749
Finance lease right-of-use assets	66,301	44,081
Operating lease right-of use assets	92,502	53,557
Intangible assets, net	12,241	11,827
Deferred taxes assets	10,975	2,498
Other assets	3,338	2,245
TOTAL ASSETS	$855,200	$689,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$41,373	$20,997
Accrued expenses	87,642	81,711
Finance lease liability-current	2,320	1,363
Operating lease liability-current	25,588	9,012
Current portion of long-term debt, net	18,245	13,911
Obligations under inventory financing agreements, net	162,096	117,939
Derivative commodity liability	3,357	242
Liabilities held for sale, current	—	3,424
Total current liabilities	340,621	248,599

Long-term debt, net	123,653	170,010
Finance lease liability-long-term	67,290	45,164
Operating lease liability-long-term	66,914	44,545
Deferred tax liabilities	—	—
Derivative warrant liability	13,855	14,270
Other liabilities	1,377	1,377
Total liabilities	613,710	523,965

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

	June 30, 2023	December 31, 2022
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 93,236,563 and 75,668,826 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	93	76
Additional paid-in capital	381,776	279,552
Accumulated deficit	(143,431)	(115,893)
Total Vertex Energy, Inc. stockholders' equity	238,438	163,735
Non-controlling interest	3,052	1,685
Total equity	241,490	165,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$855,200	$689,385

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$734,893	$1,029,369	$1,426,035	$1,103,906
Cost of revenues (exclusive of depreciation and amortization shown separately below)	729,649	1,007,143	1,349,001	1,068,133
Depreciation and amortization attributable to costs of revenues	6,630	4,063	10,967	5,090
Gross profit (loss)	(1,386)	18,163	66,067	30,683

Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	42,636	40,748	84,578	52,897
Depreciation and amortization attributable to operating expenses	1,028	1,127	2,044	1,536
Total operating expenses	43,664	41,875	86,622	54,433
Loss from operations	(45,050)	(23,712)	(20,555)	(23,750)
Other income (expense):
Other income (loss)	(496)	171	1,156	643
Gain (loss) on change in value of derivative warrant liability	9,600	(945)	415	(4,524)
Interest expense	(77,536)	(47,712)	(90,013)	(51,933)
Total other expense	(68,432)	(48,486)	(88,442)	(55,814)
Loss from continuing operations before income tax	(113,482)	(72,198)	(108,997)	(79,564)
Income tax benefit (expense)	28,688	—	27,676	—
Loss from continuing operations	(84,794)	(72,198)	(81,321)	(79,564)
Income from discontinued operations, net of tax (see note 23)	3,340	8,416	53,680	14,973
Net loss	(81,454)	(63,782)	(27,641)	(64,591)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(53)	137	(103)	64
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	—	3,050	—	6,862
Net loss attributable to Vertex Energy, Inc.	(81,401)	(66,969)	(27,538)	(71,517)

Accretion of redeemable noncontrolling interest to redemption value from continued operations	—	(7)	—	(428)

Net loss attributable to common stockholders from continuing operations	(84,741)	(72,342)	(81,218)	(80,056)
Net income attributable to common stockholders from discontinued operations, net of tax	3,340	5,366	53,680	8,111
Net loss attributable to common shareholders	$(81,401)	$(66,976)	$(27,538)	$(71,945)

Basic loss per common share
Continuing operations	$(1.07)	$(1.07)	$(1.05)	$(1.22)
Discontinued operations, net of tax	0.04	0.08	0.69	0.12
Basic loss per common share	$(1.03)	$(0.99)	$(0.36)	$(1.10)

Shares used in computing earnings per share
Basic	79,519	67,923	77,615	65,660
Diluted	79,519	67,923	77,615	65,660

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except par value)
(UNAUDITED)

Six Months Ended June 30, 2023
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2023	75,669	$76	—	$—	$279,552	$(115,893)	$1,685	$165,420
Exercise of options	166	—	—	—	209	—	—	209
Stock based compensation expense	—	—	—	—	365	—	—	365
Non controlling shareholder contribution	—	—	—	—	—	—	980	980
Net income (loss)	—	—	—	—	—	53,863	(50)	53,813
Balance on March 31, 2023	75,835	76	—	—	280,126	(62,030)	2,615	220,787
Exercise of options	195	—	—	—	169	—	—	169
Stock based compensation expense	—	—	—	—	368	—	—	368
Senior Note Converted	17,207	17	—	—	101,113	—	—	101,130
Non-controlling shareholder contribution	—	—	—	—	—	—	490	490
Net loss	—	—	—	—	—	(81,401)	(53)	(81,454)
Balance on June 30, 2023	93,237	$93	—	$—	$381,776	$(143,431)	$3,052	$241,490

See accompanying notes to the consolidated financial statements.

Six Months Ended June 30, 2022
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on January 1, 2022	63,288	$63	386	$—	$138,620	$(110,614)	$1,997	$30,066
Exercise of options	60	—	—	—	76	—	—	76
Exercise of warrants	1,113	1	—	—	(1)	—	—	—
Stock based compensation expense	—	—	—	—	250	—	—	250
Conversion of Series A Preferred stock to common	5	—	(5)	—	—	—	—	—
Equity component of the convertible note issuance, net	—	—	—	—	78,789	—	—	78,789
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(422)	—	(422)
Net income (loss)	—	—	—	—	—	(4,547)	3,739	(808)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,769)	(3,769)
Balance on March 31, 2022	64,466	64	381	—	217,734	(115,583)	1,967	104,182
Exercise of options to common	498	1	—	—	553	—	—	554
Exercise of options to common- unissued	—	—	—	—	3	—	—	3
Distribution to non-controlling shareholder	—	—	—	—	—	—	(380)	(380)
Adjustment of redeemable non controlling interest	—	—	—	—	29	(29)	—	—
Conversion of Convertible Senior Notes to common	10,164	10	—	—	59,812	—	—	59,822
Share based compensation expense	—	—	—	—	324	—	—	324
Conversion of Series A Preferred stock to common	381	1	(381)	—	—	—	—	1
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(6)	—	(6)
Net income (loss)	—	—	—	—	—	(66,970)	3,188	(63,782)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,023)	(3,023)
Balance on June 30, 2022	75,509	$76	—	$—	$278,455	$(182,588)	$1,752	$97,695

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(27,641)	$(64,591)
Income from discontinued operations, net of tax	53,680	14,973
Loss from continuing operations	(81,321)	(79,564)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities
Stock based compensation expense	733	574
Depreciation and amortization	13,011	6,626
Deferred income tax benefit	(27,676)	—
Gain on sale of assets	(2)	(83)
Provision for environment clean up	—	1,429
Increase in allowance for bad debt	93	432
(Decrease) increase in fair value of derivative warrant liability	(415)	4,524
Loss on commodity derivative contracts	2,123	98,274
Net cash settlements on commodity derivatives	1,269	(70,951)
Amortization of debt discount and deferred costs	70,948	40,001
Changes in operating assets and liabilities
Accounts receivable and other receivables	(18,589)	(89,207)
Inventory	(80,199)	(65,679)
Prepaid expenses and other current assets	(16,546)	(18,613)
Accounts payable	20,376	44,561
Accrued expenses	5,932	27,171
Other assets	(1,090)	29
Net cash used in operating activities from continuing operations	(111,353)	(100,476)
Cash flows from investing activities
Purchase of intangible assets	(2,500)	(106)
Investment in Mobile Refinery assets	—	(227,525)
Purchase of fixed assets	(105,344)	(2,150)
Proceeds from sale of discontinued operation	92,034	—
Proceeds from sale of fixed assets	5	157
Net cash used in investing activities from continuing operations	(15,805)	(229,624)
Cash flows from financing activities
Payments on finance leases	(908)	(402)
Proceeds from exercise of options and warrants to common stock	378	633
Distributions to noncontrolling interest	—	(380)
Contributions received from noncontrolling interest	1,470	—
Net change on inventory financing agreements	43,657	172,607
Redemption of noncontrolling interest	—	(50,666)
Proceeds from note payable	13,081	165,718
Payments on note payable	(24,422)	(7,716)
Net cash provided by financing activities from continuing operations	33,256	279,794

Discontinued operations:
Net cash provided by (used in) operating activities	(150)	12,476
Net cash used in investing activities	—	(783)
Net cash provided by (used in) discontinued operations	(150)	11,693

Net decrease in cash, cash equivalents and restricted cash	(94,052)	(38,613)
Cash, cash equivalents, and restricted cash at beginning of the period	146,187	136,627
Cash, cash equivalents, and restricted cash at end of period	$52,135	$98,014
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

	Six Months Ended
	June 30, 2023	June 30, 2022

Cash and cash equivalents	$48,532	$97,914
Restricted cash	3,603	100
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$52,135	$98,014

SUPPLEMENTAL INFORMATION
Cash paid for interest	$24,755	$51,950
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equity component of the convertible note issuance	$—	$78,789
ROU assets obtained from new finance lease obligation	$23,990	$45,096
Exchange of Convertible Senior Notes to common stock	$79,948	$59,822
ROU assets obtained from new operating lease obligation	$38,945	$—
Accretion of redeemable non-controlling interest to redemption value	$—	$428

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
The June 30, 2022 Consolidated Statement of Operations were retroactively restated from the unaudited financial statements of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, to account for the change for our discontinued business, see Note 23 "Discontinued Operations". In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. All significant intercompany transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2022 as reported in Form 10-K have been omitted.
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
On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our wholly-owned subsidiary, which owns the Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”).
The transactions contemplated by the Sale Agreement closed on February 1, 2023 with a net cash settlement of $92.0 million.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement.
As a result of the above, the Company determined to present the Heartland Assets and Operations as discontinued operations as of December 31, 2022 and for the three and six months ended June 30, 2023 and 2022.

Use of Estimates
The preparation of financial statements in conforming with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates. Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations. The Company decided to keep the operations of some of the division, which was reclassified as discontinued in 2022, and thus reclassified $16.7 million of net income from discontinued operations to continued operations in the accompanying six months ended June 30, 2022 Consolidated Statements of Operations. Refer to “Note 23. Discontinued Operations” for more detailed information.
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

Restricted cash as of June 30, 2023, consisted of a $2.0 million deposit in a bank for financing of a short-term equipment lease, a $1.5 million deposit in a bank for possible liabilities related to the Heartland Assets and Operations sale, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. Restricted cash as of December 31, 2022, consisted of a $4.8 million deposit in a bank for financing of a short-term equipment lease, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card.
Convertible Instruments
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

The following table presents summarized results of operations of the Mobile Refinery for the three and six months ended June 30, 2023 and 2022, which are included in the accompanying consolidated statement of operations for the period ended June 30, 2023 and 2022 (in thousands):

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$626,455	$922,196	$1,257,214	$922,196
Net income (loss)	$(21,651)	$(23,961)	$14,526	$(23,961)
The following table presents unaudited pro forma results of operations reflecting the acquisition of the Mobile Refinery as if the acquisition had occurred as of January 1, 2022. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future (in thousands):

	For Six Months Ended June 30,
	2023	2022
Revenue	$1,257,214	$1,673,096
Net income	$14,526	$31,138
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
Penthol litigation:

On November 17, 2020, Vertex Energy Operating, LLC (“Vertex”) filed a lawsuit against Penthol LLC (“Penthol”) in the 61st Judicial District Court of Harris County, Texas, Cause No. 2020-65269, for breach of contract and simultaneously sought a Temporary Restraining Order and Temporary Injunction enjoining Penthol from, among other things, circumventing Vertex in violation of the terms of that certain June 5, 2016 Sales Representative and Marketing Agreement entered into between Vertex Operating and Penthol (the “Penthol Agreement”). Thereafter, Penthol terminated the Penthol Agreement more than a year prior to the contractual termination date. Vertex seeks damages, attorneys’ fees, costs of court, and all other relief to which it may be entitled.
On February 8, 2021, Penthol filed a complaint against Vertex in the United States District Court for the Southern District of Texas; Civil Action No. 4:21-CV-416 (the “Complaint”). Penthol sought damages from Vertex for alleged violations of the Sherman Act, breach of contract, business disparagement, fraud, and misappropriation of trade secrets under the Defend Trade Secrets Act and Texas Uniform Trade Secrets Act. On August 12, 2021, United States District Judge Andrew S. Hanen dismissed Penthol’s Sherman Act claim. Penthol is seeking a declaration that Vertex has materially breached the agreement; an injunction that prohibits Vertex from using Penthol’s alleged trade secrets and requires Vertex to return any of Penthol’s alleged trade secrets; awards of actual, consequential and exemplary damages, attorneys’ fees and costs of court; and other relief to which it may be entitled. Vertex denies Penthol’s allegations. Vertex contends Penthol’s claims are completely without merit, and that Penthol’s termination of the Penthol Agreement was wrongful and resulted in damages to Vertex. Further, Vertex contends that Penthol’s termination of the Penthol Agreement constitutes a breach by Penthol under the express terms of the Penthol Agreement, and that Vertex remains entitled to payment of the amounts due Vertex under the Penthol Agreement for unpaid commissions and unpaid performance incentives. Vertex disputes Penthol’s allegations of wrongdoing and intends to vigorously defend itself in this matter.
The parties agreed to move the pending claims and defenses in the Texas state court lawsuit into the federal court lawsuit. All pending claims between the parties are now in the federal court action.
The parties conducted numerous depositions and substantial document discovery. Vertex filed a motion for summary judgment, and Judge Hanen granted it in part, dismissing Penthol’s claims for business disparagement and fraud. Penthol’s remaining claims are pending. The case is currently set for a bench trial on October 30, 2023.
Putative Class Action Litigation:
On April 13, 2023, William C. Passmore filed a putative class action lawsuit against the Company; Benjamin P. Cowart, our Chief Executive Officer and Chairman; and Chris Carlson, our Chief Financial Officer; in the United States District Court for the Southern District of Alabama (Southern Division). In May 2023 and June 2023, additional plaintiffs filed virtually identical putative class action lawsuits against the same three defendants, the first of which was filed in the same courthouse and the second of which was filed in the United States District Court for the Southern District of Texas (Houston Division). These three putative class action lawsuits are substantially similar and allege that the Company, through Messrs. Cowart and Carlson, issued materially false and misleading statements, or omitted material information, regarding the projected future financial performance of the Mobile Refinery in 2022. The plaintiffs have asserted claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, against all defendants. The Company anticipates that the three pending putative class actions will be consolidated into one putative class action following the Court’s pending resolution of the respective plaintiffs’ competing motions to become lead plaintiff and lead plaintiff’s counsel in the putative class actions.
Shareholder Derivative Lawsuits:
In June 2023, a plaintiff, derivatively on behalf of the Company, filed a shareholder derivative lawsuit against certain Directors (both current and former) and Officers. The suit alleges that the Directors and Officers of the Company breached duties owed to the Company by allowing the Company to issue materially false and misleading statements, or failing to disclose material information, regarding the projected future financial performance of the Mobile Refinery in 2022. The plaintiff has asserted claims for breach of fiduciary duty and for unjust enrichment against all defendants. Plaintiff is seeking multiple forms of relief, including high-level resolutions for amendments to the Company’s corporate governance documents. On July 19, 2023, the Court granted the plaintiff’s notice of non-suit as to two current Directors, dismissing them from the lawsuit without prejudice. On July 27, 2023, the parties filed a joint motion to stay the derivative lawsuit pending the outcome of an anticipated motion to dismiss in the putative securities class action (post-consolidation of the cases).
The Company has also been informed that a second shareholder derivative lawsuit was filed in late-June 2023. While the named defendants in the second-filed shareholder derivative lawsuit vary slightly from the first-filed shareholder derivative lawsuit, the allegations are virtually identical. Notwithstanding the fact that the Company and the defendants have not yet been served in this action, the Company anticipates potential litigation related to plaintiff’s filing of this lawsuit.
*****
The Company has retained counsel to respond to the putative class actions and the shareholder derivative lawsuits, and its assessment of the respective allegations is ongoing; however, the Company believes that the class action lawsuits and the derivative lawsuits are without merit, and all defendants intend to vigorously defend against the allegations.
At this stage of the lawsuits, we are unable to anticipate the ultimate impact, if any, that the legal proceedings may have on the consolidated financial position, liquidity, results of operations, or cash flows of the Company. As a result, we have not estimated a range of potential exposure for amounts, if any, that might become payable in connection with these matters and reserves have not been established. It is possible that an adverse outcome in any of the matters may have a material adverse impact on the Company.

Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. As of June 30, 2023 and December 31, 2022, we have $1.4 million recorded in accrued liabilities for anticipated environment clean-up costs.
NOTE 5. REVENUES

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery *	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$711,419	$25,885	$(2,411)	$734,893
Sources of Revenue
Refined products:
Gasolines	$170,386	$—	$—	$170,386
Jet Fuels	106,474	—	—	106,474
Diesel	158,819	—	—	158,819
Renewable	55,303	—	—	55,303
Other refinery products (1)	1,127	21,797	149	23,073
Re-refined products:
Pygas	5,011	—	—	5,011
Metals (2)	—	3,027	—	3,027
Other re-refined products (3)	210,497	509	(2,560)	208,446
Services:
Terminalling	3,802	—	—	3,802
Oil collection services	—	552	—	552
Total revenues	$711,419	$25,885	$(2,411)	$734,893

	Three Months Ended June 30, 2022
	Refining & Marketing	Black Oil & Recovery *	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$966,390	$62,979	$—	$1,029,369
Sources of Revenue
Refined products:
Gasolines	$253,602	$—	$—	$253,602
Jet Fuels	143,688	—	—	143,688
Diesel	322,317	—	—	322,317
Other refinery products (1)	—	56,520	—	56,520
Re-refined products:
Pygas	20,685	—	—	20,685
Metals (2)	—	4,962	—	4,962
Other re-refined products (3)	223,791	994	—	224,785
Services:
Terminalling	2,307	—	—	2,307
Oil collection services	—	503	—	503
Total revenues	$966,390	$62,979	$—	$1,029,369

	Six Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery *	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$1,370,747	$60,431	$(5,143)	$1,426,035
Sources of Revenue
Refined products:
Gasolines	$318,107	$—	$—	$318,107
Jet Fuels	248,849	—	—	248,849
Diesel	341,275	—	—	341,275
Renewable	55,303	—	—	55,303
Other refinery products (1)	1,127	51,220	(570)	51,777
Re-refined products:
Pygas	8,847	—	—	8,847
Metals (2)	—	6,440	—	6,440
Other re-refined products (3)	391,505	1,507	(4,573)	388,439
Services:
Terminalling	5,734	—	—	5,734
Oil collection services	—	1,264	—	1,264
Total revenues	$1,370,747	$60,431	$(5,143)	$1,426,035

	Six Months Ended June 30, 2022
	Refining & Marketing	Black Oil & Recovery *	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$1,001,109	$102,797	$—	$1,103,906
Sources of Revenue
Refined products:
Gasolines	$261,150	$—	$—	$261,150
Jet Fuels	143,688	—	—	143,688
Diesel	344,225	—	—	344,225
Other refinery products (1)	—	91,471	—	91,471
Re-refined products:
Pygas	25,376	—	—	25,376
Metals (2)	—	9,019	—	9,019
Other re-refined products (3)	224,363	1,253	—	225,616
Services:
Terminalling	2,307	—	—	2,307
Oil collection services	—	1,054	—	1,054
Total revenues	$1,001,109	$102,797	$—	$1,103,906

* Beginning during the quarter ended September 30, 2022, the Company decided to combine the Black Oil and Recovery segments due to the revenue from such segment being less than 10% of the Company's total revenue. The Black Oil segment excludes the Heartland Assets and Operations, which is presented herein as discontinued operations.
(1) Other refinery products include the sales of renewable diesel, base oil, cutterstock and hydrotreated VGO, LPGs, sulfur and vacuum tower bottoms (VTB).

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
Segment information for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

Three Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$492,109	$21,797	$149	$514,055
Re-refined products	215,508	3,536	(2,560)	216,484
Services	3,802	552	—	4,354
Total revenues	711,419	25,885	(2,411)	734,893
Cost of revenues (exclusive of depreciation and amortization shown separately below)	710,958	23,263	(4,572)	729,649
Depreciation and amortization attributable to costs of revenues	5,568	1,062	—	6,630
Gross profit (loss)	(5,107)	1,560	2,161	(1,386)
Selling, general and administrative expenses	32,969	4,504	5,163	42,636
Depreciation and amortization attributable to operating expenses	822	38	168	1,028
Loss from operations	$(38,898)	$(2,982)	$(3,170)	$(45,050)

Capital expenditures	$27,762	$2,827	$—	$30,589

Three Months Ended June 30, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$719,607	$56,520	$—	$776,127
Re-refined products	244,476	5,956	—	250,432
Services	2,307	503	—	2,810
Total revenues	966,390	62,979	—	1,029,369
Cost of revenues (exclusive of depreciation and amortization shown separately below)	959,684	47,459	—	1,007,143
Depreciation and amortization attributable to costs of revenues	3,105	958	—	4,063
Gross profit	3,601	14,562	—	18,163
Selling, general and administrative expenses	23,679	4,199	12,870	40,748
Depreciation and amortization attributable to operating expenses	829	46	252	1,127
Income (loss) from operations	$(20,907)	$10,317	$(13,122)	$(23,712)

Capital expenditures	$1,568	$194	$—	$1,762

Six Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$964,661	$51,220	$(570)	$1,015,311
Re-refined products	400,352	7,947	(4,573)	403,726
Services	5,734	1,264	—	6,998
Total revenues	1,370,747	60,431	(5,143)	1,426,035
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,300,770	53,681	(5,450)	1,349,001
Depreciation and amortization attributable to costs of revenues	8,862	2,105	—	10,967
Gross profit	61,115	4,645	307	66,067
Selling, general and administrative expenses	59,455	9,303	15,820	84,578
Depreciation and amortization attributable to operating expenses	1,630	76	338	2,044
Income (loss) from operations	$30	$(4,734)	$(15,851)	$(20,555)

Capital expenditures	$97,670	$7,674	$—	$105,344

Six Months Ended June 30, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$749,063	$91,471	$—	$840,534
Re-refined products	249,739	10,272	—	260,011
Services	2,307	1,054	—	3,361
Total revenues	1,001,109	102,797	—	1,103,906
Cost of revenues (exclusive of depreciation and amortization shown separately below)	992,770	75,363	—	1,068,133
Depreciation and amortization attributable to costs of revenues	3,228	1,862	—	5,090
Gross profit	5,111	25,572	—	30,683
Selling, general and administrative expenses	24,804	8,322	19,771	52,897
Depreciation and amortization attributable to operating expenses	934	104	498	1,536
Income (loss) from operations	$(20,627)	$17,146	$(20,269)	$(23,750)

Capital expenditures	$1,956	$194	$—	$2,150

Total assets by segment were as follows (in thousands):

As of June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$683,661	$99,228	$72,311	$855,200

As of December 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$410,975	$105,109	$173,301	$689,385

Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, derivative commodity assets, assets held for sale as of June 30, 2022 and cash.

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable trade	$52,626	$36,098
Allowance for doubtful accounts	(1,631)	(1,550)
Accounts receivable, net	$50,995	$34,548

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

Bad debt recovery was $788.3 thousand for the three months ended June 30, 2023 and bad debt expenses was $454.4 thousand for the three months ended June 30, 2022, for the continued operations.
Bad debt expense was $93.4 thousand and $432.3 thousand for the six months ended June 30, 2023 and 2022, respectively, for the continued operations.

NOTE 8. CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS

The Company has concentrated credit risk for cash by maintaining deposits in two banks.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. From time to time during the quarter ended June 30, 2023 and year ended December 31, 2022, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
At June 30, 2023 and 2022 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	As of and for the Six Months Ended
	June 30, 2023		June 30, 2022
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	37%	1%	39%	1%
Customer 2	35%	19%	16%	17%

For each of the six months ended June 30, 2023 and 2022, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment		% Revenue by Segment
	June 30, 2023		June 30, 2022
	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery
Customer 1	38%	—%	43%	—%
Customer 2	36%	—%	18%	—%

The Company had one vendor that represented 36% and 49% of total purchases for the six months ended June 30, 2023, and 2022, respectively, and 40% and 66% of total payables at June 30, 2023, and 2022, respectively.

NOTE 9. INVENTORY

The following table describes the Company's inventory balances by category (in thousands):

	As of June 30, 2023	As of December 31, 2022
Crude oil	$64,552	$59,131
Refined products	149,838	74,311
Re-refined products	1,282	2,031
Total hydrocarbon inventories	$215,672	$135,473

NOTE 10. INVENTORY FINANCING AGREEMENT

On May 26, 2023, pursuant to an Inventory Sales Agreement entered into between Vertex Renewables Alabama LLC, an affiliate indirectly wholly-owned by Vertex Energy, Inc. (“Vertex Renewables”) and Macquarie, Macquarie purchased from Vertex Renewables all renewable biomass feedstocks and renewable fuels meeting agreed specifications and held in inventory and located at the Mobile Refinery and in certain third party storage terminals on such date, which purchase was based on agreed upon market values (the “Mobile Refinery Inventory”), which Mobile Refinery Inventory then became subject to the terms of the RD Supply and Offtake Agreement.
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	June 30, 2023	December 31, 2022
Obligations under inventory financing agreement	$162,846	$119,189
Unamortized financing cost	(750)	(1,250)
Obligations under inventory financing agreement, net	$162,096	$117,939

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
Pursuant to the Supply and Offtake Agreement and subject to the terms and conditions therein, Macquarie may during the term of the Supply and Offtake Agreement procure crude oil and refined products from certain third parties which may be sold to Vertex Refining or third parties (including customers of Vertex Refining) pursuant to the Supply and Offtake Agreement.
The Supply and Offtake Agreement expires March 31, 2024, subject to the performance of customary covenants, and certain events of default and termination events provided therein, for a facility of that size and type. Additionally, either party may terminate the agreement at any time, for any reason, with no less than 180 days prior notice to the other.
Amendment No. 1 to Supply and Offtake Agreement
In connection with the entry into the RD Supply and Offtake Agreement, see below, Macquarie, Vertex Refining and the Company, entered into Amendment Agreement No. 1 to the Supply and Offtake Agreement (“Amendment 1”). Pursuant to Amendment 1, the Supply and Offtake Agreement was amended to include certain additional documents relating to the RD Supply and Offtake Agreement as transaction documents, and to update such Supply and Offtake Agreement in connection therewith, to amend the unwind procedures associated with the Supply and Offtake Agreement, and to update or revise certain other covenants set forth in the Supply and Offtake Agreement relating to cross defaults, finance agreements, minimum liquidity, and guarantor requirements, to be conformed with changes made to analogous provisions in, or to otherwise account for, the RD Supply and Offtake Agreement terms. Amendment 1 also made conforming amendments to certain other agreements relating to the Supply and Offtake Agreement.
Renewables RD Supply and Offtake Agreement
On May 26, 2023 (the “Commencement Date”), Vertex Renewables entered into a Supply and Offtake Agreement (the “RD Supply and Offtake Agreement”) with Macquarie, pertaining to the supply and financing of renewable biomass feedstocks used for the production of renewable fuels, the offtake and financing of renewable diesel, and the provision of certain financing accommodations with respect to certain agreed environmental attributes associated with the operation of such renewable diesel unit (including Renewable Identification Numbers (RINs), tax credits, and low carbon fuel credits) at the Mobile Refinery acquired on April 1, 2022.
The RD Supply and Offtake Agreement has a 24 month term following the Effective Date, which was May 26, 2023, subject to the performance of customary covenants, and may be terminated earlier following the occurrence of certain events of default and termination events provided therein that are customary for a facility of this size and type and subject to applicable cure periods in certain events. Additionally, either party may terminate the agreement at any time, for any reason, with not less than

180 days prior notice to the other. In the event Vertex Renewables is the terminating party, Vertex Refining must also at the same time, terminate that certain Supply and Offtake Agreement entered into with Macquarie dated April 1, 2022.
Pursuant to the Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time. The following table summarizes the inventory intermediation fees, interest expenses and financing costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Intermediation fee	$4,161	$23,180	$6,225	$23,180
Inventory financing fees (include over/under)	$(29)	$1,235	$2,266	$1,235
Interest expense and financing costs, net	$2,583	$1,730	$5,103	$1,730

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$15,039	$8,356
Commodity derivative advance	5,195	5,472
Renewable volume obligation (RVO) assets	1,444	2,001
Other prepaid expenses	6,748	5,160
Independent deposit	18,325	10,329
Other current assets	6,178	5,342
Total prepaid expenses	$52,929	$36,660

NOTE 12. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	June 30, 2023	December 31, 2022
Equipment	7	$246,151	$97,120
Furniture and fixtures	7	55	86
Leasehold improvements	15	2,852	2,852
Office equipment	5	1,391	1,433
Vehicles	5	11,952	9,212
Building	20	3,014	2,334
Turnarounds	4	21,170	18,964
Construction in progress		46,196	96,765
Land		9,339	9,168
Total fixed assets		342,120	237,934
Less accumulated depreciation		(44,008)	(36,185)
Net fixed assets		$298,112	$201,749
The increase in fixed assets is due to the investment in the Renewable Diesel unit project at the Mobile Refinery, which began April 1, 2022, and which includes construction in progress. Depreciation expense was $5.6 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, for the continued operations. Depreciation expense was $9.2 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively, for the continued operations.
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
NOTE 13. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items:

		June 30, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$978	$978	$—	$978	$974	$4
Vendor relations	10	4,778	4,607	171	4,778	4,575	203
Trademark/Trade name	15	887	632	255	887	608	279
TCEP Technology/Patent	15	13,287	9,281	4,006	13,287	8,838	4,449
Non-compete	3	197	197	—	197	197	—
Software	3	9,344	4,021	5,323	9,387	2,495	6,892
Licensing Fee	30	2,500	14	2,486	—	—	—
		$31,971	$19,730	$12,241	$29,514	$17,687	$11,827
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. Total amortization expense of intangibles was $2.0 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
Estimated future amortization expense is as follows (in thousands):

June 30,	Balance
2024	$4,125
2025	3,363
2026	1,042
2027	1,034
2028	469
Thereafter	2,208
$12,241

NOTE 14. ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued purchases	$29,314	$21,185
Accrued interest	238	1,488
Accrued compensation and benefits	3,758	6,530
Accrued income, real estate, sales and other taxes	2,699	1,102
RINS liabilities	51,567	51,355
Environmental liabilities - current	66	51
	$87,642	$81,711

NOTE 15. FINANCING AGREEMENTS

The Company's long-term debt consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

Creditor	Loan Type	Balance at June 30, 2023	Balance at December 31, 2022
Convertible Senior Note	Convertible note	$15,230	$95,178
Term Loan 2025	Loan	150,075	165,000
SBA Loan	SBA Loan	—	59
Various institutions	Insurance premiums financed	9,995	5,602
Principal amount of long-term debt		175,300	265,839
Less: unamortized discount and deferred financing costs		(33,402)	(81,918)
Total debt, net of unamortized discount and deferred financing costs		141,898	183,921
Less: current maturities, net of unamortized discount and deferred financing costs		(18,245)	(13,911)
Long-term debt, net of current maturities		$123,653	$170,010

Future maturities of long-term debt, excluding financing lease obligations, as of June 30, 2023, are summarized as follows (in thousands):

Period Ended June 30,	Amount Due
2024	$18,245
2025	141,825
2026	—
2027	—
2028	15,230
Total	$175,300

Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 3.24% to 6.25% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $10.0 million at June 30, 2023 and $5.6 million at December 31, 2022.

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
Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $165 million term loan to Vertex Refining (the “Term Loan”). The Company paid off $14.9 million owed under the term loan during the six months ended June 30, 2023.
On September 30, 2022, the parties entered into a second amendment to the Loan and Security Agreement which (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023, and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, mechanical completion was achieved in connection with in March 2023; and (b) waived and extended certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
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
On June 12, 2023, pursuant to the terms of certain separate, privately negotiated exchange agreements, the holders of $79.9 million principal amount of the Convertible Senior Notes due 2027, exchanged such principal amount of notes for an aggregate of 17.2 million newly issued shares of common stock. The Company also paid an aggregate of $1.0 million in cash to satisfy accrued and unpaid interest on the converted notes to the closing date of the exchanges. Upon the exchange, the Company recognized $40.7 million unamortized deferred loan cost and discount and $21.2 million inducement cost as interest expense.
The components of the Convertible Senior Notes are presented as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amounts at beginning of period	$95,178	$155,000
Conversion of principal into common stock	(79,948)	(59,822)
Outstanding principal amount	15,230	95,178
Unamortized discount and issuance costs	(7,699)	(51,005)
Net carrying amount at end of period	$7,531	$44,173
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES

Finance Leases

The Company's finance lease liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

Creditor	Loan Type	June 30, 2023	December 31, 2022
Matheson	Finance Lease	$44,739	$45,311
Plaquemines	Finance Lease	1,096	1,169
Harvey Ford	Finance Lease	43	47
DLL financial	Finance Lease	21	—
Centerpoint Blakely	Finance Lease	23,711	—
		$69,610	$46,527
Future maturities of finance lease obligations, as of June 30, 2023, are summarized as follows (in thousands):

Period Ended June 30,	Amount Due
2024	$8,409
2025	8,409
2026	8,404
2027	8,400
2028	27,330
Thereafter	61,152
Total lease payments	122,104
Less: interest	(52,494)
Present value of financing lease liabilities	$69,610

The following table summarizes the lease cost recognized in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost Type	2023	2022	2023	2022
Amortization of finance lease ROU assets	$984	$780	$1,769	$808
Interest on lease liabilities	1,551	1,366	2,934	1,378
Net finance lease costs	$2,535	$2,146	$4,703	$2,186
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
The following table summarizes the operating lease costs recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost Type	2023	2022	2023	2022
Operating lease cost	$4,962	$1,530	$8,032	$2,964
Variable lease cost	609	306	869	351
Short-term lease cost	181	2,114	2,110	3,978
Net lease cost	$5,752	$3,950	$11,011	$7,293
Cash Flows
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease Cost Type	2023	2022
Cash paid for amounts included in the measurement of liabilities
Payments on financing lease	$908	$402
Payments on operating lease	$8,032	$3,819
Non-cash supplemental amounts
ROU assets obtained from new finance lease liabilities	$23,990	$45,096
ROU assets obtained from new operating lease liabilities	$38,945	$—
Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2023 (in thousands):

For the period ending June 30,	Facilities	Equipment	Plant	Railcar	Total
2024	$535	$16,776	$7,421	$856	$25,588
2025	418	13,579	7,421	654	22,072
2026	333	5,058	7,421	485	13,297
2027	300	5,058	7,440	306	13,104
2028	300	2,185	7,477	49	10,011
Thereafter	1,300	—	83,553	—	84,853
Total lease payments	3,186	42,656	120,733	2,350	168,925
Less: interest	(952)	(6,136)	(69,098)	(237)	(76,423)
Present value of operating lease liabilities	$2,234	$36,520	$51,635	$2,113	$92,502

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2023:

Remaining lease term and discount rate:	June 30, 2023
Weighted average remaining lease terms (years)
Lease facilities	4.95
Lease equipment	3.60
Lease plant	16.52
Lease railcar	2.14
Weighted average discount rate
Lease facilities	9.26%
Lease equipment	11.90%
Lease plant	12.24%
Lease railcar	8.47%
There are two plant leases that have multiple 5-year extension options for a total of 20 years, three plant leases with multiple 1-year extension options for a total of 20 years and eleven equipment leases with a 3-year extension option. These extension options have been included in the lease right-of-use asset and lease obligation.
The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

NOTE 17. EQUITY
Common Stock
The total number of authorized shares of the Company’s common stock is 750 million shares, $0.001 par value per share. As of June 30, 2023 and December 31, 2022, there were 93,236,563 and 75,668,826, respectively, shares of common stock issued and outstanding.
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
During the six months ended June 30, 2023, the Company issued 0.4 million shares of common stock in connection with the exercise of options, and issued 17.2 million shares of the Company's common stock in exchange for $79.9 million in Convertible Senior Notes.
During the six months ended June 30, 2022, the Company issued 0.4 million shares of common stock in connection with the conversion of Series A Convertible Preferred Stock, pursuant to the terms of such securities; issued 1.1 million shares of the Company's common stock in exchange for warrants to purchase 1.5 million shares of the Company's common stock with an exercise price of $2.25 per share (discussed in greater detail below); and issued 10.2 million shares of the Company's common stock in conversion of $59.8 million in Convertible Senior Notes. In addition, the Company issued 0.6 million shares of common stock in connection with the exercise of options.
Warrant Exchange Agreement
On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP ("Tensile"). Tensile exchanged outstanding warrants to purchase 1.5 million shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1.1 million shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the 5 day trailing volume weighted average price of the Company’s common stock.
Conversion of Convertible Senior Notes
On May 26, 2022, May 27, 2022, May 31, 2022, and June 1, 2022, holders of $59.8 million of the Company’s 6.25% Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture.
Exchange of Convertible Senior Notes
On June 12, 2023, holders of $79.9 million of the Company’s 6.25% Convertible Senior Notes due 2027, exchanged such principal amount of notes for an aggregate of 17.2 million newly issued shares of common stock, pursuant to the terms of certain separate, privately negotiated exchange agreements. The Company also paid an aggregate of $1.0 million in cash to satisfy accrued and unpaid interest on the converted notes to the closing date of the exchanges.

NOTE 18. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the three months and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic income (loss) per Share
Numerator:
Loss attributable to shareholders from continuing operations	$(84,741)	$(72,342)	$(81,218)	$(80,056)
Net income attributable to shareholders from discontinued operations, net of tax	3,340	5,366	53,680	8,111
Loss attributable to common shareholders	$(81,401)	$(66,976)	$(27,538)	$(71,945)
Denominator:
Weighted-average common shares outstanding*	79,519	67,923	77,615	65,660
Basic income (loss) per common shares
Continuing operations	$(1.07)	$(1.07)	$(1.05)	$(1.22)
Discontinued operations, net of tax	0.04	0.08	0.69	0.12
Basic loss per share	$(1.03)	$(0.99)	$(0.36)	$(1.10)
* Excludes 3.6 million and 36.2 million shares of common stock for the period ended June 30, 2023 and 2022, respectively, which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes. These were excluded due to their anti-dilutive effect.
NOTE 19. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative instruments, liabilities
Commodity	$3,357	$—	$—	$3,357
Derivative warrants	—	—	13,855	13,855
Derivative instruments, liabilities	3,357	—	13,855	17,212
Total	$(3,357)	$—	$(13,855)	$(17,212)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative instruments, liabilities
Commodity	$242	$—	$—	$242
Derivative warrants	—	—	14,270	14,270
Derivative instruments, liabilities	242	—	14,270	14,512
Total	$(242)	$—	$(14,270)	$(14,512)

Level 3 instruments include the Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing Agreements". We revalued the 2.8 million warrants granted and outstanding at June 30, 2023 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants
Expected dividend rate	—%	—%
Expected volatility	112.74%	108.72%
Risk free interest rate	4.31%	4.13%
Expected term	4.0	4.5

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

Level Three Roll-Forward
	June 30, 2023	December 31, 2022
Balance at beginning of period	$14,270	$75,211
Warrants granted	—	25,669
Equity component of the convertible senior note	—	(78,789)
Change in valuation of warrants included in net income	(415)	(7,821)
Balance at end of period	$13,855	$14,270

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

The mark-to-market effects of these contracts as of June 30, 2023 and December 31, 2022, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of June 30, 2023
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Jun 2023 - Aug 2023	$29.53	56	$(18)
Futures	Jun. 2023 - Sept. 2023	$31.39	20	$(14)
Futures	May 2023 - Aug. 2023	$20.55	9	$(69)
Futures	May 2023 - Dec. 2023	$20.22	438	$(2,844)
Swap	Jun 2023 - Aug 2023	$2.56	5	$(13)
Swap	Jun 2023 - Aug 2023	$2.87	5	$(14)
Swap	Jun. 2023 - Sept. 2023	$2.02	8	$(16)
Swap	Jun. 2023 - Jul. 2023	$4.55	48	$(218)
Swap	Jun. 2023 - Aug. 2023	$3.14	48	$(151)

As of December 31, 2022
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Nov. 2022 - Feb. 2023	$4.19	5	$(42)
Swap	Nov. 2022 - Feb. 2023	$5.51	3	$(27)
Futures	Sept. 2022 - Dec. 2022	$32.14	25	$76
Futures	Sept. 2022 - Dec. 2022	$23.57	35	$(92)
Futures	Nov. 2022 - Feb. 2023	$33.71	10	$(23)
Futures	Sept. 2022 - Dec. 2022	$23.75	10	$30
Futures	Dec. 2022 - Mar. 2023	$36.08	35	$(74)
Futures	Dec. 2022 - Apr. 2023	$35.97	1,000	$(1,100)
Futures	Dec. 2022 - May. 2023	$35.81	1,000	$(1,070)
Futures	Dec. 2022 - Jun. 2023	$35.60	1,000	$2,080
The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	June 30, 2023	December 31, 2022

	Crude oil futures	$—	$2,186
	Soybean oil futures	(2,913)	(69)
	Crude oil futures	(32)	(2,359)
	Gas swap	(383)	—
	ULSD swap	(29)	—
Derivative commodity asset(liability)		$(3,357)	$(242)
For the three months ended June 30, 2023 and 2022, we recognized $3.6 million and $94.8 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.
For the six months ended June 30, 2023 and 2022, we recognized $2.1 million and $98.3 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 21. INCOME TAXES
The Company recognized income tax benefit of $28.7 million and $0 on continued operations for the three months ended June 30, 2023 and 2022. The Company recognized income tax benefit of $27.7 million and $0 on continued operations for the six months ended June 30, 2023 and 2022. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the six-month period ended June 30, 2023, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state tax, non-deductible expenses and income attributable to non-controlling interest. For the same period in 2022, the variance was also due to a full valuation allowance.
The Company also recognized income tax expense of $1.5 million on discontinued operations for the three months ended June 30, 2023. The Company also recognized income tax expense of $19.2 million on discontinued operations for the six months ended June 30, 2023, refer to “Note 23. Discontinued Operations” for more information.
The Company believes it has enough net operating loss (NOL) carryforwards and previously disallowed interest expenses to fully offset current taxable income. As such, all of the tax expense for the period ended June 30, 2023 is being recorded as deferred, to offset the reduction of the NOLs and interest expense deferred tax assets (DTAs) being utilized.
NOTE 22. NON-CONTROLLING INTERESTS

Heartland Re-refining Complex
On May 26, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company, acquired the 65% noncontrolling interest of HPRM LLC, a Delaware limited liability company (“Heartland SPV”) held by Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”) from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile, for $43.5 million, which was based on the value of the Class B Unit preference of Heartland SPV held by Tensile-Heartland, plus capital invested by Tensile-Heartland in Heartland SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of Heartland SPV, which in turn owns the Company’s Columbus, Ohio, re-refining complex.
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
The amount of accretion of redeemable noncontrolling interest to redemption value of $0.4 million is presented as an adjustment to net income (loss) attributable to Vertex Energy, Inc., to arrive at net income (loss) attributable to common shareholders on the consolidated statements of operations which represent the Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile and Heartland SPV accretion of redeemable noncontrolling interest to redemption value combined for the six months ended June 30, 2022.
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income (loss) for the three and six months ended June 30, 2023 and 2022, and then added the loss or deducted the net income, attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations. The below table represents the net income (loss) of VRMLA for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) consolidated	$(107.7)	$281.1	$(209.4)	$209.1
Income (loss) attributed to Non-controlling entity	$(52.8)	$137.7	$(102.6)	$102.4
NOTE 23. DISCONTINUED OPERATIONS
The Company continued to explore opportunities for the sale of the UMO Business. On February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owned our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”) for $87.3 million net cash settlement. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. On June 9, 2023, the Company received $4.8 million as a net working capital adjustment settlement pursuant to the sale agreement.
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
The following summarized financial information has been reclassified as continued operations for the three months ended June 30, 2022 (in thousands):

June 30, 2022
Assets and liabilities changes:
Assets held for sale to assets held and used	$71,585
Liabilities held for sale to liabilities held and paid	$(33,033)
Net income changes:
Net income from discontinued operations to continued operations	$16,670
The following summarized financial information has been segregated from continuing operations and reported as discontinued operations for the three and six months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$23,832	$7,366	$42,759
Cost of revenues (exclusive of depreciation shown separately below)	—	12,735	4,589	22,918
Depreciation and amortization attributable to costs of revenues	—	391	124	782
Gross profit	—	10,706	2,653	19,059
Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation shown separately below)	—	2,220	632	3,938
Depreciation and amortization expense attributable to operating expenses	—	62	21	125
Total operating expenses	—	2,282	653	4,063
Income from operations	—	8,424	2,000	14,996
Other income (expense)
Interest expense	—	(8)	—	(23)
Total other expense	—	(8)	—	(23)
Income before income tax	—	8,416	2,000	14,973
Income tax expense	—	—	(528)	—
Gain on sale of discontinued operations, net of $1,453 and $18,671 of tax for three and six months ended June 30, 2023	3,340	—	52,208	—
Income from discontinued operations, net of tax	$3,340	$8,416	$53,680	$14,973

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2022 are as follows (in thousands):

December 31, 2022
ASSETS
Accounts receivable, net	$7,490
Inventory	1,674
Prepaid expenses	183
Total current assets	9,347

Fixed assets, at cost	19,746
Less accumulated depreciation	(9,140)
Fixed assets, net	10,606
Operating lease right-of use assets	44
Intangible assets, net	563
Total noncurrent assets	11,213

Assets held for sale	$20,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,750
Accrued expenses	629
Operating lease liability	45
Liabilities held for sale	$3,424

NOTE 24. RELATED PARTY TRANSACTIONS

Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors and the General Counsel and Secretary of the Company, serves as a partner. During the six months ended June 30, 2023 and 2022, we paid $379 thousand and $382 thousand, respectively, to such law firm for services rendered, which services include the drafting and negotiation of, and due diligence associated with, the September 2021 Asset

Purchase Agreement whereby the Company originally planned to sell its UMO Business, which was subsequently terminated in January 2023, and agreement related to the Mobile Refinery acquisition, and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreements.
NOTE 25. SUBSEQUENT EVENTS
Option exercises
In July, 2023, the Company issued 100,000 shares of common stock in connection with the cash exercise of options to purchase 100,000 shares of common stock, issued 54,228 shares of common stock in connection with the cashless exercise of options to purchase 65,610 shares of common stock, which shares were covered by a Form S-8 Registration Statement.

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
•risks associated with Pase 2 of the capital project currently in process at our Mobile, Alabama refinery, including costs, timing, delays and unanticipated problems associated therewith;
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
•risks associated with our hedging activities, or our failure to hedge production;
•the volatility in the market price of compliance credits (primarily RINs needed to comply with the RFS) under Renewable and Low-Carbon Fuel Programs and emission credits needed under other environmental emissions programs, the requirement for us to purchase RINs in the secondary market to the extent we do not generate sufficient RINs internally, and the timing of such required purchases, if any;
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
We currently provide our collection services in six states, primarily in the Gulf Coast region of the United States. For the rolling twelve-month period ending June 30, 2023, we aggregated approximately 86.9 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.4 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
Heartland Assets and Operations Sale. On February 1, 2023, HPRM LLC, a Delaware limited liability company (“Heartland SPV”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement with GFL Environmental Services USA, Inc. (“GFL” and the “Sale Agreement”), whereby Heartland SPV agreed to sell to GFL, and GFL agreed to purchase from Heartland SPV, all of Heartland SPV’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our former wholly-owned subsidiary, which owns the Heartland refinery located in Columbus, Ohio. Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) and GFL Environmental Inc., an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of Heartland SPV and GFL as discussed in greater detail below. The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. See “Note 23. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
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

On May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel (“RD”).
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
Myrtle Grove Facility Purchase. On April 1, 2022, the Company, through Vertex Splitter acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex. See Note 22 “Non-Controlling Interests” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
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
Strategy and Plan of Operations

The principal elements of our strategy include:

Completion of Renewable Diesel (RD) Conversion Project. Beginning in the second quarter of 2022, we began a conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. The renewable diesel unit was commissioned on April 28, 2023, and on May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel. The Company has closed out Phase I of the RD project as of June 30, 2023 which was funded entirely through existing cash on-hand and cash flow from operations. As of June 30, 2023, the Company has started on Phase II of the RD project.

Increase Renewable Diesel Production. The Mobile Refinery began producing production of RD in May 2023 and achieved the Phase I installed capacity target of 8,000 barrels per day as anticipated. In Phase II, we expect production volumes to ramp up to approximately 14,000 bpd by the mid-year of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.

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

Results of Operations
We are engaged in operations across the petroleum value chain, including crude oil refining, collection, aggregation, transportation, storage, and sales of refined and re-refined products and aggregated feedstock. Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced. The various petroleum products produced are typically a function of crude oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”). These prices are determined by a global market and can be influenced by many factors, including but not limited to supply/demand, weather, politics, tax incentives, and global/regional inventory levels. As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products. These factors include the supply of, and demand for, crude oil, and refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the marketing of competitive fuels; and government regulation. Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, continue to experience volatility.
During the second quarter of 2023, average refining margins continued shrinking compared to the last three quarters of 2022 and the first quarter 2023. Global prices for refined products, especially distillates, are falling as the economy slows, more refineries come onstream, and exports from Russia are re-routed and replaced by fuel from the Middle East. During the twelve months ended June 30, 2023, the Consumer Price Energy Index in the United States decreased 16.7% impacting our gross margins. The Consumer Price All Items Index increased 3.0% for the same period impacting our operating expenses and slowing economic growth.
The following table sets forth the high and low spot prices during the six months ended June 30, 2023, for our key benchmarks.

2023
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$44.50	January 23	$18.29	April 28
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.23	January 23	$1.97	May 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.84	April 11	$2.26	May 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$69.96	June 30	$50.48	January 4
NYMEX Crude oil (dollars per barrel)	$83.26	April 12	$66.74	March 17
Reported in Platt’s US Marketscan (Gulf Coast)
(1) The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.

    The following table sets forth the high and low spot prices during the six months ended June 30, 2022, for our key benchmarks.

2022
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$56.47	June 22	$32.91	April 11
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$4.36	March 8	$2.15	January 3
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$4.35	June 3	$2.26	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$112.93	March 8	$67.84	January 3
NYMEX Crude oil (dollars per barrel)	$123.70	March 8	$76.08	January 3
Reported in Platt’s US Marketscan (Gulf Coast)
(1) The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel. 2022 shows data beginning on April 1, 2022.

The following charts sets forth the price indexes for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel produced at our Mobile Refinery, during the six months ended June 30, 2023:

Source: Argus Media, daily benchmarking price
The following charts sets forth the price indexes for our renewable fuel feedstock purchases and main finished products, (a) RBD Soybean Oil per million (ppm) of sulfur; and (b) NYMEX Heating Oil, at our Renewable Diesel unit, during the six months ended June 30, 2023:

Source: Argus Media, daily benchmarking price
Our production and sales of lower value products such as naphtha, VGO, LPGs and sulfur also impact our results of operations, especially when crude prices are high. Our results of operations are also significantly affected by our direct operating expenses, especially our labor costs. Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance.
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

(1) The Refining and Marketing segment consists primarily of the sale of refined hydrocarbon products such as gasoline, distillates, jet fuel, and intermediates refined at the Mobile Refinery and pygas; and industrial fuels, which are produced at a third-party facility (Monument Chemical). During the second quarter of 2023, the Mobile Refinery began processing soybean oil into renewable diesel.
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
(3) Other refinery products include the sales of renewable diesel, base oil, cutterstock and hydrotreated VGO, naphtha, LPGs, sulfur and vacuum tower bottoms (VTB).
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
Consolidated Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2023, as compared to the same periods in 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Revenues	$734,893	$1,029,369	$(294,476)	$1,426,035	$1,103,906	$322,129
Cost of revenues (exclusive of depreciation and amortization shown separately below)	729,649	1,007,143	(277,494)	1,349,001	1,068,133	280,868
Depreciation and amortization attributable to costs of revenues	6,630	4,063	2,567	10,967	5,090	5,877
Gross profit (loss)	(1,386)	18,163	(19,549)	66,067	30,683	35,384

Operating expenses:
Selling, general and administrative expenses	42,636	40,748	1,888	84,578	52,897	31,681
Depreciation and amortization attributable to operating expenses	1,028	1,127	(99)	2,044	1,536	508
Total operating expenses	43,664	41,875	1,789	86,622	54,433	32,189

Loss from operations	(45,050)	(23,712)	(21,338)	(20,555)	(23,750)	3,195

Other income (expense):
Other income (loss)	(496)	171	(667)	1,156	643	513
Gain (loss) on change in value of derivative warrant liability	9,600	(945)	10,545	415	(4,524)	4,939
Interest expense	(77,536)	(47,712)	(29,824)	(90,013)	(51,933)	(38,080)
Total other expense	(68,432)	(48,486)	(19,946)	(88,442)	(55,814)	(32,628)

Loss from continuing operation before income tax	(113,482)	(72,198)	(41,284)	(108,997)	(79,564)	(29,433)

Income tax benefit	28,688	—	28,688	27,676	—	27,676

Loss from continuing operations	(84,794)	(72,198)	(12,596)	(81,321)	(79,564)	(1,757)
Income from discontinued operations, net of tax	3,340	8,416	(5,076)	53,680	14,973	38,707
Net loss	(81,454)	(63,782)	(17,672)	(27,641)	(64,591)	36,950
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(53)	137	(190)	(103)	64	(167)
Net income attributable to non-controlling interest and redeemable non-controlling from discontinued operations	—	3,050	(3,050)	—	6,862	(6,862)
Net loss attributable to Vertex Energy, Inc.	$(81,401)	$(66,969)	$(14,432)	$(27,538)	$(71,517)	$43,979

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
Second Quarter 2023 Compared to Second Quarter 2022 Discussion
During the three months ended June 30, 2023, compared to the same period in 2022, we saw a 9.2% increase in the volume of products we manage through our facilities, driven by the increased production rates at our Mobile Refinery. In addition, as a result of start up procedures in our renewable diesel facility, we experienced approximately $20 million of one-time expenses incurred as a result of the repair and resumed start-up procedures. We also saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the second quarter of 2023 as compared to the same period in 2022 due to increases in prices of direct materials and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.

During the three months ended June 30, 2023, total revenues decreased approximately $294.5 million compared to the same period in 2022, which was the result of decreased finished product prices; of which the highs and lows are disclosed in the charts above.
During the three months ended June 30, 2023, total cost of revenues (exclusive of depreciation and amortization) decreased approximately $277.5 million, which was the result of a decrease in commodity price, compared to the same period ended June 30, 2022, which impacted our feedstock costs. Our cost of revenues is a function of the ultimate price we pay to acquire feedstocks, principally crude oil, inventory financing costs, and RD volume obligation expenses.
Total operating expenses (excluding depreciation and amortization) increased approximately $1.9 million for the three months ended June 30, 2023, compared to the same prior year’s period, the increase is caused by the operation of the Renewable Diesel unit.
For the three months ended June 30, 2023, total depreciation and amortization expense attributable to cost of revenues decreased $2.6 million compared to the three months ended June 30, 2022, the increase is due to the Renewable Diesel unit, which was placed in service in April 2023.
Additionally, our per barrel margin decreased 141% for the three months ended June 30, 2023, relative to the three months ended June 30, 2022. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period (a $1.4 million loss for the quarter ended June 30, 2023, versus an $18.2 million margin for the quarter ended June 30, 2022). This decrease was largely a result of the inflation during the three months ended June 30, 2023, as well as compression in product spreads compared to the same period during 2022.
The Gulf Coast 2-1-1 crack spread averaged $23.60 per barrel during the three months ended June 30, 2023. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.
Overall, commodity prices were lower for the three months ended June 30, 2023, compared to the same period in 2022. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2023, decreased 33% per barrel from a three-month average of $94.11 for the three months ended June 30, 2022, to $63.15 per barrel for the three months ended June 30, 2023. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the three months ended June 30, 2023 decreased $48.93 per barrel from a three-month average of $154.35 for the three months ended June 30, 2022 to $105.42 per barrel for the three months ended June 30, 2023.
We had interest expense of $77.5 million for the three months ended June 30, 2023, compared to interest expense of $47.7 million for the three months ended June 30, 2022, an increase of $29.8 million. This increase was due to the accretion of Convertible Senior Note costs and interest expenses associated with the $79.9 million Convertible Senior Note exchange which closed on June 12, 2023.
We had an approximately $9.6 million gain on change in value of derivative liability for the three months ended June 30, 2023, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a loss on change in the value of our warrant derivative liability of $0.9 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the decrease in the market price of our common stock during the current period, compared to the prior period), warrant exchanges, and non-cash accounting adjustments in connection therewith.
We had a net loss from continuing operations of approximately $84.8 million for the three months ended June 30, 2023, compared to a net loss from continuing operations of $72.2 million for the three months ended June 30, 2022, an increase in net loss from continuing operations of $12.6 million. The main reason for the increase in net loss from continuing operations for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was attributable to accretion related to the exchange of convertible notes and decreased margins due to lower crackspreads in the refined products we sell.
Year To Date 2023 Compared to Year To Date 2022 Discussion
Comparability of consolidated results of operations between the six months ended June 30, 2023 and 2022 are affected by the operations of the Mobile Refinery, which we owned for only three of the six months ended June 30, 2022. See Refining and Marketing segment tables that segregate the impact of the Mobile Refinery for this period.
During the six months ended June 30, 2023, compared to the same period in 2022, we saw a 51.6% increase in the volume of products we manage through our facilities (mainly as a result of the Mobile Refinery acquisition and increased volumes processed through such facility). In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the first six months of 2023 as compared to the same period in 2022, due to the increased price of direct material and indirect costs, as well as the addition of the Mobile Refinery during the second quarter of 2022. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.
During the six months ended June 30, 2023, total revenues increased approximately $322.1 million compared to the same period in 2022, which was mainly due to the operation from the Mobile Refinery for only three months in 2022.
During the six months ended June 30, 2023, total cost of revenues (exclusive of depreciation and amortization) increased approximately $280.9 million, mainly due to the operation of the Mobile Refinery for only three months in 2022. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, principally crude oil, inventory financing costs, and other maintenance as well as logistics costs at our facilities.
For the six months ended June 30, 2023, total depreciation and amortization expense attributable to cost of revenues was $11.0 million, compared to $5.1 million for the six months ended June 30, 2022, an increase of $5.9 million, mainly due to Mobile Refinery assets and additional investments in rolling stock and facility assets acquired during 2022, partially offset by depreciation of the RD project capitalized in May 2023.
Total operating expenses (excluding depreciation and amortization) increased approximately $31.7 million for the six months ended June 30, 2023, compared to the same prior year’s period, of which $24.7 million was associated with the Q1 operation of Mobile Refinery in 2023 and $7.1 million was associated with the operation of the Renewable Diesel unit in Q2 2023.
Additionally, our per barrel margin increased 93% for the six months ended June 30, 2023, relative to the six months ended June 30, 2022. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($66.1 million for the period ended June 30, 2023, versus $30.7 million for the period ended June 30, 2022). This increase was largely a result of the operation of the Mobile Refinery during the first quarter of 2023, which was not part of our operations during the first quarter of 2022.
The Gulf Coast 2-1-1 crack spread averaged $27.59 per barrel during the six months ended June 30, 2023. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.
Overall, commodity prices were lower for the six months ended June 30, 2023, compared to the same period in 2022. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2023, decreased 32% per barrel from a six-month average of $88.78 for the six months ended June 30, 2022, to $60.22 per barrel for the six months ended June 30, 2023. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the six months ended June 30, 2023, decreased $29.46 per barrel from a six-month average of $135.47 for the six months ended June 30, 2022 to $106.01 per barrel for the six months ended June 30, 2023.

We had interest expense of $90.0 million for the six months ended June 30, 2023, compared to interest expense of $51.9 million for the six months ended June 30, 2022, an increase of $38.1 million. This increase was due to the accretion of deferred loan costs associated with the exchange of Convertible Senior Notes on June 12, 2023.
We had an approximately $0.4 million gain on change in value of warrant derivative liability for the six months ended June 30, 2023, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares, of which warrants to purchase 2.58 million shares remain outstanding) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a loss on change in the value of our warrant derivative liability of $4.5 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the increase in the market price of our common stock during the current period, compared to the prior period), warrant exchanges, and non-cash accounting adjustments in connection therewith.
We had a net loss from continuing operations of approximately $81.3 million for the six months ended June 30, 2023, compared to net loss from continuing operations of $79.6 million for the six months ended June 30, 2022, an increase in net loss from continuing operations of $1.8 million. The main reason for the increase in net loss from continuing operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was attributable to the loss from the Renewable Diesel unit operation and low commodity prices for the six months ended June 30, 2023.
Refining and Marketing Segment
Since April 1, 2022, the Refining and Marketing segment has generated most of its revenues from the sales of petroleum refined products processed at the Mobile Refinery. The Mobile Refinery processes crude oils into refined finished products which include gasolines, distillates including jet fuel, LPGs, and other residual fuels such as VTBs, VGO, olefins, reformate and sulfur. On May 27, 2023, the Mobile Refinery began processing soybean oil into RD. We market these finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels. Most of the Mobile Refinery production is sold to Macquarie Energy North America Trading Inc (“Macquarie”), under the Inventory Financing Agreement. See “Note 10. Inventory Financing Agreement” of our Notes to Consolidated Financial Statements, included under “Item 1 Financial Statements”.
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
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the three months ended June 30, 2023, the Mobile Refinery generated 93% of our total consolidated revenue. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Three Months Ended June 30,
	2023			2022
Refining and Marketing Segment (in thousands)	Mobile Refinery (1)	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$683,604	$27,815	$711,419	$922,196	$44,194	$966,390
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	655,934	26,261	682,195	900,694	42,524	943,218
Variable production costs attributable to costs of revenues	28,763	—	28,763	16,466	—	16,466
Depreciation and amortization attributable to costs of revenues	5,369	199	5,568	2,986	119	3,105
Gross profit (loss)	(6,462)	1,355	(5,107)	2,050	1,551	3,601
Operating expenses
Selling general and administrative expense	30,375	2,594	32,969	22,043	1,636	23,679
Depreciation and amortization attributable to operating expenses	750	72	822	736	93	829
Total operating expenses	31,125	2,666	33,791	22,779	1,729	24,508
Loss from operations	(37,587)	(1,311)	(38,898)	(20,729)	(178)	(20,907)
Other income (expenses)
Interest income	—	—	—	18	—	18
Interest expense	(4,529)	—	(4,529)	(3,250)	—	(3,250)
Net loss	$(42,116)	$(1,311)	$(43,427)	$(23,961)	$(178)	$(24,139)
Refining adjusted EBITDA *	$(28,207)	$(1,015)	$(29,222)	$77,752	$34	$77,786
Key performance indicators:
Fuel Gross Margin *	$52,650	n/a	n/a	$157,906	n/a	n/a
Adjusted Gross Margin*	$(3,201)	n/a	n/a	$73,003	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (2)*	$7.34	n/a	n/a	$24.14	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (2)*	$(0.45)	n/a	n/a	$11.12	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (3)	$23.60	n/a	n/a	$45.06	n/a	n/a
Variable Production Costs Per Barrel of Throughput (5)	$4.01	n/a	n/a	$2.60	n/a	n/a
Operating Expenses Per Barrel of Throughput (4)	$4.23	n/a	n/a	$3.36	n/a	n/a

	Six Months Ended June 30,
	2023			2022
Refining and Marketing Segment (in thousands)	Mobile Refinery (1)	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$1,316,296	$54,451	$1,370,747	$922,196	$78,913	$1,001,109
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	1,198,760	51,995	1,250,755	900,694	75,610	976,304
Variable production costs attributable to costs of revenues	50,015	—	50,015	16,466	—	16,466
Depreciation and amortization attributable to costs of revenues	8,513	349	8,862	2,986	242	3,228
Gross profit	59,008	2,107	61,115	2,050	$3,061	$5,111
Operating expenses
Selling general and administrative expense	55,056	4,399	59,455	22,043	2,761	24,804
Depreciation and amortization attributable to operating expenses	1,486	144	1,630	736	198	934
Total operating expenses	56,542	4,543	61,085	22,779	2,959	25,738
Income (loss) from operations	2,466	(2,436)	30	(20,729)	102	(20,627)
Other income (expenses)
Interest income	—	—	—	18	—	18
Interest expense	(8,405)	—	(8,405)	(3,250)	—	(3,250)
Net income (loss)	$(5,939)	$(2,436)	$(8,375)	$(23,961)	$102	$(23,859)
Refining adjusted EBITDA *	$13,624	$(1,984)	$11,640	$77,752	$543	$78,295
Key performance indicators:
Fuel Gross Margin *	$156,452	n/a	n/a	$157,906	n/a	n/a
Adjusted Gross Margin*	$60,167	n/a	n/a	$73,003	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (2)*	$11.51	n/a	n/a	$24.14	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (2)*	$4.43	n/a	n/a	$11.12	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (3)	$27.59	n/a	n/a	$45.06	n/a	n/a
Variable Production Costs Per Barrel of Throughput (5)	$3.68	n/a	n/a	$2.60	n/a	n/a
Operating Expenses Per Barrel of Throughput (4)	$4.05	n/a	n/a	$3.36	n/a	n/a
* See “Non-GAAP Financial Measures” below.
(1) Includes the operations of the renewable diesel unit beginning in May 27, 2023.
(2) Fuel gross margin per throughput barrel is calculated as fuel gross margin divided by total throughput barrels for the period presented. Adjusted gross margin per throughput barrel is calculated as adjusted gross margin divided by total throughput barrels for the periods presented. These calculations are nominal to the legacy business.
(3) The crack spread USGC 2-1-1 is a measure of the difference between market prices for refined products and crude oil, commonly used by the refining industry. We use crack spreads as a performance benchmark for our fuel gross margin and as a comparison with other industry participants. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. To calculate the crack spread we believe most closely relates to the crude intakes and products at the Mobile Refinery, we use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline (U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced) and one barrel of USGC ULSD (U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur). These calculations are nominal to the legacy business.
(4) Operating expenses per throughput barrel are calculated as operating expenses minus depreciation and amortization divided by total throughput barrels for the period presented. These calculations are nominal to the legacy business.
(5) Variable production costs per barrel of throughput are calculated by dividing variable production costs attributable to cost of revenues by total throughput barrels for the period presented. Included in variable production costs attributable to cost of revenues are personnel costs, utilities, repair and maintenance costs, and other miscellaneous costs to operate the refinery. These calculations are nominal to the legacy business.
The following table shows average throughput and product yield at the Mobile Refinery for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Refinery throughput (bpd)
Crude oil	76,330	72,133	73,843	72,133
Soybean oil (1)	2,490	—	1,252	—
Total throughput	78,820	72,133	75,095	72,133

Refinery Yields (bpd)
Gasolines	17,812	17,997	16,774	17,997
Distillates	15,618	19,420	15,171	19,420
Jet fuel	13,570	10,692	13,182	10,692
Other (2)	29,828	23,646	27,983	23,646
Renewable diesel	2,208	—	1,110	—
Total yields	79,036	71,755	74,220	71,755

(1) The renewable diesel unit became operational on May 27, 2023. Total throughput barrels from May 27 through June 30, 2023 were 226,614. Total production of soybean oil for the period was 200,908 bbls.
(2) Other includes intermediates and LPGs.
Second Quarter 2023 Compared to Second Quarter 2022 Discussion

    Revenues from the Mobile Refinery were $683.6 million during the second quarter in 2023, compared to revenues of $922.2 million during the same period in 2022. Production volume increased 9.98% from 6.5 million barrels in 2022 to 7.2 million barrels in 2023. Legacy Refining and Marketing revenues decreased $16.4 million, volumes were up 1 percent while commodity prices decreased during the three months ended June 30, 2023, as compared to the same period in 2022.
Gross loss for the segment was $5.1 million for three months ended June 30, 2023, of which $6.5 million was related to the Mobile Refinery, offset by income on our legacy operations. Our Legacy Refining and Marketing business experienced a decrease in gross profit of $0.2 million primarily due to lower commodity prices.
The Mobile Refinery had $30.4 million in operational expenses excluding depreciation and amortization expenses for the 2023 period, representing 92.1% of the total segment. The increase of $1.0 million quarter-over-quarter from the legacy Refining and Marketing business was primarily due to the higher inflation in 2023, compared to the same period in 2022.
Interest expense for the segment of $4.5 million for the second quarter 2023 included $2.6 million related to our inventory financing agreement and $1.5 million related to a capitalized equipment lease. Interest expense was $3.3 million for the same period of 2022, of which $1.8 million related to inventory financing agreement and $1.4 million related to a capitalized equipment lease.

Renewable Diesel - The previously disclosed feed system repairs and subsequent longer-than-expected startup period for the renewable diesel unit contributed to higher operational expenses for the second quarter of 2023. This, combined with the increased soybean oil feedstock costs experience in recent months, resulted in diminished profitability on a per-barrel basis for our renewable diesel production during the quarter ended June 30, 2023. We remain optimistic about the profitability of renewable fuels on an longer term, which is expected to benefit from the receipt of all available credits for renewable diesel production, optimized steady-state operations, and implementation of a flexible, lower-cost variable feedstock strategy. Due to the transitory nature of renewable diesel operations for the second quarter of 2023, financial results derived from renewable diesel production have been incorporated with conventional production collectively under our Mobile Refinery segment. Going forward, the Company expects to report financials for renewable fuels under a separate renewables segment, beginning with the third quarter of 2023 and on an on-going basis.
Year To Date 2023 Compared to Year To Date 2022 Discussion
    Revenues from the Mobile Refinery were $1,316.3 million for the six months ended June 30, 2023, compared to $922.2 million of revenue for the same period in 2022. Production volume decreased 0.1% from 14.0 million barrels in 2022 to 13.1 million barrels in 2023. Legacy Refining and Marketing revenues decreased $24.5 million, volumes were down 1 percent while commodity prices decreased during the six months ended June 30, 2023, as compared to the same period in 2022.
Gross profit for the segment was $61.1 million for the six months ended June 30, 2023, of which $59.0 million was related to the Mobile Refinery. Our Legacy Refining and Marketing business experienced a decrease in gross profit of $1.0 million primarily due to lower commodity prices.
The Mobile Refinery had $55.1 million in operational expenses excluding depreciation and amortization expenses for the 2023 period, representing 93.6% of the total segment. The increase of $1.6 million for the six months ended June 30, 2023, compared to the 2022 period, from the legacy Refining and Marketing business was primarily due to the higher inflation in 2023, compared to the same period in 2022.
Interest expense for the segment of $8.4 million for the six months ended June 30, 2023 included $5.1 million related to our inventory financing agreement and $2.9 million related to a capitalized equipment lease. There was no comparable activity for the same period in 2022, due to the Mobile Refinery acquired on April 1, 2022.
Non-GAAP Financial Measures
In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin Per Barrel of Throughput, Adjusted Gross Margin Per Barrel of Throughput and Refining Adjusted EBITDA collectively, the “Non-GAAP Financial Measures”), each as discussed in greater detail below. The Non-GAAP Financial Measures are “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with GAAP. We use the Non-GAAP Financial Measures as supplements to GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to allocate resources and to compare our performance relative to our peers. Additionally, these measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. The Non-GAAP Financial Measures are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Non-GAAP financial information similar to the Non-GAAP Financial Measures is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
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
The following tables reconcile GAAP gross profit to Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,
	2023			2022
	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$(6,462)	$1,355	$(5,107)	$2,050	$1,551	$3,601
Unrealized loss on hedging activities	3,762	25	3,787	47,773	—	47,773
Inventory valuation adjustments	(501)	—	(501)	23,180	—	23,180
Adjusted Gross Margin	(3,201)	1,380	(1,821)	73,003	1,551	74,554
Variable production costs included in cost of revenues	28,763	—	28,763	16,466	—	16,466
Depreciation and amortization attributable to costs of revenues	5,369	199	5,568	2,986	119	3,105
RFS expense (mainly RINs)	25,410	—	25,410	20,388	—	20,388
Realized loss on hedging activities	138	(50)	88	46,135	—	46,135
Financing costs (include over/under)	(29)	—	(29)	1,235	—	1,235
Other revenues	(3,800)	—	(3,800)	(2,307)	—	(2,307)
Fuel Gross Margin	$52,650	$1,529	$54,179	$157,906	$1,670	$159,576

Throughput (bpd)	78,820	n/a	n/a	72,133	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$7.34	n/a	n/a	$24.14	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$(0.45)	n/a	n/a	$11.12	n/a	n/a

Net loss	$(42,116)	$(1,311)	$(43,427)	$(23,961)	$(178)	$(24,139)
Unrealized loss on hedging activities	3,762	25	3,787	47,773	—	47,773
Depreciation and amortization	6,119	271	6,390	3,722	212	3,934
Interest expenses	4,529	—	4,529	3,250	—	3,250
Inventory valuation adjustment	(501)	—	(501)	23,180	—	23,180
Acquisition costs	—	—	—	9,078	—	9,078
Environmental reserve	—	—	—	1,428	—	1,428
Loss opportunity on initial purchase of inventory	—	—	—	13,282	—	13,282
Refining Adjusted EBITDA	$(28,207)	$(1,015)	$(29,222)	$77,752	$34	$77,786

	Six Months Ended June 30,
	2023			2022
	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit	$59,008	$2,107	$61,115	$2,050	$3,061	$5,111
Unrealized (gain) loss on hedging activities	3,192	(42)	3,150	47,773	—	47,773
Inventory valuation adjustments	(2,033)	—	(2,033)	23,180	—	23,180
Adjusted Gross Margin	60,167	2,065	62,232	73,003	3,061	76,064
Variable production costs included in cost of revenues	50,015	—	50,015	16,466	—	16,466
Depreciation and amortization attributable to costs of revenues	8,513	349	8,862	2,986	242	3,228
RFS expense (mainly RINs)	41,525	—	41,525	20,388	—	20,388
Realized (gain) loss on hedging activities	(301)	(81)	(382)	46,135	—	46,135
Financing costs	2,266	—	2,266	1,235	—	1,235
Other revenues	(5,733)	—	(5,733)	(2,307)	—	(2,307)
Fuel Gross Margin	$156,452	$2,333	$158,785	$157,906	$3,303	$161,209

Throughput (bpd)	75,095	n/a	n/a	72,133	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$11.51	n/a	n/a	$24.14	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$4.43	n/a	n/a	$11.12	n/a	n/a

Net income (loss)	$(5,939)	$(2,436)	$(8,375)	$(23,961)	$102	$(23,859)
Unrealized gain on hedging activities	3,192	(42)	3,150	47,773	—	47,773
Depreciation and amortization	9,999	494	10,493	3,722	441	4,163
Interest expenses	8,405	—	8,405	3,250	—	3,250
Inventory valuation adjustment	(2,033)	—	(2,033)	23,180	—	23,180
Acquisition costs	—	—	—	9,078	—	9,078
Environmental reserve	—	—	—	1,428	—	1,428
Loss opportunity on initial purchase of inventory	—	—	—	13,282	—	13,282
Refining Adjusted EBITDA	$13,624	$(1,984)	$11,640	$77,752	$543	$78,295
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
The table below shows the operating results of Black Oil and Recovery Segment for the three months and six months ended June 30, 2023 and 2022, including revenues by product (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Black Oil and Recovery	2023	2022	Variance	2023	2022	Variance
Revenues
Refined products:
Other refinery products (1)	$21,797	$56,520	$(34,723)	$51,220	$91,471	$(40,251)
Re-refined products:
Metals (2)	3,027	4,962	(1,935)	6,440	9,019	(2,579)
Other re-refined products (3)	509	994	(485)	1,507	1,253	254
Services:
Oil collection services	552	503	49	1,264	1,054	210
Revenues	25,885	62,979	(37,094)	60,431	102,797	(42,366)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,263	47,459	(24,196)	53,681	75,363	(21,682)
Depreciation and amortization attributable to costs of revenues	1,062	958	104	2,105	1,862	243
Gross profit	1,560	14,562	(13,002)	4,645	25,572	(20,927)
Operating expenses
Selling general and administrative expense	4,504	4,199	305	9,303	8,322	981
Depreciation and amortization attributable to operating expenses	38	46	(8)	76	104	(28)
Total operating expenses	4,542	4,245	297	9,379	8,426	953
Income (loss) from operations	(2,982)	10,317	(12,705)	(4,734)	17,146	(19,974)
Other income (expenses)
Other income (expenses)	(499)	153	(652)	1,156	625	531
Interest expense	(28)	(51)	23	(85)	(51)	(34)
Net income (loss)	$(3,509)	$10,419	$(13,334)	$(3,663)	$17,720	$(19,477)
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
Second Quarter 2023 to Second Quarter 2022 Highlights:

Revenue from operations for our Black Oil and Recovery Segment decreased $37.1 million for the three months ended June 30, 2023, compared to the same period in 2022, as a result of decreases in commodity prices and reduced volume.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment decreased $24.2 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to decreases in commodity prices and reduced volume.
The total loss from operation from the Black Oil and Recovery Segment was $3.0 million for the three months ended June 30, 2023, compared to income from operations of $10.3 million in the same period ended June 30, 2022. The change was due to the lower commodity prices and increased operating costs which were caused by the increases in inflation.
Year To Date 2023 to Year To Date 2022 Highlights:
Revenue from operations for our Black Oil and Recovery Segment decreased $42.4 million for the six months ended June 30, 2023, compared to the same period in 2022, as a result of decreases in commodity prices and volume.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment decreased $21.7 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the decreased commodity price and volume.
The total loss from operation from the Black Oil and Recovery Segment was $4.7 million for the six months ended June 30, 2023, compared to income from operations of $17.1 million in the same period ended June 30, 2022. The change was due to the lower commodity prices and increased salary and operating costs which were caused by the increases in inflation.
Liquidity and Capital Resources
Our primary sources of liquidity have historically included cash flow from operations, proceeds from note offerings, bank borrowings, term loans, public and private equity offerings and other financial arrangements. Uses of cash have included capital expenditures, acquisitions and general working capital needs.

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

We had total assets of approximately $855.2 million as of June 30, 2023, compared to $689.4 million at December 31, 2022. The increase was mainly due to the investment in our RD project at the Mobile Refinery, right of use assets that were acquired via operating lease and financing leases, and increases in accounts receivable and inventory levels, due to the increases in product volumes during the six months ended June 30, 2023.

We had total current liabilities of approximately $340.6 million as of June 30, 2023, compared to $248.6 million at December 31, 2022. We had total liabilities of $613.7 million as of June 30, 2023, compared to total liabilities of $524.0 million as of December 31, 2022. The increase in current liabilities was mainly due to increases in accounts payable, accrued liabilities and inventory financing obligation as a result of the timing schedule of payments, and the increase in long-term liabilities was mainly due to the increased right of use liabilities related to operating and finance leases, during the three and six months ended June 30, 2023, compared to December 31, 2022.
We had working capital of approximately $31.1 million as of June 30, 2023, compared to working capital of $124.8 million as of December 31, 2022. The decrease in working capital from December 31, 2022, to June 30, 2023, is mainly due to the decrease in cash and increase in accounts payable, accrued liabilities and obligations under the inventory financing agreement during the three and six months ended June 30, 2023, offset by the increase in accounts receivable, inventory and prepaid expenses.

During the first half of 2023, average refining margins continued shrinking compared to the last three quarters of 2022. Global prices for refined products, especially distillates, are falling as the economy slows, more refineries come onstream, and exports from Russia are re-routed and replaced by fuel from the Middle East. During the twelve months ended June 30, 2023, the Consumer Price Energy Index in the United States decreased 16.7% impacting our gross margins. The Consumer Price All Items Index increased 3.0% for the same period impacting our operating expenses and slowing economic growth. Also, market conditions were unstable through the end of 2022 and into 2023, and we are still seeing extreme volatility in commodity pricing. Generally, the decrease in refined product pricing has had a negative impact on our business and overall liquidity.
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
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We expect that our short-term liquidity needs which include debt service, working capital, and capital expenditures related to currently planned growth projects (including Phase 2 of the ongoing renewable diesel conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis) will be met through projected cash flow from operations, borrowings under our various facilities (if necessary) and asset sales, however, we may also sell equity in the future.
Our current near term plans include continuing to transition the majority of our assets and operations away from used motor oil and towards several important objectives, the combination of which we believe will advance our strategy of becoming a leading pure-play energy transition company of scale in connection with the acquisition of the Mobile Refinery. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset, which we believe positions us to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery upon completion of the ongoing capital project at the refinery is anticipated to accelerate our strategic focus on "clean" refining.
The renewable diesel unit was commissioned on April 28, 2023, and mechanical completion was achieved in March 2023. The capital project modified the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. The refinery commenced production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel in the second quarter of 2023, with production volumes anticipated to subsequently ramp up to approximately 14,000 bpd by the first quarter of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.

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

Cash flows for the six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning cash, cash equivalents and restricted cash	$146,187	$136,627
Net cash provided by (used in):
Operating activities	(111,503)	(88,000)
Investing activities	(15,805)	(230,407)
Financing activities	33,256	279,794
Net decrease in cash, cash equivalents and restricted cash	(94,052)	(38,613)
Ending cash, cash equivalents and restricted cash	$52,135	$98,014

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

Net cash used in operating activities was approximately $111.5 million and $88.0 million for the six months ended June 30, 2023 and 2022, respectively. The primary reason for the increase in cash used in operating activities for the three and six month period ended June 30, 2023, compared to the same period in 2022, was the operation of the Renewable Diesel unit and the net change of current asset and liabilities associated therewith, offset by the exchange in convertible notes.

Investing activities used cash of approximately $15.8 million for the six months ended June 30, 2023, as compared to using cash of $230.4 million during the corresponding period in 2022, due mainly to the sale of the Heartland Assets and Operations, offset by fixed assets purchased for the Mobile Refinery during the current period.

    Financing activities provided cash of approximately $33.3 million for the six months ended June 30, 2023, as compared to using cash of $279.8 million during the corresponding period in 2022. Financing activities for the six months ended June 30, 2023, were comprised of principal payments for the Term Loan $24.2 million, proceeds from the insurance note payable of $13.1 million, and for inventory financing of $43.7 million. Financing activities for the six months ended June 30, 2022, were mainly comprised of the payment on insurance premium finance of $7.7 million, redemption of non-controlling interest of $50.7 million, proceeds from Term Loan of $165.7 million and from inventory financing of $172.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

    Our revenues and cost of revenues are affected by fluctuations in the value of energy-related products.  We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly and by selling our products into markets where we believe we can achieve the greatest value.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2023, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2022 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2022), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•risks associated with the ongoing capital project associated with the Mobile Refinery, including the timing thereof and, costs associated therewith;
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
•trends in, and the market for, the price of oil and gas and alternative energy sources, improvements in alternative energy sources and technologies and our ability to respond to changes in our industry;
•our ability to maintain our relationships with Shell, and Macquarie;
•our ability to complete and integrate acquisitions, joint ventures and asset sales;
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
•the volatility in the market price of compliance credits (primarily RINs needed to comply with the RFS) under Renewable and Low-Carbon Fuel Programs and emission credits needed under other environmental emissions programs, the requirement for us to purchase RINs in the secondary market to the extent we do not generate sufficient RINs internally, liabilities associated therewith and the timing of such required purchases, if any;
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
•our ability to meet earnings guidance and other forecasts;
•the volatile nature of the market for our common stock and our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding convertible notes.

Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 1, 2023 (the “Form 10-K”), under the heading “Risk Factors”, except as described below, and investors should review the risks provided in the Form 10-K and below (which update certain of the risk factors described in the Form 10-K (to the extent marked with an “(*)” or represent new risk factors, to the extent not marked with a “(*)”), prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our margins have historically tightened as the national and global economies slow, and we have recently experienced decreasing margins, which may continue or become exacerbated in the future.
During the first half of 2023, our average refining margins decreased compared to the last three quarters of 2022. We believe this was due to, among other things, the global prices for refined products, especially distillates, falling as the economy slows, more refineries coming onstream, and exports from Russia that are being re-routed and replaced by fuel from the Middle East. During the twelve months ended June 30, 2023, the Consumer Price Energy Index in the United States decreased 16.7% impacting our gross margins. The Consumer Price All Items Index increased 3.0% for the same period impacting our operating expenses and slowing economic growth. If we experience increasing or prolonged tightening of margins, it may decrease our profits and materially adversely affect our operating results, cash flows, and the value of our securities.
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
The availability and cost of renewable identification numbers, Low Carbon Fuel Standard (LCFS) credits, and other credits and/or changes in laws associated therewith, our current and future RINs liability and expected requirement that we purchase RINs in the future, could have an adverse effect on our financial condition and results of operations.(*)
Pursuant to the Energy Policy Act of 2005, Congress established a Renewable Fuel Standard (“RFS”) program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. A Renewable Identification Number (“RIN”) is assigned to each gallon of renewable fuel produced in, or imported into, the United States. Market prices for RINs have been volatile, marked by periods of sharp increases. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows. We are exposed to the volatility in the market price of RINs. As a producer of transportation fuels from crude oil, our Refining and Marketing segment is required to blend biofuels into the products it produces or purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. The Refining and Market Segment is exposed to market risk related to volatility in the price of RINs needed to comply with the RFS that are not otherwise generated through blending of renewable fuels in our refining and marketing operations. To mitigate the impact of this risk on the Refining and Market Segment’s results of operations and cash flows, the Refining and Market Segment blends ethanol and biodiesel to the extent possible.
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
As of June 30, 2023, our RIN liability was $51.6 million, which amount is required to be paid by March 31, 2024. This RIN liability is currently increasing by approximately $6 million to $7 million per month, and we are currently not producing sufficient volumes of renewable fuels to satisfy this liability, do not expect to produce sufficient volumes of renewable fuels to satisfy this liability in the near future, and expect to be required to purchase RINs on the open market in the future to satisfy such liability. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. Additionally, the status of EPA RFS exemptions may impact the price of RINs. EPAs policy on granting certain RFS exemptions has changed under the Biden administration, and some previously granted exemptions have been the subject of legal proceedings that may ultimately result in the reversal of past exemptions. The occurrence of any one or more of these events may increase our operating expenses or make it more difficult for us to operate.
Existing laws or regulations could change and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. Increases in the volume of renewable fuels that must be blended into our products could limit the production of the Mobile Refinery if sufficient numbers of RINs are not available for purchase or relief from this requirement is not obtained, which could have an adverse effect on our consolidated financial results.
In addition to the RFS, we operate in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. The RFS and similar U.S. state and international low-carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance and monitoring, which could require significant expenditures, and presents an increased risk of administrative error. Our low-carbon fuels businesses could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom are reduced, (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our low-carbon projects and could have a material adverse impact on the timing of completion, project returns, and other outcomes with respect to such projects.
The requirement that we satisfy future RINs liabilities, which are increasing on a monthly basis in the future, could have a material adverse effect on our cash flows, results of operations, could force us to borrow additional funding which may not be available on favorable terms, if at all, and/or could require us to sell off assets, which may have an adverse effect on the value of our securities.
We may enter into joint ventures or sell all or portions of our facilities, assets or operations in the future.
We may enter into joint ventures with third parties or sell all or portions of our facilities, assets or operations in the future. Such transactions may result in us not obtaining the full benefit of any increases in the value, production, or intellectual property of such facilities, assets or operations which we enter into joint ventures in connection with or sell rights to in the future, may affect prior projections or estimates which take into account the full benefit of such facilities, assets or operations, may make it more difficult or delay our ability to respond to changing market conditions or to undertake capital projects associated with such facilities, assets or operations, may reduce our asset base, may have adverse accounting effects, and/or may have other foreseen and unforeseen effects on the Company. Any one or more of which may have an adverse effect on our revenues, results of operations or cash flows, and which could cause a decrease in the value of our securities.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2023, and from the period from April 1, 2023, to the filing date of this report that have not previously been disclosed in a Current Report on Form 8-K.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.
None.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
10.1#	Executive Employment Agreement dated April 17, 2023 and effective April 17, 2023, by and between Vertex Energy, Inc. and Douglas S. Haugh		8-K	10.2	4/20/2023	001-11476
10.2	Form of Exchange Agreement Relating to the Company’s 6.25% Convertible Senior Notes due 2027		8-K	10.1	6/8/2023	001-11476
10.3*	Limited Consent dated January 31, 2023, by and among Vertex Refining Alabama LLC, as borrower, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto	X
10.4+*	Limited Consent dated May 5, 2023, by and among Vertex Refining Alabama LLC, as borrower, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto	X
10.5+	Supply and Offtake Agreement dated May 26, 2023, by and between Macquarie Energy North America Trading Inc. and Vertex Renewables Alabama LLC		8-K	10.1	5/31/2023	001-11476
10.6	Amended and Restated Intercreditor Agreement originally dated as of April 1, 2022, and as amended and restated as of May 26, 2023 among Cantor Fitzgerald Securities, as the Term Loan Agent, Macquarie Energy North America Trading Inc., as the Intermediation Facility Secured Party, Macquarie Energy North America Trading Inc., as the Renewables Intermediation Facility Secured Party, Vertex Refining Alabama LLC, as the Company, Vertex Renewables Alabama LLC, as the Renewables Company, and the other acknowledging affiliates party thereto		8-K	10.2	5/31/2023	001-11476
10.7	Guaranty between Vertex Refining Alabama LLC And Macquarie Energy North America Trading Inc. dated May 26, 2023		8-K	10.3	5/31/2023	001-11476
10.8	Guaranty between Vertex Energy, Inc. and Macquarie Energy North America Trading Inc. dated May 26, 2023		8-K	10.4	5/31/2023	001-11476
10.9+	Pledge and Security Agreement dated May 26, 2023, between Vertex Renewables Alabama LLC, and Macquarie Energy North America Trading Inc.		8-K	10.5	5/31/2023	001-11476
10.1	Inventory Sales Agreement dated May 26, 2023, by and between Vertex Renewables Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.6	5/31/2023	001-11476
10.11	Amendment Agreement No. 1 in Respect of a Supply and Offtake Agreement dated 1 April 2022 and Certain Other Transaction Documents dated May 26, 2023, by and between Macquarie Energy North America Trading Inc., Vertex Energy, Inc. and Vertex Refining Alabama LLC		8-K	10.7	5/31/2023	001-11476
10.12£	Amendment of Master Offtake Agreement dated May 26, 2023, by and between Idemitsu Apollo Renewable Corp. and Vertex Refining Alabama LLC		8-K	10.8	5/31/2023	001-11476
10.13	Amendment Number Four to Loan and Security Agreement dated May 26, 2023, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.9	5/31/2023	001-11476
10.14*	Form of 2019 Equity Incentive Plan Stock Option Agreement – May 2023 Employee Awards	X
10.15*	Form of 2019 Equity Incentive Plan Stock Option Agreement – May 2023 Executive Awards	X

10.16*	Form of 2020 Equity Incentive Plan Stock Option Agreement – Douglas Haugh - May 2023 Executive Award	X
10.17*	Form of 2020 Equity Incentive Plan Stock Option Agreement – June 2023 Non-Employee Awards	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*    Filed herewith.
**    Furnished herewith.
# Indicates management contract or compensatory plan or arrangement.
+ Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Vertex Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
£ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions are both (i) not material and (ii) the type of information that Vertex Energy, Inc. treats as private or confidential.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: August 8, 2023	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)