Form 10-Q
period 2023-09-30
Vertex Energy Inc.
filed 2023-11-07
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
☐ Yes  ☑ No

As of November 6, 2023, there were 93,514,346 shares of common stock issued and outstanding.

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
•“Crack Spread USGC 2-1-1” represents the calculation of the crack spread that we believe most closely relates to the crude intakes and products at the Mobile Refinery. We use two barrels of Louisiana Light Sweet crude oil, producing one barrel of USGC CBOB gasoline and one barrel of USGC ULSD.

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
•“Refining Adjusted EBITDA” represents net income (loss) from operations plus or minus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, acquisition costs, environmental reserves and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$75,705	$141,258
Restricted cash	3,605	4,929
Accounts receivable, net	36,816	34,548
Inventory	222,685	135,473
Derivative commodity asset	4,991	—
Prepaid expenses and other current assets	57,315	36,660
Assets held for sale, current	—	20,560
Total current assets	401,117	373,428

Fixed assets, net	321,314	201,749
Finance lease right-of-use assets	65,317	44,081
Operating lease right-of use assets	90,413	53,557
Intangible assets, net	11,207	11,827
Deferred taxes assets	—	2,498
Other assets	3,310	2,245
TOTAL ASSETS	$892,678	$689,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$63,628	$20,997
Accrued expenses	69,315	81,711
Finance lease liability-current	2,297	1,363
Operating lease liability-current	26,047	9,012
Current portion of long-term debt, net	18,321	13,911
Obligations under inventory financing agreements, net	182,487	117,939
Derivative commodity liability	—	242
Liabilities held for sale, current	—	3,424
Total current liabilities	362,095	248,599

Long-term debt, net	125,010	170,010
Finance lease liability-long-term	66,751	45,164
Operating lease liability-long-term	64,367	44,545
Deferred tax liabilities	1,257	—
Derivative warrant liability	9,234	14,270
Other liabilities	1,377	1,377
Total liabilities	630,091	523,965

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

	September 30, 2023	December 31, 2022
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 93,514,346 and 75,668,826 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	94	76
Additional paid-in capital	382,849	279,552
Accumulated deficit	(123,588)	(115,893)
Total Vertex Energy, Inc. stockholders' equity	259,355	163,735
Non-controlling interest	3,232	1,685
Total equity	262,587	165,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$892,678	$689,385

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,018,407	$809,529	$2,444,442	$1,913,435
Cost of revenues (exclusive of depreciation and amortization shown separately below)	925,542	749,654	2,274,543	1,817,787
Depreciation and amortization attributable to costs of revenues	7,896	4,049	18,863	9,139
Gross profit	84,969	55,826	151,036	86,509

Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	43,137	37,142	127,715	90,039
Depreciation and amortization attributable to operating expenses	1,033	1,119	3,077	2,655
Total operating expenses	44,170	38,261	130,792	92,694
Income (loss) from operations	40,799	17,565	20,244	(6,185)
Other income (expense):
Other income (loss)	(133)	416	1,023	1,059
Gain on change in value of derivative warrant liability	4,621	12,312	5,036	7,788
Interest expense	(13,523)	(13,028)	(103,536)	(64,961)
Total other expense	(9,035)	(300)	(97,477)	(56,114)
Income (loss) from continuing operations before income tax	31,764	17,265	(77,233)	(62,299)
Income tax benefit (expense)	(12,231)	—	15,445	—
Income (loss) from continuing operations	19,533	17,265	(61,788)	(62,299)
Income from discontinued operations, net of tax (see note 23)	—	4,905	53,680	19,878
Net income (loss)	19,533	22,170	(8,108)	(42,421)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(310)	(49)	(413)	15
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	—	(15)	—	6,847
Net income (loss) attributable to Vertex Energy, Inc.	19,843	22,234	(7,695)	(49,283)

Accretion of redeemable noncontrolling interest to redemption value from continued operations	—	—	—	(428)

Net income (loss) attributable to common stockholders from continuing operations	19,843	17,314	(61,375)	(62,742)
Net income attributable to common stockholders from discontinued operations, net of tax	—	4,920	53,680	13,031
Net income (loss) attributable to common shareholders	$19,843	$22,234	$(7,695)	$(49,711)

Basic loss per common share
Continuing operations	$0.21	$0.23	$(0.74)	$(0.91)
Discontinued operations, net of tax	—	0.07	0.65	0.19
Basic loss per common share	$0.21	$0.30	$(0.09)	$(0.72)

Diluted income (loss) per common share
Continuing operations	$0.17	$0.10	$(0.74)	$(0.91)
Discontinued operations, net of tax	—	0.05	0.65	0.19
Diluted income (loss) per common share	$0.17	$0.15	$(0.09)	$(0.72)

Shares used in computing earnings per share
Basic	93,381	75,591	82,928	69,007
Diluted	100,427	97,126	82,928	69,007
See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except par value)
(UNAUDITED)

Nine Months Ended September 30, 2023
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance on January 1, 2023	75,669	$76	—	$—	$279,552	$(115,893)	$1,685	$165,420
Exercise of options	166	—	—	—	209	—	—	209
Stock based compensation expense	—	—	—	—	365	—	—	365
Non controlling shareholder contribution	—	—	—	—	—	—	980	980
Net income (loss)	—	—	—	—	—	53,863	(50)	53,813
Balance on March 31, 2023	75,835	76	—	—	280,126	(62,030)	2,615	220,787
Exercise of options	195	—	—	—	169	—	—	169
Stock based compensation expense	—	—	—	—	368	—	—	368
Senior Note Converted	17,207	17	—	—	101,113	—	—	101,130
Non-controlling shareholder contribution	—	—	—	—	—	—	490	490
Net loss	—	—	—	—	—	(81,401)	(53)	(81,454)
Balance on June 30, 2023	93,237	93	—	—	381,776	(143,431)	3,052	241,490
Exercise of options	165	1	—	—	304	—	—	305
Stock based compensation expense	—	—	—	—	769	—	—	769
Issue of restricted common stock	113	—	—	—	—	—	—	—
Non-controlling shareholder contribution	—	—	—	—	—	—	490	490
Net income (loss)	—	—	—	—	—	19,843	(310)	19,533
Balance on September 30, 2023	93,515	$94	—	$—	$382,849	$(123,588)	$3,232	$262,587

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except par value)
(UNAUDITED)

Nine Months Ended September 30, 2022
	Common Stock		Series A Preferred
	Shares	$0.001 Par	Shares	$0.001 Par	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance on January 1, 2022	63,288	$63	386	$—	$138,620	$(110,614)	$1,997	$30,066
Exercise of options	60	—	—	—	76	—	—	76
Exercise of warrants	1,113	1	—	—	(1)	—	—	—
Stock based compensation expense	—	—	—	—	250	—	—	250
Conversion of Series A Preferred stock to common	5	—	(5)	—	—	—	—	—
Reclassification of derivative liabilities	—	—	—	—	78,789	—	—	78,789
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(422)	—	(422)
Net income (loss)	—	—	—	—	—	(4,547)	3,739	(808)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,769)	(3,769)
Balance on March 31, 2022	64,466	64	381	—	217,734	(115,583)	1,967	104,182
Exercise of options to common	498	1	—	—	553	—	—	554
Exercise of options to common- unissued	—	—	—	—	3	—	—	3
Distribution to non-controlling shareholder	—	—	—	—	—	—	(380)	(380)
Adjustment of redeemable non controlling interest	—	—	—	—	29	(29)	—	—
Conversion of Convertible Senior Notes to common	10,165	10	—	—	59,812	—	—	59,822
Share based compensation expense	—	—	—	—	324	—	—	324
Conversion of Series A Preferred stock to common	381	1	(381)	—	—	—	—	1
Accretion of redeemable non-controlling interest to redemption value	—	—	—	—	—	(6)	—	(6)
Net income (loss)	—	—	—	—	—	(66,970)	3,188	(63,782)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(3,023)	(3,023)
Balance on June 30, 2022	75,510	76	—	—	278,455	(182,588)	1,752	97,695
Exercise of options to common	4	—	—	—	—	—	—	—
Exercise of options to common- unissued	—	—	—	—	97	—	—	97
Exercise of warrants	96	—	—	—	—	—	—	—
Share based compensation expense	—	—	—	—	378	—	—	378
Net income (loss)	—	—	—	—	—	22,234	(64)	22,170
Balance on September 30, 2022	75,610	$76	—	$—	$278,930	$(160,354)	$1,688	$120,340

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(8,108)	$(42,421)
Income from discontinued operations, net of tax	53,680	19,878
Loss from continuing operations	(61,788)	(62,299)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities
Stock based compensation expense	1,502	952
Depreciation and amortization	21,940	11,794
Deferred income tax benefit	(15,445)	—
Gain on sale of assets	(2)	(112)
Provision for environment clean up	—	1,428
(Decrease) increase in allowance for bad debt	(132)	157
(Decrease) increase in fair value of derivative warrant liability	(5,036)	(7,788)
Loss on commodity derivative contracts	219	87,217
Net cash settlements on commodity derivatives	(2,061)	(100,253)
Amortization of debt discount and deferred costs	74,618	44,537
Changes in operating assets and liabilities
Accounts receivable and other receivables	(3,819)	(39,202)
Inventory	(85,796)	(31,387)
Prepaid expenses and other current assets	(24,601)	(16,437)
Accounts payable	42,219	58,275
Accrued expenses	(12,500)	37,404
Other assets	(987)	82
Net cash used in operating activities from continuing operations	(71,669)	(15,632)
Cash flows from investing activities
Acquisition of business, net of cash	(7,642)	—
Purchase of intangible assets	(2,500)	(106)
Investment in Mobile Refinery assets	—	(227,525)
Purchase of fixed assets	(128,599)	(34,743)
Proceeds from sale of discontinued operation	92,034	—
Proceeds from sale of fixed assets	5	188
Net cash used in investing activities from continuing operations	(46,702)	(262,186)
Cash flows from financing activities
Payments on finance leases	(1,469)	(201)
Proceeds from exercise of options and warrants to common stock	683	729
Distributions to noncontrolling interest	—	(380)
Contributions received from noncontrolling interest	1,960	—
Net change on inventory financing agreements	63,798	133,744
Redemption of noncontrolling interest	—	(50,666)
Proceeds from note payable	19,641	173,315
Payments on note payable	(32,969)	(14,101)
Net cash provided by financing activities from continuing operations	51,644	242,440

Discontinued operations:
Net cash provided by (used in) operating activities	(150)	23,021
Net cash used in investing activities	—	(1,877)
Net cash provided by (used in) discontinued operations	(150)	21,144

Net decrease in cash, cash equivalents and restricted cash	(66,877)	(14,234)
Cash, cash equivalents, and restricted cash at beginning of the period	146,187	136,627
Cash, cash equivalents, and restricted cash at end of period	$79,310	$122,393

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

	Nine Months Ended
	September 30, 2023	September 30, 2022

Cash and cash equivalents	$75,705	$117,464
Restricted cash	3,605	4,929
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$79,310	$122,393

SUPPLEMENTAL INFORMATION
Cash paid for interest	$35,553	$65,083
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equity component of the convertible note issuance	$—	$78,789
ROU assets obtained from new finance lease obligation	$23,990	$45,096
Exchange of Convertible Senior Notes to common stock	$79,948	$59,822
ROU assets obtained from new operating lease obligation	$36,856	$20,061
Accretion of redeemable non-controlling interest to redemption value	$—	$428

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company focused on the production and distribution of conventional and alternative fuels. We operate used motor oil processing plants in Houston, Texas, Port Arthur, Texas, and Marrero, Louisiana.
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
The September 30, 2022 Consolidated Statement of Operations was retroactively restated from the unaudited financial statements of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, to account for the change for our discontinued business, see Note 23 "Discontinued Operations". In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. All significant intercompany transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2022 as reported in Form 10-K have been omitted.
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
As a result of the above, the Company determined to present the Heartland Assets and Operations as discontinued operations as of December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022.

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
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations as they were immaterial to the financial statements as a whole.
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

Restricted cash as of September 30, 2023, consisted of a $2.0 million deposit in a bank for financing of a short-term equipment lease, a $1.5 million deposit in a bank for possible liabilities related to the Heartland Assets and Operations sale, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. Restricted cash as of December 31, 2022, consisted of a $4.8 million deposit in a bank for financing of a short-term equipment lease, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card.
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

The following table presents summarized results of operations of the Mobile Refinery for the three and nine months ended September 30, 2022, which are included in the accompanying consolidated statements of operations for the periods ended September 30, 2022 (in thousands):

	For Three Months Ended September 30,	For Nine Months Ended September 30,
	2022	2022
Revenue	$733,521	$1,655,717
Net income (loss)	$18,370	$(5,592)
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

For Nine Months Ended September 30,
2022
Revenue	$2,406,617
Net income	$49,509
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
The parties conducted numerous depositions and substantial document discovery. Vertex filed a motion for summary judgment, and Judge Hanen granted it in part, dismissing Penthol’s claims for business disparagement and fraud. Penthol’s remaining claims are pending. The case is currently on bench trial which started on October 30, 2023.
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

Martin Energy litigation:
On October 31, 2022, Martin Energy Services LLC (“Martin”) filed a petition against Vertex Refining Alabama LLC, Case No. 2022-71500, pending in the 234th District Court of Harris County, Texas. Martin claims breach of contract under a Sales Contract between the parties. Vertex has filed an answer and alleged various affirmative defenses. Vertex denies the allegations and is vigorously defending them. The case is in the discovery phase. Vertex has taken two depositions, and Vertex representatives will be deposed in November 2023. The case is set for trial beginning January 22, 2024.

The Company has retained counsel to respond to the putative class actions and the shareholder derivative lawsuits, and its assessment of the respective allegations is ongoing and all defendants intend to vigorously defend against the allegations.
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

Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. As of September 30, 2023 and December 31, 2022, we have $1.4 million recorded in accrued liabilities for anticipated environment clean-up costs.
NOTE 5. REVENUES

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended September 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$978,712	$44,327	$(4,632)	$1,018,407
Sources of Revenue
Refined products:
Gasolines	$199,768	$—	$—	$199,768
Jet Fuels	188,791	—	—	188,791
Diesel	194,564	—	—	194,564
Renewable	142,195	—	—	142,195
Other refinery products (1)	241,487	38,642	(4,632)	275,497
Re-refined products:
Pygas	3,898	—	—	3,898
Metals (2)	—	1,965	—	1,965
Other re-refined products (3)	611	1,001	—	1,612
Services and credits:
Terminalling	7,398	—	—	7,398
Oil collection services	—	2,719	—	2,719
Total revenues	$978,712	$44,327	$(4,632)	$1,018,407

	Three Months Ended September 30, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$766,768	$42,761	$—	$809,529
Sources of Revenue
Refined products:
Gasolines	$171,023	$—	$—	$171,023
Jet Fuels	138,962	—	—	138,962
Diesel	276,355	—	—	276,355
Other refinery products (1)	161,850	37,607	—	199,457
Re-refined products:
Pygas	15,285	—	—	15,285
Metals (2)	—	4,060	—	4,060
Other re-refined products (3)	1,149	527	—	1,676
Services:
Terminalling	2,144	—	—	2,144
Oil collection services	—	567	—	567
Total revenues	$766,768	$42,761	$—	$809,529

	Nine Months Ended September 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$2,349,459	$104,758	$(9,775)	$2,444,442
Sources of Revenue
Refined products:
Gasolines	$517,875	$—	$—	$517,875
Jet Fuels	437,640	—	—	437,640
Diesel	535,839	—	—	535,839
Renewable	197,498	—	—	197,498
Other refinery products (1)	633,600	89,863	(9,775)	713,688
Re-refined products:
Pygas	12,745	—	—	12,745
Metals (2)	—	8,404	—	8,404
Other re-refined products (3)	1,129	2,508	—	3,637
Services and credits:
Terminalling	13,133	—	—	13,133
Oil collection services	—	3,983	—	3,983
Total revenues	$2,349,459	$104,758	$(9,775)	$2,444,442

	Nine Months Ended September 30, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$1,767,877	$145,558	$—	$1,913,435
Sources of Revenue
Refined products:
Gasolines	$432,173	$—	$—	$432,173
Jet Fuels	282,650	—	—	282,650
Diesel	620,580	—	—	620,580
Other refinery products (1)	385,641	129,078	—	514,719
Re-refined products:
Pygas	40,660	—	—	40,660
Metals (2)	—	13,080	—	13,080
Other re-refined products (3)	1,721	1,780	—	3,501
Services:
Terminalling	4,452	—	—	4,452
Oil collection services	—	1,620	—	1,620
Total revenues	$1,767,877	$145,558	$—	$1,913,435

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
Segment information for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

Three Months Ended September 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$966,805	$38,642	$(4,632)	$1,000,815
Re-refined products	4,509	2,966	—	7,475
Services	7,398	2,719	—	10,117
Total revenues	978,712	44,327	(4,632)	1,018,407
Cost of revenues (exclusive of depreciation and amortization shown separately below)	893,612	36,569	(4,639)	925,542
Depreciation and amortization attributable to costs of revenues	6,527	1,369	—	7,896
Gross profit	78,573	6,389	7	84,969
Selling, general and administrative expenses	31,485	5,231	6,421	43,137
Depreciation and amortization attributable to operating expenses	829	38	166	1,033
Income (loss) from operations	46,259	1,120	(6,580)	40,799
Other income (expenses)
Other income (expense)	—	(167)	34	(133)
Gain on change in value of derivative warrant liabilities	—	—	4,621	4,621
Interest expense	(4,394)	(41)	(9,088)	(13,523)
Net income (loss)	$41,865	$912	$(11,013)	$31,764

Capital expenditures	$20,875	$8,449	$—	$29,324

Three Months Ended September 30, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$748,190	$37,607	$—	$785,797
Re-refined products	16,434	4,587	—	21,021
Services	2,144	567	—	2,711
Total revenues	766,768	42,761	—	809,529
Cost of revenues (exclusive of depreciation and amortization shown separately below)	714,976	34,678	—	749,654
Depreciation and amortization attributable to costs of revenues	3,111	938	—	4,049
Gross profit	48,681	7,145	—	55,826
Selling, general and administrative expenses	28,269	4,803	4,070	37,142
Depreciation and amortization attributable to operating expenses	850	38	231	1,119
Income (loss) from operations	19,562	2,304	(4,301)	17,565
Other income (expenses)
Other income	—	416	—	416
Gain on change in value of derivative warrant liabilities	—	—	12,312	12,312
Interest expense	(3,444)	—	(9,584)	(13,028)
Net income (loss)	$16,118	$2,720	$(1,573)	$17,265

Capital expenditures	$26,333	$412	$—	$26,745

Nine Months Ended September 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$2,322,452	$89,863	$(9,775)	$2,402,540
Re-refined products	13,874	10,912	—	24,786
Services	13,133	3,983	—	17,116
Total revenues	2,349,459	104,758	(9,775)	2,444,442
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,194,382	90,250	(10,089)	2,274,543
Depreciation and amortization attributable to costs of revenues	15,389	3,474	—	18,863
Gross profit	139,688	11,034	314	151,036
Selling, general and administrative expenses	90,940	14,535	22,240	127,715
Depreciation and amortization attributable to operating expenses	2,459	114	504	3,077
Income (loss) from operations	46,289	(3,615)	(22,430)	20,244
Other income (expenses)
Other income	—	989	34	1,023
Gain on change in value of derivative warrant liabilities	—	—	5,036	5,036
Interest expense	(12,799)	(126)	(90,611)	(103,536)
Net income (loss)	$33,490	$(2,752)	$(107,971)	$(77,233)

Capital expenditures	$118,545	$16,123	$—	$134,668

Nine Months Ended September 30, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$1,721,044	$129,078	$—	$1,850,122
Re-refined products	42,381	14,860	—	57,241
Services	4,452	1,620	—	6,072
Total revenues	1,767,877	145,558	—	1,913,435
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,707,746	110,041	—	1,817,787
Depreciation and amortization attributable to costs of revenues	6,339	2,800	—	9,139
Gross profit	53,792	32,717	—	86,509
Selling, general and administrative expenses	53,073	13,125	23,841	90,039
Depreciation and amortization attributable to operating expenses	1,784	142	729	2,655
Income (loss) from operations	(1,065)	19,450	(24,570)	(6,185)
Other income (expenses)
Other income	18	1,041	—	1,059
Gain on change in value of derivative warrant liabilities	—	—	7,788	7,788
Interest expense	(6,694)	(51)	(58,216)	(64,961)
Net income (loss)	$(7,741)	$20,440	$(74,998)	$(62,299)

Capital expenditures	$142,927	$2,830	$—	$145,757

Total assets by segment were as follows (in thousands):

As of September 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$697,129	$115,820	$79,729	$892,678

As of December 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$410,975	$105,109	$173,301	$689,385

Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, derivative commodity assets, assets held for sale as of December 31, 2022 and cash.

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable trade	$38,220	$36,098
Allowance for doubtful accounts	(1,404)	(1,550)
Accounts receivable, net	$36,816	$34,548

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

Bad debt recovery was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, for the continued operations.
Bad debt recovery was $0.1 million for the nine months ended September 30, 2023 and bad debt expenses was $0.2 million for the nine months ended September 30, 2022, for the continued operations.

NOTE 8. CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS

The Company has concentrated credit risk for cash by maintaining deposits in two banks.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. From time to time during the nine months ended September 30, 2023 and year ended December 31, 2022, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
At September 30, 2023 and 2022 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations, which exceeded 10% of total revenue:

	As of and for the Nine Months Ended
	September 30, 2023		September 30, 2022
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	35%	2%	40%	2%
Customer 2	33%	25%	22%	50%

For each of the three and nine months ended September 30, 2023 and 2022, the Company’s segment revenues were comprised of the following customer concentrations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery
Customer 1	34%	—%	19%	—%	36%	—%	43%	—%
Customer 2	32%	—%	14%	—%	34%	—%	24%	—%
The Company had one vendor that represented 37% and 51% of total purchases for the nine months ended September 30, 2023, and 2022, respectively, and 47% and 51% of total payables at September 30, 2023, and 2022, respectively.

NOTE 9. INVENTORY

The following table describes the Company's inventory balances by category (in thousands):

	As of September 30, 2023	As of December 31, 2022
Crude oil	$75,303	$59,131
Renewable feedstocks	41,316	—
Refined products	104,042	74,311
Re-refined products	2,024	2,031
Total hydrocarbon inventories	$222,685	$135,473

NOTE 10. INVENTORY FINANCING AGREEMENTS

The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	September 30, 2023	December 31, 2022
Obligations under inventory financing agreements	$182,987	$119,189
Unamortized financing cost	(500)	(1,250)
Obligations under inventory financing agreements, net	$182,487	$117,939

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
Amendment No. 1 to Supply and Offtake Agreement
In connection with the entry into the RD Supply and Offtake Agreement, discussed below, Macquarie, Vertex Refining and the Company, entered into Amendment Agreement No. 1 to the Supply and Offtake Agreement (“Amendment 1”). Pursuant to Amendment 1, the Supply and Offtake Agreement was amended to include certain additional documents relating to the RD Supply and Offtake Agreement as transaction documents, and to update such Supply and Offtake Agreement in connection therewith, to amend the unwind procedures associated with the Supply and Offtake Agreement, and to update or revise certain other covenants set forth in the Supply and Offtake Agreement relating to cross defaults, finance agreements, minimum liquidity, and guarantor requirements, to be conformed with changes made to analogous provisions in, or to otherwise account for, the RD Supply and Offtake Agreement terms. Amendment 1 also made conforming amendments to certain other agreements relating to the Supply and Offtake Agreement.
Renewables RD Supply and Offtake Agreement
On May 26, 2023 (the “Commencement Date”), Vertex Renewables Alabama, LLC, an affiliate indirectly wholly-owned by the Company (“Vertex Renewables”), entered into a Supply and Offtake Agreement (the “RD Supply and Offtake Agreement”) with Macquarie, pertaining to the supply and financing of renewable biomass feedstocks used for the production of renewable fuels, the offtake and financing of renewable diesel, and the provision of certain financing accommodations with respect to certain agreed environmental attributes associated with the operation of such renewable diesel unit (including Renewable Identification Numbers (RINs), tax credits, and low carbon fuel credits) at the Mobile Refinery.
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
Pursuant to the Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time. The following table summarizes the inventory intermediation fees, financing costs, which are included in cost of sale, and interest expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Intermediation fee	$5,580	$17,972	$11,805	$41,152
Inventory financing fees (include over/under)	$1,977	$9,032	$4,243	$10,267
Interest expense and financing costs, net	$2,346	$2,071	$7,450	$3,801

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$14,608	$8,356
Commodity derivative advance	2,081	5,472
Renewable volume obligation (RVO) assets	2,762	2,001
Other prepaid expenses	7,558	5,160
Inventory financing deposit	23,644	10,329
Other current assets	6,662	5,342
Total prepaid expenses	$57,315	$36,660

NOTE 12. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	September 30, 2023	December 31, 2022
Equipment	7	$269,640	$97,120
Furniture and fixtures	7	55	86
Leasehold improvements	15	2,852	2,852
Office equipment	5	1,476	1,433
Vehicles	5	15,004	9,212
Building	20	3,658	2,334
Turnarounds	4	21,170	18,964
Construction in progress		48,596	96,765
Land		9,768	9,168
Total fixed assets		372,219	237,934
Less accumulated depreciation		(50,905)	(36,185)
Net fixed assets		$321,314	$201,749
The increase in fixed assets is due to the investment in the Renewable Diesel unit project at the Mobile Refinery, which began April 1, 2022, and which includes construction in progress. Depreciation expense was $6.9 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, for the continued operations. Depreciation expense was $16.1 million and $7.6 million for the nine months ended September 30, 2023 and 2022, respectively, for the continued operations.
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
NOTE 13. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items:

		September 30, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$978	$978	$—	$978	$974	$4
Vendor relations	10	4,778	4,624	154	4,778	4,575	203
Trademark/Trade name	15	887	645	242	887	608	279
TCEP Technology/Patent	15	13,287	9,502	3,785	13,287	8,838	4,449
Non-compete	3	197	197	—	197	197	—
Software	3	9,344	4,783	4,561	9,387	2,495	6,892
Licensing Fee	30	2,500	35	2,465	—	—	—
		$31,971	$20,764	$11,207	$29,514	$17,687	$11,827
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Total amortization expense of intangibles was $3.1 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Estimated future amortization expense is as follows for each of the twelve months ended (in thousands):

September 30,	Balance
2024	$4,125
2025	2,596
2026	1,034
2027	1,031
2028	284
Thereafter	2,137
$11,207

NOTE 14. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued purchases	$15,898	$21,185
Accrued interest	—	1,488
Accrued compensation and benefits	5,763	6,530
Accrued income, real estate, sales and other taxes	3,756	1,102
RINS liabilities	42,909	51,355
Unearned Revenue	620	—
Environmental liabilities - current	369	51
	$69,315	$81,711

NOTE 15. FINANCING AGREEMENTS

The Company's long-term debt consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

Creditor	Loan Type	September 30, 2023	December 31, 2022
Convertible Senior Note	Convertible note	$15,230	$95,178
Term Loan 2025	Loan	148,013	165,000
SBA Loan	SBA Loan	—	59
Various institutions	Insurance premiums financed	10,071	5,602
Principal amount of long-term debt		173,314	265,839
Less: unamortized discount and deferred financing costs		(29,983)	(81,918)
Total debt, net of unamortized discount and deferred financing costs		143,331	183,921
Less: current maturities		(18,321)	(13,911)
Long-term debt, net of current maturities		$125,010	$170,010
Future maturities of long-term debt, excluding financing lease obligations, as of September 30, 2023, are summarized as follows (in thousands):

Period Ended September 30,	Amount Due
2024	$18,321
2025	139,763
2026	—
2027	—
2028	15,230
Total	$173,314

Insurance Premiums
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 3.24% to 6.25% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $10.1 million at September 30, 2023 and $5.6 million at December 31, 2022.
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
Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $165 million term loan to Vertex Refining (the “Term Loan”). The Company paid off $17.0 million owed under the term loan during the nine months ended September 30, 2023.
On September 30, 2022, the parties entered into a second amendment to the Loan and Security Agreement which (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023 (which date the Lender further agreed to extended until July 14, 2023), and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, mechanical completion was achieved in connection with in March 2023; and (b) waived and extended certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
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
The components of the Convertible Senior Notes are presented as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amounts at beginning of period	$95,178	$155,000
Conversion of principal into common stock	(79,948)	(59,822)
Outstanding principal amount	15,230	95,178
Unamortized discount and issuance costs	(7,437)	(51,005)
Net carrying amount at end of period	$7,793	$44,173
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES

Finance Leases

The Company's finance lease liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

Creditor	Loan Type	September 30, 2023	December 31, 2022
Matheson Tri-Gas	Finance Lease	$44,440	$45,311
Plaquemines	Finance Lease	1,045	1,169
Harvey Ford	Finance Lease	41	47
DLL financial	Finance Lease	19	—
Centerpoint Blakely	Finance Lease	23,503	—
		$69,048	$46,527

Future maturities of finance lease obligations, as of September 30, 2023, are summarized as follows (in thousands):

Period Ended September 30,	Amount Due
2024	$8,409
2025	8,409
2026	8,402
2027	8,399
2028	26,868
Thereafter	59,514
Total lease payments	120,001
Less: interest	(50,953)
Present value of financing lease liabilities	$69,048

The following table summarizes the lease cost recognized in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost Type	2023	2022	2023	2022
Amortization of finance lease ROU assets	$984	$723	$2,753	$1,531
Interest on lease liabilities	1,540	1,364	4,474	2,741
Net finance lease costs	$2,524	$2,087	$7,227	$4,272
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
The following table summarizes the operating lease costs recognized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost Type	2023	2022	2023	2022
Operating lease cost	$6,462	$3,722	$14,494	$10,141
Variable lease cost	831	310	1,700	661
Short-term lease cost	3,987	797	12,794	1,319
Net lease cost	$11,280	$4,829	$28,988	$12,121
Cash Flows
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease Cost Type	2023	2022
Cash paid for amounts included in the measurement of liabilities
Payments on financing lease	$1,469	$201
Payments on operating lease	$14,494	$6,023
Non-cash supplemental amounts
ROU assets obtained from new finance lease liabilities	$23,990	$45,096
ROU assets obtained from new operating lease liabilities	$36,856	$20,061

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2023 (in thousands):

For the period ending September 30,	Facilities	Equipment	Plant	Railcar	Total
2024	$626	$16,776	$8,007	$638	$26,047
2025	535	10,637	7,667	506	19,345
2026	452	5,058	7,553	389	13,452
2027	448	4,859	7,586	123	13,016
2028	451	1,110	7,609	—	9,170
Thereafter	1,520	—	82,913	—	84,433
Total lease payments	4,032	38,440	121,335	1,656	165,463
Less: interest	(1,257)	(5,025)	(68,654)	(113)	(75,049)
Present value of operating lease liabilities	$2,775	$33,415	$52,681	$1,543	$90,414

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2023:

Remaining lease term and discount rate:	September 30, 2023
Weighted average remaining lease terms (years)
Finance lease	14.32
Lease facilities	5.86
Lease equipment	3.24
Lease plant	16.19
Lease railcar	1.65
Weighted average discount rate
Finance lease	8.86%
Lease facilities	10.23%
Lease equipment	11.90%
Lease plant	12.28%
Lease railcar	10.07%
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

NOTE 17. EQUITY
Common Stock
The total number of authorized shares of the Company’s common stock is 750 million shares, $0.001 par value per share. As of September 30, 2023 and December 31, 2022, there were 93,514,346 and 75,668,826, respectively, shares of common stock issued and outstanding.
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
During the nine months ended September 30, 2023, the Company issued 0.5 million shares of common stock in connection with the exercise of options, issued 0.1 million shares of restricted common stock in connection with compensation of board members, and issued 17.2 million shares of the Company's common stock in exchange for $79.9 million in Convertible Senior Notes.
During the nine months ended September 30, 2022, the Company issued 0.4 million shares of common stock in connection with the conversion of Series A Convertible Preferred Stock, pursuant to the terms of such securities; issued 1.1 million shares of the Company's common stock in exchange for warrants to purchase 1.5 million shares of the Company's common stock with an exercise price of $2.25 per share (discussed in greater detail below); and issued 10.2 million shares of the Company's common stock in conversion of $59.8 million in Convertible Senior Notes. In addition, the Company issued 0.6 million shares of common stock in connection with the exercise of options.
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

NOTE 18. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the three months and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic income (loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$19,843	$17,314	$(61,375)	$(62,742)
Net income attributable to shareholders from discontinued operations, net of tax	—	4,920	53,680	13,031
Net income (loss) attributable to common shareholders	$19,843	$22,234	$(7,695)	$(49,711)
Denominator:
Weighted-average common shares outstanding	93,381	75,591	82,928	69,007
Basic income (loss) per common shares
Continuing operations	$0.21	$0.23	$(0.74)	$(0.91)
Discontinued operations, net of tax	—	0.07	0.65	0.19
Basic income (loss) per share	$0.21	$0.30	$(0.09)	$(0.72)

Diluted Income (Loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$19,843	$17,314	$(61,375)	$(62,742)
Fair value change on warrant derivative, net of tax	(3,545)	(12,313)	—	—
Interest expense on convertible notes, net of tax	384	4,247	—	—
Adjusted net income (loss) attributable to shareholders from continuing operations	16,682	9,248	(61,375)	(62,742)
Net income available to shareholders from discontinued operations, net of tax	—	4,920	53,680	13,031
Numerator for diluted income (loss) per common share	$16,682	$14,168	$(7,695)	$(49,711)
Denominator:
Weighted-average shares outstanding	93,381	75,591	82,928	69,007
Effect of dilutive securities
Stock options	1,623	2,527	—	—
Warrants	2,835	2,835	—	—
Convertible notes	2,588	16,173	—	—
Diluted weighted-average shares outstanding*	100,427	97,126	82,928	69,007
Diluted income (loss) per common shares
Diluted continuing operations	$0.17	$0.10	$(0.74)	$(0.91)
Diluted discontinued operations, net of tax	—	0.05	0.65	0.19
Diluted income (loss) per share	$0.17	$0.15	$(0.09)	$(0.72)
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2023	2022
Stock options	1,853	2,516
Warrants	2,835	2,835
Convertible notes	2,588	16,173
	7,276	21,524
NOTE 19. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative instruments, assets

Commodity	$4,991	$—	$—	$4,991
Derivative instruments, assets	4,991	—	—	4,991
Derivative instruments, liabilities
Derivative warrants	—	—	(9,234)	(9,234)
Derivative instruments, liabilities	—	—	(9,234)	(9,234)
Total	$4,991	$—	$(9,234)	$(4,243)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative instruments, liabilities
Commodity	$(242)	$—	$—	$(242)
Derivative warrants	—	—	(14,270)	(14,270)
Derivative instruments, liabilities	(242)	—	(14,270)	(14,512)
Total	$(242)	$—	$(14,270)	$(14,512)

Level 3 instruments include the Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing Agreements". We revalued the 2.8 million warrants granted and outstanding at September 30, 2023 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants
Expected dividend rate	—%	—%
Expected volatility	114.56%	111.92%
Risk free interest rate	4.80%	4.70%
Expected term	3.5	4.2

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

Level Three Roll-Forward
	September 30, 2023	December 31, 2022
Balance at beginning of period	$14,270	$75,211
Warrants granted	—	25,669
Equity component of the convertible senior note	—	(78,789)
Change in valuation of warrants included in net income	(5,036)	(7,821)
Balance at end of period	$9,234	$14,270

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

The Company’s derivative instruments consist of option and futures arrangements for oil, gas and soybean oil. For option and futures arrangements, the Company receives the difference positive or negative between an agreed-upon strike price and the market price.

The mark-to-market effects of these contracts as of September 30, 2023 and December 31, 2022, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of September 30, 2023
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Sept 2023 - Nov 2023	$38.15	12	$1
Futures	Sept 2023 - Dec 2023	$38.81	38	$27
Futures	Sept 2023 - Dec 2023	$25.31	267	$709
Swap	Sept 2023 - Nov 2023	$1.59	9	$(14)
Swap	Sept 2023 - Nov 2023	$6.76	4	$27
Swap	Sept 2023 - Nov 2023	$10.89	480	$544
Swap	Aug. 2023 - Oct. 2023	$12.17	1,470	$1,789
Swap	Sept 2023 - Nov 2023	$7.2	1,470	$1,058
Swap	Sept 2023 - Dec 2023	$5.78	1,470	$850

As of December 31, 2022
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Nov. 2022 - Feb. 2023	$4.19	5	$(42)
Swap	Nov. 2022 - Feb. 2023	$5.51	3	$(27)
Futures	Sept. 2022 - Dec. 2022	$32.14	25	$76
Futures	Sept. 2022 - Dec. 2022	$23.57	35	$(92)
Futures	Nov. 2022 - Feb. 2023	$33.71	10	$(23)
Futures	Sept. 2022 - Dec. 2022	$23.75	10	$30
Futures	Dec. 2022 - Mar. 2023	$36.08	35	$(74)
Futures	Dec. 2022 - Apr. 2023	$35.97	1,000	$(1,100)
Futures	Dec. 2022 - May. 2023	$35.81	1,000	$(1,070)
Futures	Dec. 2022 - Jun. 2023	$35.60	1,000	$2,080
The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	September 30, 2023	December 31, 2022

	Crude oil futures	$—	$2,186
	Soybean oil futures	709	(69)
	Crude oil futures	28	(2,359)
	Gas swap	557	—
	Crude oil swap	3,697	—
Derivative commodity asset(liability)		$4,991	$(242)
For the three months ended September 30, 2023 and 2022, we recognized $1.9 million and $11.0 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.
For the nine months ended September 30, 2023 and 2022, we recognized $0.2 million and $87.2 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.
NOTE 21. INCOME TAXES
The Company recognized income tax expense of $12.2 million and $0 on continued operations for the three months ended September 30, 2023 and 2022, respectively. The Company recognized income tax benefit of $15.4 million and $0 on continued operations for the nine months ended September 30, 2023 and 2022, respectively. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to-date period, and then adjusted for any discrete period items. For the nine-month period ended September 30, 2023, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to state tax, non-deductible expenses and income attributable to non-controlling interest. For the same period in 2022, the variance was also due to a full valuation allowance.
The Company also recognized income tax expense of $0 million and $19.2 million on discontinued operations for the three and nine months ended September 30, 2023, respectively. Refer to “Note 23. Discontinued Operations” for more information.
The Company believes it has enough net operating loss (NOL) carryforwards and previously disallowed interest expenses to fully offset current taxable income. As such, all of the tax expense for the period ended September 30, 2023 is being recorded as deferred, to offset the reduction of the NOLs and interest expense deferred tax assets (DTAs) being utilized.
NOTE 22. NON-CONTROLLING INTERESTS

Vertex Recovery Management LA, LLC

On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income (loss) for the three and nine months ended September 30, 2023 and 2022, and then added the loss or deducted the net income, attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations. The below table represents the net income (loss) of VRMLA for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) consolidated	$(633)	$(100)	$(842)	$110
Income (loss) attributed to Non-controlling entity	$(310)	$(49)	$(413)	$54
NOTE 23. DISCONTINUED OPERATIONS
On February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owned our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”), for $87.3 million net cash settlement. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. On June 9, 2023, the Company received $4.8 million as a net working capital adjustment settlement pursuant to the sale agreement.
Accordingly, the Company has presented this division (i.e., the Heartland Assets and Operations) as discontinued operations.
The following summarized financial information has been segregated from continuing operations and reported as discontinued operations for the three and nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$22,859	$7,366	$65,618
Cost of revenues (exclusive of depreciation shown separately below)	—	14,953	4,589	37,871
Depreciation and amortization attributable to costs of revenues	—	394	124	1,176
Gross profit	—	7,512	2,653	26,571
Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation shown separately below)	—	2,534	632	6,472
Depreciation and amortization expense attributable to operating expenses	—	63	21	188
Total operating expenses	—	2,597	653	6,660
Income from operations	—	4,915	2,000	19,911
Other income (expense)
Interest expense	—	(10)	—	(33)
Total other expense	—	(10)	—	(33)
Income before income tax	—	4,905	2,000	19,878
Income tax expense	—	—	(528)	—
Gain on sale of discontinued operations, net of $0 and $18,671 of tax for three and nine months ended September 30, 2023	—	—	52,208	—
Income from discontinued operations, net of tax	$—	$4,905	$53,680	$19,878

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2022 are as follows (in thousands):

December 31, 2022
ASSETS
Accounts receivable, net	$7,490
Inventory	1,674
Prepaid expenses	183
Total current assets	9,347

Fixed assets, at cost	19,746
Less accumulated depreciation	(9,140)
Fixed assets, net	10,606
Operating lease right-of use assets	44
Intangible assets, net	563
Total noncurrent assets	11,213

Assets held for sale	$20,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,750
Accrued expenses	629
Operating lease liability	45
Liabilities held for sale	$3,424

NOTE 24. RELATED PARTY TRANSACTIONS

Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors and the General Counsel and Secretary of the Company, serves as a partner. During the three months ended September 30, 2023 and 2022, we paid $193 thousand and $98 thousand, respectively. During the nine months ended September 30, 2023 and 2022, we paid $572 thousand and $479 thousand, respectively, to such law firm for services rendered, which services include the drafting and negotiation of, and due diligence associated with, the September 2021 Asset Purchase Agreement whereby the Company originally planned to sell its UMO Business, which was subsequently terminated in January 2023, and agreement related to the Mobile Refinery acquisition, and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreements.
NOTE 25. SUBSEQUENT EVENTS
None.

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
•risks associated with our outstanding indebtedness, including our outstanding Convertible Senior Notes and term loan, including amounts owed, restrictive covenants and security interests in connection therewith, and our ability to repay such debts and amounts due thereon (including interest) when due, and mandatory and special redemption provisions thereof, and conversion rights associated therewith, including dilution caused thereby (in connection with the Convertible Senior Notes);
•security interests, guarantees and pledges associated with our outstanding Loan and Security Agreement and Supply and Offtake Agreements, and risks associated with such agreements in general;
•risks associated with Phase 2 of the capital project currently in process at our Mobile, Alabama refinery, including costs, timing, delays and unanticipated problems associated therewith;
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
We currently provide our collection services in six states, primarily in the Gulf Coast region of the United States. For the rolling twelve-month period ending September 30, 2023, we aggregated approximately 86.9 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.4 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
Heartland Assets and Operations Sale. On February 1, 2023, HPRM LLC, a Delaware limited liability company (“Heartland SPV”), which is indirectly wholly-owned by the Company, entered into and closed upon a Sale and Purchase Agreement with GFL Environmental Services USA, Inc. (“GFL” and the “Sale Agreement”), whereby Heartland SPV agreed to sell to GFL, and GFL agreed to purchase from Heartland SPV, all of Heartland SPV’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our former wholly-owned subsidiary, which owns the Heartland refinery located in Columbus, Ohio. Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) and GFL Environmental Inc., an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of Heartland SPV and GFL as discussed in greater detail below. The sale also includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. See “Note 23. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
The purchase price for the transaction was $90 million, subject to certain customary adjustments for net working capital, taxes and assumed liabilities, which amounted to $4.8 million and was paid to the Company on June 9, 2023. We also entered into a transition services agreement, restrictive covenant agreement and, through our wholly-owned subsidiary, Vertex Refining LA, LLC (“Vertex LA”), a used motor oil supply agreement with GFL in connection with the sale.
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
Strategy and Plan of Operations

The principal elements of our strategy include:

Completion of Renewable Diesel (RD) Conversion Project. Beginning in the second quarter of 2022, we began a conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. The renewable diesel unit was commissioned on April 28, 2023, and on May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel. The Company closed out Phase I of the RD project as of June 30, 2023, which was funded entirely through existing cash on-hand and cash flow from operations. Beginning in the second quarter of 2023, the Company has started on Phase II of the RD project.

Increase Renewable Diesel Production. The Mobile Refinery began production of RD in May 2023 and achieved the Phase I installed capacity target of 8,000 barrels per day as anticipated. In Phase II, we expect production volumes to ramp up to approximately 14,000 bpd by the mid-year of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.

Expand Feedstock Supply Volume. We intend to expand our feedstock supply volume by growing our collection and aggregation operations. We plan to seek to increase the volume of feedstock we collect directly by developing new relationships with generators and working to displace incumbent collectors; increasing the number of collection personnel, vehicles, equipment, and geographical areas we serve; and acquiring collectors in new or existing territories. We intend to seek to increase the volume of feedstock we aggregate from third-party collectors by expanding our existing relationships and developing new vendor relationships. We believe that our ability to acquire large feedstock volumes in the future will help to cultivate new vendor relationships because collectors often prefer to work with a single, reliable customer rather than manage multiple relationships and the uncertainty of excess inventory.

Broaden Existing Customer Relationships and Secure New Large Accounts. We hope to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier. We also believe that if we are able to increase our supply of feedstock and re-refined products, that we will be in a position to secure larger customer accounts that require a partner who can consistently deliver high volumes.

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
During the third quarter of 2023, average refining margins expanded compared to the second quarter of 2023, more in line with the last three quarters of 2022, and the first quarter of 2023. Global prices for refined products, especially distillates, pulled back during the second quarter of 2023, as the economy slowed, more refineries came onstream, and exports from Russia were re-routed and replaced by fuel from the Middle East. During the twelve months ended September 30, 2023, the Consumer Price Energy Index in the United States decreased 0.5% impacting our gross margins. The Consumer Price All Items Index increased 3.7% for the same period, impacting our operating expenses and slowing economic growth.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2023, for our key benchmarks.

2023
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$44.50	January 23	$18.29	April 28
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.23	January 23	$1.97	May 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.91	August 11	$2.26	July 5
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$84.62	September 6	$50.48	January 4
NYMEX Crude oil (dollars per barrel)	$93.68	September 27	$66.74	March 17
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

The following charts sets forth the price indexes for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel produced at our Mobile Refinery, during the nine months ended September 30, 2023:

Source: Argus Media, daily benchmarking price

The following charts sets forth the price indexes for our renewable fuel feedstock purchases and main finished products, (a) RBD Soybean Oil per million (ppm) of sulfur; (b) NYMEX Heating Oil; and (c) D4 RIN, at our Renewable Diesel unit, during the nine months ended September 30, 2023:
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

	Refining and Marketing(1)	Black Oil and Recovery (2)
Gasolines	X
Jet Fuel	X
Distillates	X
Renewable oil	X
Base oil		X
VGO/Marine fuel	X	X
Other refined products (3)	X	X
Pygas	X
Metals (4)		X
Other re-refined products (5)	X	X
Terminalling	X
Oil collection services		X

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
Consolidated Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2023, as compared to the same periods in 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Revenues	$1,018,407	$809,529	$208,878	$2,444,442	$1,913,435	$531,007
Cost of revenues (exclusive of depreciation and amortization shown separately below)	925,542	749,654	175,888	2,274,543	1,817,787	456,756
Depreciation and amortization attributable to costs of revenues	7,896	4,049	3,847	18,863	9,139	9,724
Gross profit	84,969	55,826	29,143	151,036	86,509	64,527

Operating expenses:
Selling, general and administrative expenses	43,137	37,142	5,995	127,715	90,039	37,676
Depreciation and amortization attributable to operating expenses	1,033	1,119	(86)	3,077	2,655	422
Total operating expenses	44,170	38,261	5,909	130,792	92,694	38,098

Income (loss) from operations	40,799	17,565	23,234	20,244	(6,185)	26,429

Other income (expense):
Other income (loss)	(133)	416	(549)	1,023	1,059	(36)
Gain on change in value of derivative warrant liability	4,621	12,312	(7,691)	5,036	7,788	(2,752)
Interest expense	(13,523)	(13,028)	(495)	(103,536)	(64,961)	(38,575)
Total other expense	(9,035)	(300)	(8,735)	(97,477)	(56,114)	(41,363)

Income (loss) from continuing operation before income tax	31,764	17,265	14,499	(77,233)	(62,299)	(14,934)

Income tax benefit (expense)	(12,231)	—	(12,231)	15,445	—	15,445

Income (loss) from continuing operations	19,533	17,265	2,268	(61,788)	(62,299)	511
Income from discontinued operations, net of tax	—	4,905	(4,905)	53,680	19,878	33,802
Net income (loss)	19,533	22,170	(2,637)	(8,108)	(42,421)	34,313
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(310)	(49)	(261)	(413)	15	(428)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling from discontinued operations	—	(15)	15	—	6,847	(6,847)
Net income (loss) attributable to Vertex Energy, Inc.	$19,843	$22,234	$(2,391)	$(7,695)	$(49,283)	$41,588

Our revenues and cost of revenues are significantly impacted by the Mobile Refinery, which was acquired on April 1, 2022, the RD unit, which began commercial production of RD in May 2023, and fluctuations in commodity prices. Increases (decreases) in commodity prices typically result in increases (decreases) in revenue and cost of revenues (i.e., feedstock costs). Additionally, from time to time, we have used hedging instruments to manage our exposure to underlying commodity prices.

Third Quarter 2023 Compared to Third Quarter 2022 Discussion
During the three months ended September 30, 2023, compared to the same period in 2022, we saw a 14% increase in the volume of products we manage through our facilities, driven by the increased production rates due to the operation of the RD unit at our Mobile Refinery. We also saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the third quarter of 2023 as compared to the same period in 2022 due to increases in prices of direct materials and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.

During the three months ended September 30, 2023, total revenues increased approximately $208.9 million compared to the same period in 2022, which was the result of the operation of the Renewable Diesel unit (which RD commercial production only began in May 2023), and increased finished product prices; of which the highs and lows are disclosed in the charts above.

During the three months ended September 30, 2023, total cost of revenues (exclusive of depreciation and amortization) increased approximately $175.9 million, which was mainly the result of the operation of the Renewable Diesel unit (which only began operating in April 2023), compared to the same period ended September 30, 2022. Our cost of revenues is a function of the ultimate price we pay to acquire feedstocks, principally crude oil and after May 2023, soybean oil for our Renewable Diesel unit, inventory financing costs, and RD volume obligation expenses.
For the three months ended September 30, 2023, total depreciation and amortization expense attributable to cost of revenues increased $3.8 million, compared to the three months ended September 30, 2022, and the increase is due to the Renewable Diesel unit, which was placed in service in April 2023.

Total operating expenses (excluding depreciation and amortization) increased approximately $6.0 million for the three months ended September 30, 2023, compared to the same prior year’s period, the increase is caused by the operation of the Renewable Diesel unit (which only began operating in April 2023).
Additionally, our per barrel margin increased 33% for the three months ended September 30, 2023, relative to the three months ended September 30, 2022. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period (an $85.0 million gross profit for the quarter ended September 30, 2023, versus a $55.8 million gross profit for the quarter ended September 30, 2022). This increase was largely a result of the inflation of fuel prices being higher than crude oil during the three months ended September 30, 2023, as well as improvement in product spreads and volumes compared to the same period during 2022.
The Gulf Coast 2-1-1 crack spread averaged $31.81 per barrel during the three months ended September 30, 2023. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.
We had interest expense of $13.5 million for the three months ended September 30, 2023, compared to interest expense of $13.0 million for the three months ended September 30, 2022, an increase of $0.5 million. This increase was due to the inventory financing of the Renewable Diesel unit, which began commercial production of RD in May 2023, as well as the increased interest rate of Term Loan, which varies period-to-period, based on the Prime Rate.
We had an approximately $4.6 million gain on change in value of derivative liability for the three months ended September 30, 2023, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a gain of $12.3 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the decrease in the market price of our common stock during the current period, compared to the prior period), warrant exchanges, and non-cash accounting adjustments in connection therewith.
We had net income from continuing operations of approximately $19.5 million for the three months ended September 30, 2023, compared to net income from continuing operations of $17.3 million for the three months ended September 30, 2022, an increase in net income from continuing operations of $2.3 million. The main reason for the increase in net income from continuing operations for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was attributable to increased margins due to higher crackspreads in the refined products we sell.

Year To Date 2023 Compared to Year To Date 2022 Discussion
Comparability of consolidated results of operations between the nine months ended September 30, 2023 and 2022, are affected by the operations of the Mobile Refinery, which we owned for only six of the nine months ended September 30, 2022, and the RD unit, which started operation in May 2023. See Refining and Marketing segment tables that segregate the impact of the Mobile Refinery for this period.
During the nine months ended September 30, 2023, compared to the same period in 2022, we saw a 36% increase in the volume of products we manage through our facilities (mainly as a result of the Mobile Refinery acquisition and increased volumes processed through such facility). In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the first nine months of 2023 as compared to the same period in 2022, due to the increased price of direct material and indirect costs, as well as the addition of the Mobile Refinery during the second quarter of 2022. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation and labor, as well as fuel and energy related expenses.
During the nine months ended September 30, 2023, total revenues increased approximately $531.0 million compared to the same period in 2022, which was mainly due to the operation from the Mobile Refinery for only six months in the 2022 period.
During the nine months ended September 30, 2023, total cost of revenues (exclusive of depreciation and amortization) increased approximately $456.8 million, mainly due to the operation of the Mobile Refinery for only six months in 2022. Our cost of revenues is a function of the ultimate price we are required to pay to acquire feedstocks, principally crude oil and after May 2023, soybean oil for our Renewable diesel unit, inventory financing costs, and other maintenance as well as logistics costs at our facilities.
For the nine months ended September 30, 2023, total depreciation and amortization expense attributable to cost of revenues was $18.9 million, compared to $9.1 million for the nine months ended September 30, 2022, an increase of $9.7 million, mainly due to Mobile Refinery assets and additional investments in rolling stock and facility assets acquired during 2022, and the depreciation of the RD project which began commercial production of RD in May 2023.
Total operating expenses (excluding depreciation and amortization) increased approximately $37.7 million for the nine months ended September 30, 2023, compared to the same prior year’s period, of which $24.7 million was associated with the Q1 operation of Mobile Refinery in 2023 and $18.5 million was associated with the operation of the Renewable Diesel unit in 2023, offset by the acquisition cost related to the Mobile Refinery in 2022.
Additionally, our per barrel margin increased 28% for the nine months ended September 30, 2023, relative to the nine months ended September 30, 2022. Our per barrel margin is calculated by dividing the total volume of product sold (in bbls) by total gross profit for the applicable period ($151.0 million for the period ended September 30, 2023, versus $86.5 million for the period ended September 30, 2022). This increase was largely a result of the operation of the Mobile Refinery during the a full nine months in 2023, compared to only six months in 2022, as the Mobile Refinery was acquired on April 1, 2022.
The Gulf Coast 2-1-1 crack spread averaged $29.00 per barrel during the nine months ended September 30, 2023. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel.
Overall, commodity prices were lower for the nine months ended September 30, 2023, compared to the same period in 2022. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2023, decreased 22% per barrel from a nine-month average of $84.73 for the nine months ended September 30, 2022, to $66.06 per barrel for the nine months ended September 30, 2023. The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) for the nine months ended September 30, 2023, decreased $22.95 per barrel from a nine-month average of $130.88 for the nine months ended September 30, 2022 to $107.93 per barrel for the nine months ended September 30, 2023.
We had interest expense of $103.5 million for the nine months ended September 30, 2023, compared to interest expense of $65.0 million for the nine months ended September 30, 2022, an increase of $38.5 million. This increase was mainly due to the accretion of deferred loan costs and inducement value associated with the exchange of Convertible Senior Notes on June 12, 2023.

We had an approximately $5.0 million gain on change in value of warrant derivative liability for the nine months ended September 30, 2023, in connection with the warrants granted in connection with the Term Loan issued on April 1, 2022 (warrants to purchase 2.75 million shares, of which warrants to purchase 2.58 million shares remain outstanding) and May 26, 2022 (warrants to purchase 0.25 million shares), compared to a gain on change in the value of our warrant derivative liability of $7.8 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the increase in the market price of our common stock during the current period, compared to the prior period), warrant exchanges, and non-cash accounting adjustments in connection therewith.
We had a net loss from continuing operations of approximately $61.8 million for the nine months ended September 30, 2023, compared to a net loss from continuing operations of $62.3 million for the nine months ended September 30, 2022, a decrease in net loss from continuing operations of $0.5 million. The main reason for the decrease in net loss from continuing operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was attributable to the loss from the Renewable Diesel unit operation and low commodity prices for the nine months ended September 30, 2023, and offset by the $15.4 million tax benefit.
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
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the three months ended September 30, 2023, the Mobile Refinery generated 96% of our total consolidated revenue. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Three Months Ended September 30, 2023
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$795,608	$142,719	$938,327	$40,385	$978,712
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	679,594	134,956	814,550	39,257	853,807
Variable production costs attributable to costs of revenues	26,847	12,958	39,805	—	39,805
Depreciation and amortization attributable to costs of revenues	2,982	3,320	6,302	225	6,527
Gross profit (loss)	86,185	(8,515)	77,670	903	78,573
Operating expenses
Selling general and administrative expense	17,720	11,445	29,165	2,320	31,485
Depreciation and amortization attributable to operating expenses	736	21	757	72	829
Total operating expenses	18,456	11,466	29,922	2,392	32,314
Income (loss) from operations	67,729	(19,981)	47,748	(1,489)	46,259
Other expenses
Interest expense	(2,568)	(1,826)	(4,394)	—	(4,394)
Net income (loss)	$65,161	$(21,807)	$43,354	$(1,489)	$41,865
Refining adjusted EBITDA *	$80,052	$(24,113)	$55,939	$(1,232)	$54,707
Key performance indicators:
Fuel Gross Margin *	$129,499	$2,372	$131,871	n/a	n/a
Adjusted Gross Margin*	$94,790	$(15,988)	$78,802	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (1)*	$17.56	$4.78	$16.75	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$12.85	$(32.20)	$10.01	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$31.81	n/a	n/a	n/a	n/a
Variable Production Costs Per Barrel of Throughput (3)	$3.64	$26.10	$5.06	n/a	n/a
Operating Expenses Per Barrel of Throughput (4)	$2.40	$23.05	$3.70	n/a	n/a

	Three Months Ended September 30, 2022
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$733,521	$33,247	$766,768
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	659,295	33,483	692,778
Variable production costs attributable to costs of revenues	22,198	—	22,198
Depreciation and amortization attributable to costs of revenues	2,957	154	3,111
Gross profit (loss)	49,071	(390)	48,681
Operating expenses
Selling general and administrative expense	26,522	1,747	28,269
Depreciation and amortization attributable to operating expenses	736	114	850
Total operating expenses	27,258	1,861	29,119
Income (loss) from operations	21,813	(2,251)	19,562
Other expenses
Interest expense	(3,444)	—	(3,444)
Net income (loss)	$18,369	$(2,251)	$16,118
Refining adjusted EBITDA *	$(18,881)	$(1,887)	$(20,768)
Key performance indicators:
Fuel Gross Margin *	$92,878	n/a	n/a
Adjusted Gross Margin*	$1,796	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (1)*	$14.86	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$0.29	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$34.82	n/a	n/a
Variable Production Costs Per Barrel of Throughput (3)	$3.46	n/a	n/a
Operating Expenses Per Barrel of Throughput (4)	$4.24	n/a	n/a

	Nine Months Ended September 30, 2023
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$2,056,410	$198,212	$2,254,622	$94,837	$2,349,459
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	1,811,950	201,360	2,013,310	91,252	2,104,562
Variable production costs attributable to costs of revenues	76,785	13,035	89,820	—	89,820
Depreciation and amortization attributable to costs of revenues	9,477	5,338	14,815	574	15,389
Gross profit (loss)	158,198	(21,521)	136,677	3,011	139,688
Operating expenses
Selling general and administrative expense	65,700	18,521	84,221	6,719	90,940
Depreciation and amortization attributable to operating expenses	2,208	35	2,243	216	2,459
Total operating expenses	67,908	18,556	86,464	6,935	93,399
Income (loss) from operations	90,290	(40,077)	50,213	(3,924)	46,289
Other expenses
Interest expense	(10,604)	(2,195)	(12,799)	—	(12,799)
Net income (loss)	$79,686	$(42,272)	$37,414	$(3,924)	$33,490
Refining adjusted EBITDA *	$105,081	$(35,519)	$69,562	$(3,216)	$66,346
Key performance indicators:
Fuel Gross Margin *	$289,047	$(725)	$288,322	n/a	n/a
Adjusted Gross Margin*	$161,304	$(22,336)	$138,968	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (1)*	$13.94	$(1.00)	$13.21	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$7.78	$(30.88)	$6.37	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$29.00	n/a	n/a	n/a	n/a
Variable Production Costs Per Barrel of Throughput (3)	$3.70	$18.02	$4.12	n/a	n/a
Operating Expenses Per Barrel of Throughput (4)	$3.17	$25.61	$3.86	n/a	n/a

	Nine Months Ended September 30, 2022
Refining and Marketing Segment (in thousands)	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$1,655,717	$112,160	$1,767,877
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	1,559,989	109,093	1,669,082
Variable production costs attributable to costs of revenues	38,664	—	38,664
Depreciation and amortization attributable to costs of revenues	5,944	395	6,339
Gross profit	51,120	2,672	53,792
Operating expenses
Selling general and administrative expense	48,565	4,508	53,073
Depreciation and amortization attributable to operating expenses	1,472	312	1,784
Total operating expenses	50,037	4,820	54,857
Income (loss) from operations	1,083	(2,148)	(1,065)
Other income (expenses)
Other income	18	—	18
Interest expense	(6,694)	—	(6,694)
Net loss	$(5,593)	$(2,148)	$(7,741)
Refining adjusted EBITDA *	$58,870	$(1,509)	$57,361
Key performance indicators:
Fuel Gross Margin *	$251,359	n/a	n/a
Adjusted Gross Margin*	$74,797	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput (1)*	$19.61	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$5.84	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$34.82	n/a	n/a
Variable Production Costs Per Barrel of Throughput (3)	$3.02	n/a	n/a
Operating Expenses Per Barrel of Throughput (4)	$3.79	n/a	n/a
* See "Non-U.S. GAAP Financial Measures and Key Performance Indicators" below.
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

(3) Variable production costs per barrel of throughput are calculated by dividing variable production costs attributable to cost of revenues by total throughput barrels for the period presented. Included in variable production costs attributable to cost of revenues are personnel costs, utilities, repair and maintenance costs, and other miscellaneous costs to operate the refinery. These calculations are nominal to the legacy business.
(4) Operating expenses per throughput barrel are calculated as operating expenses minus depreciation and amortization divided by total throughput barrels for the period presented. These calculations are nominal to the legacy business.
The following table shows average throughput and product yield at the Mobile Refinery for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023			2022	2023			2022
	Conventional	Renewable	Total	Conventional	Conventional	Renewable	Total	Conventional
Refinery throughput (bpd)
Crude oil	80,171	—	80,171	67,954	75,976	—	75,976	70,032
Renewable feedstocks (1)	—	5,397	5,397	—	—	3,952	3,952	—
Total throughput	80,171	5,397	85,568	67,954	75,976	3,952	79,928	70,032

Refinery Yields (bpd)
Gasolines	21,287	—	21,287	15,310	18,295	—	18,295	16,646
Distillates	16,479	—	16,479	20,342	15,612	—	15,612	19,884
Jet fuel	15,823	—	15,823	11,026	14,072	—	14,072	10,860
Other (2)	26,419	—	26,419	21,147	27,456	—	27,456	22,390
Renewable diesel	—	5,276	5,276	—	—	3,750	3,750	—
Total yields	80,008	5,276	85,284	67,825	75,435	3,750	79,185	69,780

(1) The renewable diesel unit became operational on May 27, 2023. Total throughput barrels from May 27 through September 30, 2023 were 723,140. Total production of soybean oil for the period was 686,257 bbls.
(2) Other includes intermediates and LPGs.
Third Quarter 2023 Compared to Third Quarter 2022 Discussion

    Revenues from the Mobile Refinery were $938.3 million during the third quarter in 2023, compared to revenues of $733.5 million during the same period in 2022. The increase was the result of the operation of the Renewable Diesel unit (which RD commercial production only began in May 2023). Production volume from conventional refinery activities increased 9.98% from 6.5 million barrels in the 2022 period to 7.2 million barrels in the 2023 period. Legacy Refining and Marketing revenues increased $7.1 million, which was the result of the operation of a new Marine Fuel division, which started on April 1, 2023, during the three months ended September 30, 2023, as compared to the same period in 2022.
Gross profit for the Refining and Marketing segment increased $29.9 million for the three months ended September 30, 2023, compared to the same period in 2022, of which $28.6 million was related to the Mobile Refinery, and $1.3 million was related to Legacy Refining and Marketing business. The increase was primarily due to inflation which caused an increase in our profit margin due to our sales prices increasing at a higher rate than our feedstocks.
Operational expenses excluding depreciation and amortization expenses for the Refining and Marketing segment increased $3.2 million for the three months ended September 30, 2023, compare to the same period in 2022, which was primarily a result of the operation of the Renewable Diesel unit (which RD commercial production only began in May 2023) and the Marine Fuel division (which began on April 1, 2023).
Interest expense for the Mobile Refinery of $4.4 million for the third quarter 2023 included $2.6 million related to our inventory financing agreement and $1.5 million related to a capitalized equipment lease. Total interest expense was $3.4 million for the same period in 2022, of which $1.8 million related to an inventory financing agreement and $1.4 million related to a capitalized equipment lease.
Renewable Diesel - The previously disclosed feed system repairs and subsequent longer-than-expected startup period for the renewable diesel unit contributed to higher operational expenses for the third quarter of 2023. This, combined with the increased soybean oil feedstock costs experienced in recent months, resulted in diminished profitability on a per-barrel basis for our renewable diesel production during the quarter ended September 30, 2023. We remain optimistic about the profitability of renewable fuels on a longer-term basis, which is expected to benefit from the receipt of all available credits for renewable diesel production, optimized steady-state operations, and implementation of a flexible, lower-cost variable feedstock strategy. Due to the transitory nature of renewable diesel operations for the third quarter of 2023, financial results derived from renewable diesel production have been incorporated with conventional production collectively under our Mobile Refinery segment. Going forward, the Company expects to report financials for renewable fuels under a separate renewables segment, beginning with the fourth quarter of 2023 and on an on-going basis.
Year To Date 2023 Compared to Year To Date 2022 Discussion
    Revenues from the Mobile Refinery were $2,254.6 million for the nine months ended September 30, 2023, compared to $1,655.7 million of revenue for the same period in 2022. The increase was the result of the operation of the Renewable Diesel unit (which RD commercial production only began in May 2023), and conventional crude oil operations which only operated for six months during the 2022 period. Legacy Refining and Marketing revenues decreased $17.3 million and volumes were down 1 percent, while commodity prices decreased during the nine months ended September 30, 2023, as compared to the same period in 2022.
Gross profit for the Refining and Marketing segment increased $85.6 million for the nine months ended September 30, 2023, which was primarily the result of hedging activity. There was a $0.1 million hedging gain and an $84.8 million hedging loss from inventory hedging during the nine months ended September 30, 2023 and 2022, respectively related to the Mobile Refinery.
The conventional operations at Mobile Refinery had $65.7 million in operational expenses excluding depreciation and amortization expenses for the 2023 period, representing a $17.1 million increase compared to the same period of 2022, which was primarily due to the operating of conventional operation only for only six months of the 2022 period. The increase in operational expenses, excluding depreciation and amortization expenses of $2.2 million for the nine months ended September 30, 2023, compared to the 2022 period, from the legacy Refining and Marketing business, was primarily due to the operation of the Marine Fuel division (which began on April 1, 2023) in 2023, compared to the same period in 2022.
Interest expense for the Refining and Marketing segment of $12.8 million for the nine months ended September 30, 2023, included $7.5 million related to our inventory financing agreement and $2.9 million related to a capitalized equipment lease. Interest expense for the same period in 2022, was $6.7 million, due to the Mobile Refinery being acquired on April 1, 2022.
Non-U.S. GAAP Financial Measures and Key Performance Indicators
In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present certain non-U.S. GAAP financial measures and key performance indicators.
Non-U.S. GAAP financial measures include Adjusted Gross Margin, Fuel Gross Margin and Refining Adjusted EBITDA, for the Company’s Legacy Refining and Marketing segment, and the total Refining and Marketing segment, as a whole (collectively, the “Non-U.S. GAAP Financial Measures”).
Key performance indicators include Adjusted Gross Margin, Fuel Gross Margin and Refining Adjusted EBITDA for Conventional, Renewable and the Mobile Refinery as a whole, and Fuel Gross Margin Per Barrel of Throughput and Adjusted Gross Margin Per Barrel of Throughput for Conventional, Renewable and the Mobile Refinery as a whole (collectively, the “KPIs”).
Each of the Non-U.S. GAAP Financial Measures and KPIs are discussed in greater detail below.
The (a) Non-U.S. GAAP Financial Measures are “non-U.S. GAAP financial measures”, and (b) the KPIs are, presented as supplemental measures of the Company’s performance. They are not presented in accordance with U.S. GAAP. We use the Non-U.S. GAAP Financial Measures and KPIs as supplements to U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to allocate resources and to compare our performance relative to our peers. Additionally, these measures, when used in conjunction with related U.S. GAAP financial measures, provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. The Non-U.S. GAAP Financial Measures and KPIs are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Non-U.S. GAAP financial information and KPIs similar to the Non-U.S. GAAP Financial Measures and KPIs are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
The Non-U.S. GAAP Financial Measures and KPIs are unaudited, and have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations are: the Non-U.S. GAAP Financial Measures and KPIs do not reflect cash expenditures, or future requirements for capital expenditures, or contractual commitments; the Non-GAAP Financial Measures and KPIs do not reflect changes in, or cash requirements for, working capital needs; the Non-GAAP Financial Measures and KPIs do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, the Non-U.S. GAAP Financial Measures and KPIs do not reflect any cash requirements for such replacements; the Non-U.S. GAAP Financial Measures and KPIs represent only a portion of our total operating results; and other companies in this industry may calculate the Non-U.S. GAAP Financial Measures and KPIs differently than we do, limiting their usefulness as a comparative measure.
You should not consider the Non-U.S. GAAP Financial Measures and KPIs in isolation, or as substitutes for analysis of the Company’s results as reported under U.S. GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-U.S. GAAP Financial Measures and KPIs to the most comparable U.S. GAAP measure below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-U.S. GAAP Financial Measures and KPIs in conjunction with the most directly comparable U.S. GAAP financial measure.
Adjusted Gross Margin.
Adjusted Gross Margin is defined as gross profit (loss) plus or minus unrealized gain or losses on hedging activities and inventory valuation adjustments.
Fuel Gross Margin
Fuel Gross Margin is defined as gross profit (loss) plus or minus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in costs of revenues including realized and unrealized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), inventory valuation adjustments, fuel financing costs and other revenues and cost of sales items.
Fuel Gross Margin Per Barrel of Throughput.
Fuel Gross Margin Per Barrel of Throughput is calculated as fuel gross margin divided by total throughput barrels for the period presented.
Adjusted Gross Margin Per Barrel of Throughput.
Adjusted Gross Margin Per Barrel Throughput is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
Refining Adjusted EBITDA.
Refining Adjusted EBITDA represents net income (loss) from operations plus or minus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, acquisition costs, environmental reserves and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.

The following tables reconcile GAAP gross profit (loss) to Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2023					2022
	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$86,185	$(8,515)	$77,670	$903	$78,573	$49,071	$(390)	$48,681
Unrealized loss (gain) on hedging activities	(4,620)	(3,622)	(8,242)	(40)	(8,282)	(47,848)	96	(47,752)
Inventory valuation adjustments	13,225	(3,851)	9,374	—	9,374	573	—	573
Adjusted Gross Margin	94,790	(15,988)	78,802	863	79,665	1,796	(294)	1,502
Variable production costs included in cost of revenues	26,847	12,958	39,805	—	39,805	21,621	—	21,621
Depreciation and amortization attributable to costs of revenues	2,982	3,320	6,302	225	6,527	2,957	154	3,111
RFS expense (mainly RINs)	7,058	—	7,058	—	7,058	19,973	—	19,973
Realized loss (gain) on hedging activities	2,854	2,401	5,255	715	5,970	38,696	(540)	38,156
Financing costs (include over/under)	1,772	205	1,977	—	1,977	9,980	—	9,980
Other revenues	(6,804)	(524)	(7,328)	(72)	(7,400)	(2,145)	—	(2,145)
Fuel Gross Margin	$129,499	$2,372	$131,871	$1,731	$133,602	$92,878	$(680)	$92,198

Throughput (bpd)	80,171	5,397	85,568	n/a	n/a	67,954	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$17.56	$4.78	$16.75	n/a	n/a	$14.86	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$12.85	$(32.20)	$10.01	n/a	n/a	$0.29	n/a	n/a

Net loss (income)	$65,161	$(21,807)	$43,354	$(1,489)	$41,865	$18,369	$(2,251)	$16,118
Unrealized loss (gain) on hedging activities	(4,620)	(3,622)	(8,242)	(40)	(8,282)	(47,848)	96	(47,752)
Depreciation and amortization	3,718	3,341	7,059	297	7,356	3,693	268	3,961
Interest expenses	2,568	1,826	4,394	—	4,394	3,443	—	3,443
Inventory valuation adjustment	13,225	(3,851)	9,374	—	9,374	573	—	573
Acquisition costs	—	—	—	—	—	2,889	—	2,889
Refining Adjusted EBITDA	$80,052	$(24,113)	$55,939	$(1,232)	$54,707	$(18,881)	$(1,887)	$(20,768)

	Nine Months Ended September 30,
	2023					2022
	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$158,198	$(21,521)	$136,677	$3,011	$139,688	$51,120	$2,672	$53,792
Unrealized (gain) loss on hedging activities	(4,341)	(709)	(5,050)	(82)	(5,132)	(76)	(68)	(144)
Inventory valuation adjustments	7,447	(106)	7,341	—	7,341	23,753	—	23,753
Adjusted Gross Margin	161,304	(22,336)	138,968	2,929	141,897	74,797	2,604	77,401
Variable production costs included in cost of revenues	76,785	13,035	89,820	—	89,820	38,664	—	38,664
Depreciation and amortization attributable to costs of revenues	9,477	5,338	14,815	574	15,389	5,944	395	6,339
RFS expense (mainly RINs)	48,583	—	48,583	—	48,583	40,361	—	40,361
Realized loss on hedging activities	1,265	3,689	4,954	634	5,588	84,830	91	84,921
Financing costs	3,980	263	4,243	—	4,243	11,215	—	11,215
Other revenues	(12,347)	(714)	(13,061)	(72)	(13,133)	(4,452)	—	(4,452)
Fuel Gross Margin	$289,047	$(725)	$288,322	$4,065	$292,387	$251,359	$3,090	$254,449

Throughput (bpd)	75,976	3,952	79,928	n/a	n/a	70,032	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$13.94	$(1.00)	$13.21	n/a	n/a	$19.61	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$7.78	$(30.88)	$6.37	n/a	n/a	$5.84	n/a	n/a

Net income (loss)	$79,686	$(42,272)	37,414	$(3,924)	$33,490	$(5,593)	$(2,148)	$(7,741)
Unrealized gain on hedging activities	(4,341)	(709)	(5,050)	(82)	(5,132)	(76)	(68)	(144)
Depreciation and amortization	11,685	5,373	17,058	790	17,848	7,416	707	8,123
Interest expenses	10,604	2,195	12,799	—	12,799	6,693	—	6,693
Inventory valuation adjustment	7,447	(106)	7,341	—	7,341	23,753	—	23,753
Acquisition costs	—	—	—	—	—	11,967	—	11,967
Environmental reserve	—	—	—	—	—	1,428	—	1,428
Loss opportunity on initial purchase of inventory	—	—	—	—	—	13,282	—	13,282
Refining Adjusted EBITDA	$105,081	$(35,519)	$69,562	$(3,216)	$66,346	$58,870	$(1,509)	$57,361
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
The table below shows the operating results of Black Oil and Recovery Segment for the three months and nine months ended September 30, 2023 and 2022, including revenues by product (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Black Oil and Recovery	2023	2022	Variance	2023	2022	Variance
Revenues
Refined products:
Other refinery products (1)	$38,642	$37,607	$1,035	$89,863	$129,078	$(39,215)
Re-refined products:
Metals (2)	1,965	4,060	(2,095)	8,404	13,080	(4,676)
Other re-refined products (3)	1,001	527	474	2,508	1,780	728
Services:
Oil collection services	2,719	567	2,152	3,983	1,620	2,363
Revenues	44,327	42,761	1,566	104,758	145,558	(40,800)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	36,569	34,678	1,891	90,250	110,041	(19,791)
Depreciation and amortization attributable to costs of revenues	1,369	938	431	3,474	2,800	674
Gross profit	6,389	7,145	(756)	11,034	32,717	(21,683)
Operating expenses
Selling general and administrative expense	5,231	4,803	428	14,535	13,125	1,410
Depreciation and amortization attributable to operating expenses	38	38	—	114	142	(28)
Total operating expenses	5,269	4,841	428	14,649	13,267	1,382
Income (loss) from operations	1,120	2,304	(328)	(3,615)	19,450	(20,301)
Other income (expenses)
Other income (expenses)	(167)	416	(583)	989	1,041	(52)
Interest expense	(41)	—	(41)	(126)	(51)	(75)
Net income (loss)	$912	$2,720	$(952)	$(2,752)	$20,440	$(20,428)
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

Third Quarter 2023 to Third Quarter 2022 Highlights:
Revenue from operations for our Black Oil and Recovery Segment increased $1.6 million for the three months ended September 30, 2023, compared to the same period in 2022, as a result of the acquisition of a small recovery company in July 2023. This contributed volumes to our UMO business.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment increased $1.9 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the operation of the Abbeville division, which started in July 2023.
The total income from operation from the Black Oil and Recovery Segment was $1.1 million for the three months ended September 30, 2023, compared to income from operations of $2.3 million in the same period ended September 30, 2022. The change was due to lower commodity prices which reduced our gross margins and increased operating costs which were caused by increases in inflation during 2022 and into 2023.
Year To Date 2023 to Year To Date 2022 Highlights:
Revenue from operations for our Black Oil and Recovery Segment decreased $40.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, as a result of decreases in volumes sold and commodity prices which reduced our sale prices.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment decreased $19.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the decreased volumes sold, and decreased commodity prices, as discussed above.
The total loss from operation from the Black Oil and Recovery Segment was $3.6 million for the nine months ended September 30, 2023, compared to income from operations of $19.5 million in the same period ended September 30, 2022. The change was due to the lower commodity prices and increased salary and operating costs which were caused by the increases in inflation.
Liquidity and Capital Resources
Our primary sources of liquidity have historically included cash flow from operations, proceeds from note offerings, bank borrowings, term loans, public and private equity offerings and other financial arrangements. Uses of cash have included capital expenditures, acquisitions and general working capital needs.

The success of our business operations has been dependent on our ability to manage our margins, which are a function of the difference between what we are able to pay or charge for raw materials and the market prices for the range of products produced. We also must maintain relationships with feedstock suppliers and end-product customers (including Shell, Macquarie and others), and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations. The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of approximately $892.7 million as of September 30, 2023, compared to $689.4 million at December 31, 2022. The increase was mainly due to the investment in our RD project at the Mobile Refinery, right of use assets that were acquired via operating lease and financing leases, and increases in accounts receivable and inventory levels, due to the operation of the RD unit, during the nine months ended September 30, 2023.

We had total current liabilities of approximately $362.1 million as of September 30, 2023, compared to $248.6 million at December 31, 2022. We had total liabilities of $630.1 million as of September 30, 2023, compared to total liabilities of $524.0 million as of December 31, 2022. The increase in current liabilities was mainly due to increases in accounts payable and inventory financing obligation as a result of the timing schedule of payments and the expanded RD line, and the increase in long-term liabilities was mainly due to the increased right of use liabilities related to operating and finance leases, during the three and nine months ended September 30, 2023, compared to December 31, 2022.
We had working capital of approximately $39.0 million as of September 30, 2023, compared to working capital of $124.8 million as of December 31, 2022. The decrease in working capital from December 31, 2022, to September 30, 2023, is mainly due to the decrease in cash and increase in accounts payable, accrued liabilities and obligations under the inventory financing agreement during the nine months ended September 30, 2023, offset by the increase in accounts receivable, inventory and prepaid expenses.
During the first three quarters of 2023, average refining margins continued shrinking compared to the last three quarters of 2022. Global prices for refined products, especially distillates, are falling as the economy slows, more refineries come onstream, and exports from Russia are re-routed and replaced by fuel from the Middle East. During the twelve months ended September 30, 2023, the Consumer Price Energy Index in the United States decreased 0.5% impacting our gross margins. The Consumer Price All Items Index increased 3.7% for the same period impacting our operating expenses and slowing economic growth. Also, market conditions were unstable through the end of 2022 and into 2023, and we are still seeing extreme volatility in commodity pricing. Generally, the decrease in refined product pricing has had a negative impact on our business and overall liquidity.
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

Cash flows for the nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning cash, cash equivalents and restricted cash	$146,187	$136,627
Net cash provided by (used in):
Operating activities	(71,819)	7,389
Investing activities	(46,702)	(264,063)
Financing activities	51,644	242,440
Net decrease in cash, cash equivalents and restricted cash	(66,877)	(14,234)
Ending cash, cash equivalents and restricted cash	$79,310	$122,393

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

Net cash used in operating activities was approximately $71.8 million for the nine months ended September 30, 2023 and net cash provided by operating activities was approximately $7.4 million for the nine months ended September 30, 2022. The primary reason for the decrease in cash provided by operating activities for the nine month period ended September 30, 2023, compared to the same period in 2022, was the operation of the Renewable Diesel unit and the net change of current asset and liabilities associated therewith.

Investing activities used cash of approximately $46.7 million for the nine months ended September 30, 2023, as compared to using cash of $264.1 million during the corresponding period in 2022, due mainly to the sale of the Heartland Assets and Operations, offset by fixed assets purchased for the Mobile Refinery during the current period.

    Financing activities provided cash of approximately $51.6 million for the nine months ended September 30, 2023, as compared to providing cash of $242.4 million during the corresponding period in 2022. Financing activities for the nine months ended September 30, 2023, were comprised of principal payments on the Term Loan of $33.0 million, proceeds from the insurance note payable of $19.6 million, and for inventory financing of $63.8 million. Financing activities for the nine months ended September 30, 2022, were mainly comprised of the payment on insurance premium finance of $14.1 million, redemption of non-controlling interest of $50.7 million, net proceeds from Term Loan and insurance premium finance of $173.3 million, and from inventory financing of $133.7 million.

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

    Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2023, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2022 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2022), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•risks associated with our outstanding 6.25% Convertible Senior Notes due 2027 (the “Convertible Senior Notes”) and an outstanding term loan, including amounts owed, conversion rights associated with our Convertible Senior Notes, dilution caused thereby, dilution caused by potential private exchanges of such notes, redemption obligations associated therewith, covenants in our outstanding term loan, and our ability to repay such notes and term loan, when due;
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
•risks of downturns in the U.S. and global economies and increased prices due to inflation and changing interest rates, and/or the ongoing conflict between Russia and Ukraine, and Israel and Hamas;
•our ability to meet earnings guidance and other forecasts;
•the volatile nature of the market for our common stock and our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•dilution caused by new equity offerings, the exercise of warrants and/or the conversion of outstanding convertible notes.

Risk Factors
    There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 1, 2023 (the “Form 10-K”), under the heading “Risk Factors”, except as described below, and investors should review the risks provided in the Form 10-K and below which update certain of the risk factors described in the Form 10-K (to the extent marked with a “(*)” or represent new risk factors, to the extent not marked with a “(*)”), prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our margins have historically tightened as the national and global economies slow, and we have recently experienced decreasing margins, which may continue or become exacerbated in the future.
During the first three quarters of 2023, our average refining margins decreased compared to the last three quarters of 2022. We believe this was due to, among other things, the global prices for refined products, especially distillates, falling as the economy slows, more refineries coming onstream, and exports from Russia that are being re-routed and replaced by fuel from the Middle East. During the twelve months ended September 30, 2023, the Consumer Price Energy Index in the United States decreased 0.5% impacting our gross margins. The Consumer Price All Items Index increased 3.7% for the same period impacting our operating expenses and slowing economic growth. If we experience continued increasing or prolonged tightening of margins, it may decrease our profits and materially adversely affect our operating results, cash flows, and the value of our securities.
Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.
From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. For example, we are currently involved in ongoing lawsuits seeking damages relating to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana; ongoing issues in connection with Penthol LLC’s termination of a June 2016 Sales and Marketing Agreement; and a class action that was filed against us and certain of our senior executives alleging claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Each of these matters are described in greater detail under “Part I” -“Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 4. Commitments and Contingencies”, under the heading “Litigation”. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. Regardless of the merit of particular claims, litigation can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements can also significantly increase the Company’s operating expenses. While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. The timing of the final resolutions to these matters (including pending matters) is often uncertain. The possible outcomes or resolutions to pending and future matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.
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
As of September 30, 2023, our RIN liability was $42.9 million, which amount is required to be paid by March 31, 2024. This RIN liability is currently increasing by approximately $6 million to $7 million per month, and we are currently not producing sufficient volumes of renewable fuels to satisfy this liability, do not expect to produce sufficient volumes of renewable fuels to satisfy this liability in the near future, and expect to be required to purchase RINs on the open market in the future to satisfy such liability. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. Additionally, the status of EPA RFS exemptions may impact the price of RINs. EPAs policy on granting certain RFS exemptions has changed under the Biden administration, and some previously granted exemptions have been the subject of legal proceedings that may ultimately result in the reversal of past exemptions. The occurrence of any one or more of these events may increase our operating expenses or make it more difficult for us to operate.
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
In addition to the RFS, we and our partners operate in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. The RFS and similar U.S. state and international low-carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance and monitoring, which could require significant expenditures, and presents an increased risk of administrative error. Our low-carbon fuels businesses could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom are reduced, (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our low-carbon projects and could have a material adverse impact on the timing of completion, project returns, and other outcomes with respect to such projects.
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
We may enter into joint ventures with third parties or sell all or portions of our facilities, assets or operations in the future. Additionally, we previously named BofA Securities, Inc. (“BofA”) as our strategic financial advisor to assist with the Company's renewable fuels and sustainable products growth strategy. During this engagement, the Company expects to review various potential strategic transaction opportunities aimed at strengthening the balance sheet to support growth acceleration and asset development in line with the Company’s forward trajectory as an energy transition company. There can be no assurance that this process will result in any transaction. We have not set a timetable for the completion of this process and do not intend to comment further unless or until the Board of Directors has approved a definitive course of action, or it is determined that other disclosure is necessary or appropriate.

Such transactions, including any potential transaction involving our renewable fuels assets, may result in us not obtaining the full benefit of any increases in the value, production, or intellectual property of such facilities, assets or operations which we enter into joint ventures in connection with or sell rights to in the future, may affect prior projections or estimates which take into account the full benefit of such facilities, assets or operations, may make it more difficult or delay our ability to respond to changing market conditions or to undertake capital projects associated with such facilities, assets or operations, may reduce our asset base, may have adverse accounting effects, and/or may have other foreseen and unforeseen effects on the Company. Any one or more of which may have an adverse effect on our revenues, results of operations or cash flows, and which could cause a decrease in the value of our securities.

The renewable diesel refining industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our renewable diesel operations.

The number of renewable diesel refining plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the renewable diesel industry. Consequently, the cost of feedstock may rise to the point where it threatens the viability of our renewable diesel operations. This is because there is little or no correlation between the cost of feedstock and the market price of renewable diesel and, therefore, we cannot pass along increased feedstock costs to our renewable diesel customers. We cannot pass along increased feedstock costs to our renewable diesel customers because in order to stay competitive in the renewable diesel industry, renewable diesel must be competitively priced with petroleum-based diesel. Therefore, renewable diesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs or decreased renewable diesel prices may result in decreased revenues.

We could be affected by higher than anticipated renewable diesel feedstock costs, including but not limited to increased prices for soybeans.

In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our renewable diesel refining facility caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate supply of soybeans and a resulting price increase which is not accompanied by an increase in the price for renewable diesel. The price of soybeans, and therefore soybean oil, which we process into renewable diesel, may increase due to alternative uses for soybeans, climate change, droughts, adverse weather, insect spoilation, or other events. Changes in price of soybeans and therefore soybean oil, may affect our ability to obtain feedstock for our renewable diesel refining facility and may adversely effect our margins, which could make it non-economical to operate our renewable diesel refining facility and/or may have a material adverse effect on our results of operations and cash flows.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.(*)

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, global conflicts, including the ongoing conflict between Russia and Ukraine and Irael and Hamas, the price of energy, increasing interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

The conflicts in Ukraine and Israel and related price volatility and geopolitical instability has negatively impacted and may continue to negatively impact our business.(*)

In late February 2022, Russia launched significant military action against Ukraine. In October 2023, following a series of coordinated attacks, conducted by the Palestinian Islamist militant group Hamas, from the Gaza Strip onto bordering areas in Israel, Israel began air strikes against Hamas, and may in the future begin a ground war. The Israel/Hamas conflict is threatening to spread, and may in the future spread, into other Middle Eastern countries. The conflicts have caused, and could intensify, volatility in natural gas, oil and natural gas liquid prices, and the extent and duration of the military actions, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the late 2022 increase in crude oil prices was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.

Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.(*)

In April 2022, we entered into several agreements with Macquarie to support the operations of the Mobile Refinery, including a Supply and Offtake Agreement. On May 26, 2023, Vertex Renewables entered into a Supply and Offtake Agreement with Macquarie, pertaining to the supply and financing of renewable biomass feedstocks used for the production of renewable fuels, the offtake and financing of renewable diesel, and the provision of certain financing accommodations with respect to certain agreed environmental attributes at the Mobile Refinery. Pursuant to the Supply and Offtake Agreements, Macquarie has agreed to intermediate crude oil supplies and refined product inventories, and renewable diesel supplies and product inventories, at the Mobile Refinery. Macquarie will own all of the crude oil and renewable diesel in our tanks and substantially all of our refined and finished product inventories prior to our sale of the inventories.

Should Macquarie terminate the Supply and Offtake Agreements with 180 days written notice, we would need to seek alternative sources of financing, including the requirement upon termination to repurchase the inventory at then current market prices. In addition, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If this is the case at the time of termination, we could suffer significant reductions in liquidity when Macquarie terminates the Supply and Offtake Agreements and we have to repurchase the inventories. We may also be unable to enter into a similar relationship with a third party which may impair our ability to operate the Mobile Refinery and purchase inventory therefore, which could have a material adverse effect on our operations and cash flows.

If we are unable to obtain crude oil supplies, soybean oil and other renewable diesel raw materials, for our Mobile Refinery without the benefit of certain intermediation agreements, the capital required to finance our crude oil supply could negatively impact our liquidity.(*)

All of the crude oil and all of the soybean oil delivered at our Mobile Refinery are subject to our Supply and Offtake Agreements with Macquarie. If we are unable to obtain our crude oil supply and/or soybean oil supply for our refinery under these agreements, our exposure to crude oil and soybean oil pricing risks may increase as the number of days between when we pay for the crude oil and soybean oil and when the crude oil and soybean oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil and soybean oil inventories for our refineries.

The prices of crude oil, soybean oil, renewable diesel and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.(*)

Among these factors is the demand for crude oil, soybean oil, renewable diesel and refined and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, and the setting of interest rates. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), production of soybeans, changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the efficiency of our refinery operations. The demand for crude oil, soybean oil, renewable diesel and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

We do not produce crude oil or soybean oil and must purchase all of our crude oil and soybean oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices and soybean oil and renewable diesel. These margins are continually changing and may fluctuate significantly from time to time. Crude oil and refined products and crude oil prices and soybean oil are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. Additionally, extreme weather conditions may affect the production of soybeans which in turn may affect the price and availability of soybean oil. A deterioration of crack spreads or price differentials between domestic and foreign crude oils, or between the price of soybean oil and renewable diesel, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular fiscal quarter are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil and the prices of renewable diesel are influenced by the price of renewable diesel feedstock such as soybean oil. Although an increase or decrease in the price for crude oil and/or soybean oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil and/or soybean oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil and/or soybean oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil and/or soybean oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil, soybean oil and refined products inventories are valued at the lower of cost or market under the first-in, first-out (“FIFO”) inventory valuation methodology, excluding commodity inventories at the Mobile Refinery which use the weighted average inventory accounting method. If the market value of our inventory were to decline to an amount less than our FIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and/or soybean oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.

The Offtake Agreement with Idemitsu may be terminated prior to the end of the initial term thereof, and we may face termination fees in connection therewith.(*)

On February 14, 2022, Vertex Refining entered into a Master Offtake Agreement dated February 4, 2022 with Idemitsu Apollo Renewable Corp. (“Idemitsu”). Pursuant to the Offtake Agreement, Vertex Refining agreed to sell Idemitsu renewable diesel which is produced by the Mobile Refinery. The initial term of the Offtake Agreement commenced on the date that the conversion was completed (“COD”) and continues for a period of five years thereafter, subject to certain early termination provisions set forth in the agreement, including, but not limited to, the right of either party to request a review of the terms of the agreement prior to the commencement of the 4th and 5th contract years of the agreement, which, if triggered, and if the parties fail to mutually agree in writing to any such requested revisions, will result in the agreement expiring three years or four years after COD, as applicable. The parties may mutually agree to extend the term of the agreement beyond the initial term pursuant to the terms of the Offtake Agreement. The Offtake Agreement may be terminated pursuant to its terms, may be terminated prior to the end of its initial stated term, we may face termination fees in connection with such termination, and any of the above may cause a material adverse effect on our results of operations and financial condition and may cause the value of our common stock to decline in value.

We are subject to various federal, state, and local rules requiring us to control the release of pollutants into the environment, which may require us to incur material liabilities.

Like other petroleum refiners, we are subject to numerous federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. As of September 30, 2023 and December 31, 2022, we have $1.4 million recorded in accrued liabilities for anticipated environment clean-up costs. Future environmental clean-up costs, fines or other required corrective actions in the future may be material, and may have a material adverse effect on our cash flows, results of operations, and the value of our securities.

Our outstanding options and convertible securities may adversely affect the trading price of our common stock.(*)

As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 3.4 million shares of common stock at a weighted average exercise price of $3.08 per share; (ii) outstanding warrants to purchase 2.6 million shares of common stock at an exercise price of $4.50 per share and 0.2 million shares of common stock at an exercise price of $9.25 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 3.6 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which are subject to customary and other adjustments described in the Indenture governing the Convertible Senior Notes. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023, and for the period from October 1, 2023, to the filing date of this report that have not previously been disclosed in a Current Report on Form 8-K.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information.
a) Clawback Policies. Effective on November 6, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

Also effective on November 6, 2023, the Board of Directors approved a First Amendment to the Company’s prior Clawback and Forfeiture Policy, to remove prior language about that Clawback and Forfeiture Policy being the applicable plan under Rule 10D-1 (the “First Amendment to Policy”).

The foregoing summary of the Clawback Policy and First Amendment to Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy and First Amendment to Policy, copies of which are attached hereto as Exhibits 10.2 and 10.3, to this Report.

(b) None.

(c) Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
10.1+	Amendment No. 2 to Supply and Offtake Agreement dated September 1, 2023, and effective September 14, 2023, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.1	9/19/2023	001-11476
10.2#	Vertex Energy, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation	X
10.3	First Amendment to Clawback and Forfeiture Policy	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q	X
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

VERTEX ENERGY, INC.

Date: November 6, 2023	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)