Form 10-K
period 2023-12-31
Vertex Energy Inc.
filed 2024-03-07
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes   ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $534,959,675. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 93,514,346 shares of common stock issued and outstanding as of March 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
•security interests, guarantees and pledges associated with our outstanding Loan and Security Agreement (defined below) and Supply and Offtake Agreements (defined below), and risks associated with such agreements in general;
•risks associated with Phase 2 of the capital project currently in process at our Mobile, Alabama refinery, including costs and cost overruns, timing, delays and unanticipated problems associated therewith;
•health, safety, security and environment risks;
•the level of competition in our industry and our ability to compete and respond to changes in our industry;
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
•risks of increased regulation of our operations and products;
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
•changing rates of inflation and interest rates, the effects of war, and governmental responses thereto and possible recessions caused thereby;
•risks associated with our hedging activities, or our failure to hedge production;
•the volatility in the market price of compliance credits (primarily renewable identification numbers (RINs) needed to comply with the Renewable Fuel Standard (RFS) under Renewable and Low-Carbon Fuel Programs and emission credits needed under other environmental emissions programs, the requirement for us to purchase RINs in the secondary market to the extent we do not generate sufficient RINs internally, and the timing of such required purchases, if any;
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
Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2023 means the year ended December 31, 2023, whereas fiscal 2022 means the year ended December 31, 2022. Fiscal 2021 means the year ended December 31, 2021.
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
Adjusted Gross Margin – Adjusted gross margin is gross profit (loss) plus or minus unrealized gain or losses on hedging activities and inventory adjustments.
Adjusted Gross Margin Per Barrel of Throughput – Adjusted gross margin per throughput barrel is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
Adjusted EBITDA – Adjusted EBITDA represents net income (loss) from operations plus or minus unrealized gains or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, taxes and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
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
Fuel Gross Margin – Fuel gross margin is defined as gross profit (loss) plus or minus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in cost of revenues including realized and unrealized gains or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), inventory adjustments, fuel financing costs and other revenues and cost of sales items.
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
Refining adjusted EBITDA – Represents income (loss) from operations plus or minus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, taxes, acquisition costs, environmental reserves and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
Reformate – A gasoline blending stock produced by catalytic reforming.
Renewable Diesel or RD – Means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.
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
Corporate History
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
Crystal Energy, LLC
On June 1, 2020 (the “Crystal Energy Closing Date”), the Company, through Vertex Operating, entered into and closed a Member Interest Purchase Agreement with Crystal Energy, LLC (“Crystal Energy”). Upon the closing of the acquisition, Crystal Energy became a wholly-owned subsidiary of Vertex Operating.
Crystal Energy is an Alabama limited liability company that was organized on September 7, 2016, for the purpose of purchasing, storing, selling, and distributing refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. Crystal Energy markets its products to third-party customers, and customers will typically resell these products to retailers, end-use consumers, and others. These assets are used in our Refining segment. Crystal Energy substantially ceased its operations in December 2023.
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
Prior Material Transactions
Mobile Refinery Acquisition
Effective April 1, 2022, we completed the acquisition of a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”) from Equilon Enterprises LLC d/b/a Shell Oil Products US and/or Shell Oil Company and/or Shell Chemical LP, subsidiaries of Shell plc (“Shell”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
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
Macquarie Transactions
On April 1, 2022 (the “Commencement Date”), Vertex Refining entered into a Supply and Offtake Agreement (the “Crude Oil Supply and Offtake Agreement”) with Macquarie, pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022. On the Commencement Date, pursuant to an Inventory Sales Agreement and in connection with the Crude Oil Supply and Offtake Agreement, Macquarie purchased from Vertex Refining all crude oil and finished products within the categories covered by the Crude Oil Supply and Offtake Agreement and the Inventory Sales Agreement, which were held at the Mobile Refinery and a certain specified third party storage terminal, which were previously purchased by Vertex Refining as part of the acquisition of the Mobile Refinery.
Pursuant to the Crude Oil Supply and Offtake Agreement, beginning on the Commencement Date and subject to certain exceptions, substantially all of the crude oil located at the Mobile Refinery and at a specified third-party storage terminal from time to time will be owned by Macquarie prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Crude Oil Supply and Offtake Agreement, and subject to the terms and conditions and certain exceptions set forth therein, Macquarie will purchase from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and will own such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it.
Pursuant to the Crude Oil Supply and Offtake Agreement and subject to the terms and conditions therein, Macquarie may during the term of the Crude Oil Supply and Offtake Agreement procure crude oil and refined products from certain third parties which may be sold to Vertex Refining or third parties pursuant to the Crude Oil Supply and Offtake Agreement and may sell Refined Products to Vertex Refining or third parties (including customers of Vertex Refining).
The obligations of Vertex Refining and any of its subsidiaries under the Crude Oil Supply and Offtake Agreement and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and any of its subsidiaries under the Crude Oil Supply and Offtake Agreement and related transaction documents are also secured by a Pledge and Security Agreement in favor of Macquarie, discussed below, executed by Vertex Refining. In addition, the Crude Oil Supply and Offtake Agreement also requires that Vertex Refining post and maintain cash collateral (in the form of an independent amount) as security for Vertex Refining’s obligations under the Crude Oil Supply and Offtake Agreement and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.
The Crude Oil Supply and Offtake Agreement has a 24 month term following the Commencement Date, subject to the performance of customary covenants, and certain events of default and termination events provided therein (certain of which are discussed in greater detail below), for a facility of this size and type. Additionally, either party may terminate the agreement at any time, for any reason, with no less than 180 days prior notice to the other. The agreement automatically extends for another 12 months after the end of the initial term, unless terminated prior to such date by either party with 180 days prior written notice.
The price for crude oil purchased by the Company from Macquarie and for products sold by the Company to Macquarie within each agreed product group, in each case, is equal to a pre-determined benchmark, plus a pre-agreed upon differential, subject to adjustments and monthly true-ups.

In connection with the entry into the Crude Oil Supply and Offtake Agreement, Vertex Refining entered into various ancillary agreements which relate to supply, storage, marketing and sales of crude oil and refined products including, but not limited to the following: Inventory Sales Agreement, Master Crude Oil and Products Agreement, Storage and Services Agreement, and a Pledge and Security Agreement (collectively with the Supply and Offtake Agreement, the “Supply Transaction Documents”).
Vertex Refining’s obligations under the Crude Oil Supply and Offtake Agreement and related transaction documents (other than the hedges which are secured and guaranteed on a pari passu basis under the Loan and Security Agreement (defined and discussed below)) were unconditionally guaranteed by the Company pursuant to the terms of a Guaranty entered into on April 1, 2022, by the Company in favor of Macquarie (the “Guaranty”).
Term Loan
On April 1, 2022 (the “Closing Date”), Vertex Refining; the Company, as a guarantor; substantially all of the Company’s direct and indirect subsidiaries, as guarantors (together with the Company, the “Initial Guarantors”); certain funds and accounts under management by BlackRock Financial Management, Inc. or its affiliates, as lenders (“BlackRock”), certain funds managed or advised by Whitebox Advisors, LLC, as lenders (“Whitebox”), certain funds managed by Highbridge Capital Management, LLC, as lenders (“Highbridge”), Chambers Energy Capital IV, LP, as a lender (“Chambers”), CrowdOut Capital LLC, as a lender (“CrowdOut Capital”), CrowdOut Credit Opportunities Fund LLC, as a lender (collectively with BlackRock, Whitebox, Highbridge, Chambers and CrowdOut Capital, the “Lenders”); and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement (the Loan and Security Agreement as amended to date, the “Loan and Security Agreement”).
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
On May 26, 2022, each of the Initial Guarantors (including the Company), Vertex Refining OH, LLC, which is indirectly wholly-owned by the Company (“Vertex OH”), HPRM LLC, and Tensile-Heartland Acquisition Corporation, a Delaware corporation (“Tensile-Heartland”, and together with Vertex Ohio and HPRM, the “Additional Guarantors”, and the Additional Guarantors, together with the Initial Guarantors and such other subsidiaries of the Company who from time to time have guaranteed the obligations of Vertex Refining under the Loan and Security Agreement, the “Guarantors”, and the Guarantors, together with Vertex Refining, the “Loan Parties”), entered into an Amendment Number One to Loan and Security Agreement (“Amendment No. One to Loan Agreement”), with certain of the Lenders and CrowdOut Warehouse LLC, as a lender (the “Additional Lenders” and together with the Initial Lenders, the “Lenders”) and the Agent, pursuant to which, the amount of the Term Loan (as defined below) was increased from $125 million to $165 million, with the Additional Lenders providing an additional term loan in the amount of $40 million (the “First Additional Term Loan”).
The Company used a portion of the proceeds from the Term Loan borrowing to pay a portion of the purchase price associated with the acquisition of the Mobile Refinery (defined above) acquired by Vertex Refining on April 1, 2022, as discussed in greater detail above, and to pay certain fees and expenses associated with the closing of the Loan and Security Agreement and was required to use the remainder of the funds for (i) the planned renewable diesel conversion of the Mobile Refinery, and (ii) working capital and liquidity needs.
In connection with the entry into the initial Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company to the Lenders (and/or their affiliates) on the Closing Date (the “April 2022 Warrants”). The terms of the warrants are set forth in a Warrant Agreement (the “April 2022 Warrant Agreement”) entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into the Amendment No. One to Loan Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “May 2022 Warrants”) to purchase 250 thousand shares of the Company’s common stock to the Additional Lenders and their affiliates. The terms of the Additional Warrants are set forth in a Warrant Agreement (the “May 2022 Warrant Agreement”) entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

On December 28, 2023, each of the Guarantors (including the Company), together with Vertex Refining (the “Loan Parties”), entered into an amendment to the Loan and Security Agreement with the Lenders and the Agent (“Amendment No. Five to Loan Agreement”), pursuant to which certain of the Lenders agreed to provide an additional term loan in the amount of $50 million (the “Second Additional Term Loan”, and together with the First Additional Term Loan and the Initial Term Loan, the “Term Loan”).
In connection with the Second Additional Term Loan, and as additional consideration to the Lenders providing the Additional Term Loan for loaning funds to the Company in connection therewith, the Company granted warrants to purchase 1 million shares of common stock of the Company to the Lenders, or affiliates thereof (the “December 2023 Warrants” and together with the May 2022 Warrants and April 2022 Warrants, the “Warrants”). The terms of the New Warrants are set forth in a Warrant Agreement (the “December 2023 Warrant Agreement” and together with the April 2022 Warrant Agreement and May 2022 Warrant Agreement, the “Warrant Agreements”) entered into on December 28, 2023, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
Finally, as additional consideration for the Lenders agreeing to Amendment No. Five to the Loan Agreement, the Company agreed to reprice the April 2022 Warrants and May 2022 Warrants to have an exercise price of $3.00 per share (the “Warrant Repricing”), pursuant to the entry by the Company and Continental Stock Transfer & Trust Company, as warrant agent, into (i) an amendment, dated as of December 28, 2023, to the warrant agreement governing the April 2022 Warrants (the “April 2022 Warrant Amendment”) and an (ii) an amendment to the warrant agreement governing the May 2022 Warrants (the “May 2022 Warrant Amendment”).
Myrtle Grove Facility Purchase
On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company, acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”) from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex.
Sale and Purchase Agreement
On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex OH. Vertex Operating and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement.
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
Paydown of Term Loan
On February 5, 2023, the Company used $11 million of the proceeds from the Sale Agreement to paydown the then principal amount of the Term Loan.
Amendment No. 1 to Supply and Offtake Agreement

In connection with the entry into the RD Supply and Offtake Agreement, discussed below, Macquarie, Vertex Refining and the Company, entered into Amendment Agreement No. 1 to the Supply and Offtake Agreement (“Amendment 1”). Pursuant to Amendment 1, the Crude Oil Supply and Offtake Agreement was amended to include certain additional documents relating to the RD Supply and Offtake Agreement as transaction documents, and to update such Crude Oil Supply and Offtake Agreement in connection therewith, to amend the unwind procedures associated with the Crude Oil Supply and Offtake Agreement, and to update or revise certain other covenants set forth in the Crude Oil Supply and Offtake Agreement relating to cross defaults, finance agreements, minimum liquidity, and guarantor requirements, to be conformed with changes made to analogous provisions in, or to otherwise account for, the RD Supply and Offtake Agreement terms. Amendment 1 also made conforming amendments to certain other agreements relating to the Crude Oil Supply and Offtake Agreement.
Renewables RD Supply and Offtake Agreement
On May 26, 2023 (the “Commencement Date”), Vertex Renewables Alabama, LLC, an affiliate indirectly wholly-owned by the Company (“Vertex Renewables”), entered into a Supply and Offtake Agreement (the “RD Supply and Offtake Agreement” and together with the Crude Oil Supply and Offtake Agreement, the “Supply and Offtake Agreements”) with Macquarie, pertaining to the supply and financing of renewable biomass feedstocks used for the production of renewable fuels, the offtake and financing of renewable diesel, and the provision of certain financing accommodations with respect to certain agreed environmental attributes associated with the operation of such renewable diesel unit (including Renewable Identification Numbers (RINs), tax credits, and low carbon fuel credits) at the Mobile Refinery.
The RD Supply and Offtake Agreement has a 24 month term following the Commencement Date, which was May 26, 2023, subject to the performance of customary covenants, and may be terminated earlier following the occurrence of certain events of default and termination events provided therein that are customary for a facility of this size and type and subject to applicable cure periods in certain events. Additionally, either party may terminate the agreement at any time, for any reason, with not less than 180 days prior notice to the other. In the event Vertex Renewables is the terminating party, Vertex Refining must also at the same time, terminate that certain Crude Oil Supply and Offtake Agreement entered into with Macquarie dated April 1, 2022.
Pursuant to the RD Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time.
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
We operate in two segments:
(1) Refining and Marketing, and
(2) Black Oil and Recovery.
Our Refining and Marketing segment manages the refining of crude oil and renewable feedstocks, and distributes finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels.
Our Black Oil and Recovery segment aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers.
Refining and Marketing Segment
Our Refining and Marketing segment is engaged in the refining and distribution of petroleum products and includes the Mobile Refinery and related operations. As described above, effective April 1, 2022, we completed the acquisition of the Mobile Refinery, a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama. The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute. The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
On May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel (“RD”). The RD facility located in Mobile, Alabama, specializes in the advanced refining of organic feedstocks, including crop oils and waste oils, into high-quality renewable diesel. With a proven background in feedstock and supply-chain logistics, coupled with strong transport infrastructure and tankage, Vertex’s commercial operations provide critical support by establishing pathways to supply feedstock necessary for ratable production. We currently sell our finished renewable diesel product in the western half of North America.
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
Our Black Oil business is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 68 collection vehicles, which routinely visit generators to collect and purchase used motor oil and perform other collection services. We also aggregate used oil from a diverse network of approximately 30 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 30 transportation trucks and more than 80 above ground storage tanks with over 8.0 million gallons of storage capacity. These assets are primarily used by the Black Oil segment. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is sold from collectors and generators, a minimum volume is purchased by our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. The majority of our contracts are treated as normal purchase and normal sale transactions. In addition, at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum), divested on February 1, 2023, we produced a base oil product that is sold to lubricant packagers and distributors.
We currently provide our services in 5 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve-month period ending December 31, 2023, we aggregated approximately 67.9 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 59.7 million gallons of used motor oil with our proprietary VGO and Base Oil processes.
Our Black Oil and Recovery segments include two business lines. The Black Oil business collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility and we also utilize third-party processing facilities. Our Recovery business includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as metals which includes transportation and marine salvage services throughout the Gulf Coast.

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
Organizational Structure
The following chart reflects our current organization structure, including significant subsidiaries (all of which are wholly-owned, except as discussed below):

Vertex Energy, Inc.
Vertex Refining Alabama LLC
Owns and operates the Mobile Refinery
HPRM LLC (Heartland SPV)
Holds oil re-refinery assets, including the Columbus, Ohio re-refinery (Sold on February 1, 2023)
Vertex Energy Operating, LLC (Vertex Operating)
Holding company for entities below
Vertex Refining Alabama LLC
Owns and operates the Mobile Refinery
Vertex Refining Myrtle Grove LLC (MG SPV)
Owns a Belle Chasse, Louisiana, re-refining complex
Vertex Refining, LA, LLC (Vertex Refining LA)
Owns and operates Marrero, Louisiana plant
Crystal Energy, LLC (Crystal)
Wholesale distributor of gasoline, blended gasoline, and diesel (Substantially discontinued)
Vertex Refining Texas LLC
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
Our Competitive Strengths
Large, Diversified Feedstock Supply Network
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
Strategic Relationships
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
Logistics Capabilities
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
Diversified End Product Sales
We believe that the diversity of the products we sell reduces our overall risk and exposure to price fluctuations. Prices for petroleum-based products can be impacted significantly by supply and demand fluctuations which are not correlated with general commodity price changes.
Management Team
We are led by a management team with expertise in petroleum refining, recycling, finance, operations, and re-refinement technology. Each member of our senior management team has more than 25 years of industry experience. We believe the strength of our management team will help our success in the marketplace.
Products and Services

We generate substantially all of our revenue from the sale of twelve categories of products and certain services discussed below. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
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

	Refining and Marketing(1)	Black Oil and Recovery (2)
Gasolines	X
Jet Fuel	X
Distillates	X
Renewable diesel	X
Base oil		X
VGO/Marine fuel	X	X
Other refined products (3)	X	X
Pygas	X
Metals (4)		X
Other re-refined products (5)	X	X
Terminalling	X
Oil collection services		X

(1) The Refining and Marketing segment consists primarily of the sale of refined hydrocarbon products such as gasoline, distillates, jet fuel, intermediates refined at the Mobile Refinery and pygas; and industrial fuels, which are produced at a third-party facility (Monument Chemical).
(2) The Black Oil segment continued operations consist primary of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants; (c) transportation revenues; (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (h) sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (i) revenues generated from trading/marketing of Group III Base Oils. On February 1, 2023, the Company sold its Heartland Assets and Operations (which forms a part of the Black Oil segment), and as such, has determined to present the Company’s Heartland Assets and Operations as discontinued operations.
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
Suppliers
In our Refining and Marketing segment we purchase crude oil and renewable feedstock from third party suppliers and compete for these products in the open market.
In our Black Oil segment, we conduct business with a number of used oil generators, as well as a large network of suppliers that collect used oil from used oil generators. In our capacity as a collector of used oil, we purchase feedstock from approximately 10,000 businesses, such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations, which generate used oil through their operations.
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

The Recovery segment does not rely solely on contracts, but mainly on the spot market as well as a strategic network of customers and vendors to support the purchase and sale of its products which are commodities. It also relies on project-based work which it bids on from time to time, of which there is no guarantee or assurance of repeat business.
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
Human Capital
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

As of February 29, 2024, we employed 481 full-time employees. We believe that our relations with our employees are good. The average employee has 3.75 years of service.

Seasonality
The industrial hydrocarbon recovery business is seasonal to the extent that it is dependent on streams from seasonal industries. Demand is generally lower in the first and fourth quarters of the year for gasoline and other fuel products we produce, as compared to the second and third quarters. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and agricultural activity. For an example, asphalt plants burn recycled waste oil in their process, placing pricing and supply availability constraints on the industry during the good weather construction and road building seasons. In our current markets, road paving typically occurs from late spring to early fall. Therefore, it is somewhat easier to procure certain waste streams during winter months when competition for used motor oil feedstock is historically not as strong. Currently we are seeing increased demand for used motor oil feedstocks throughout the year due to the addition of re-refining technologies in the marketplace.
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
For an example of regulatory changes being considered that may or may not have an impact on our operations are related to per- and polyfluoroalkyl substances (PFAS or PFASs ). PFAS are widely used, long lasting chemicals, components of which break down very slowly over time.
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
RINs are generated when a producer makes a gallon of renewable fuel and RINs can be traded between parties. Obligated parties can buy gallons of renewable fuel with RINs attached and can also buy RINs on the market. Obligated parties can carry over unused RINs between compliance years. They may also carry a compliance deficit into the next year; however, this deficit must be made up the following year.
We generate RINs through the blending of biofuels and through our renewal biodiesel operations at the Mobile Refinery. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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
Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, trade secrets, technical know-how and other proprietary information. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties.
Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult.
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
•our ability to pay amounts due on outstanding indebtedness, including outstanding term loans, covenants of such indebtedness, including restrictions on further borrowing, and security interests in connection therewith;
•the terms of our agreements with Macquarie and Idemitsu, including termination rights associated therewith, and our ability to find replacement partners, in the event such agreements were terminated;
•risks associated with unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely and, unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;
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

•risks associated with ongoing capital projects at the Mobile Refinery, including the timing thereof, costs associated therewith, and cost over runs;
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
•trends in, and the market for, the price of oil and gas and alternative energy sources and, our ability to respond to changes in our industry;
•our ability to maintain our relationships with Shell, Macquarie, and Idemitsu;
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
•negative publicity and public opposition to our operations, disruptions in the infrastructure that we and our partners rely on;
•an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms, our ability to complete acquisitions, and our ability to effectively integrate acquired assets, companies, employees or businesses, and liabilities associated with acquired companies, assets or businesses;
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
•risks of downturns in the U.S. and global economies, changes in inflation or interest rates, and/or the ongoing conflicts in Ukraine and Israel;
•our ability to meet earnings guidance;
•anti-take-over rights, limits on liability of our officers and directors and indemnification rights and other terms of our governing documents;
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

Risks Relating to Our Need for Future Funding and Current Indebtedness
We anticipate that we will need to raise additional capital in the future to satisfy outstanding liabilities and our ability to obtain the necessary funding is uncertain.
We will need to raise additional funding or refinance our Term Loan in the future, which we owe $196 million under as of the date of this filing, and which is due on April 1, 2025. We may also need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon, we anticipate needing to raise additional funding in the future to repay the Term Loan, and/or we may need to raise additional funding in the future to support our operations, complete acquisitions and grow our operations. Such funds may not be available when needed or may not be available on favorable terms. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts and/or redeem our preferred stock (pursuant to their terms), complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all. The terms of any new credit or debt agreement we enter into in the future to refinance or repay the Term Loan may be on less favorable terms, require additional, or more, restrictive covenants, and may further restrict our ability to operate.
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
We have a significant amount of outstanding indebtedness. As of December 31, 2023, we owed $148.6 million in accounts payable and accrued expenses, $141.3 million in inventory financing liabilities (described below under "Part II. - Item 8. Financial Statements and Supplementary Data" -"Note 10. Inventory Financing Arrangements"), approximately $196 million under our Term Loan (due April 1, 2025), and $15.2 million under our Convertible Senior Notes (described below under "Part II. - Item 8. Financial Statements and Supplementary Data" -"Note 15 Financing Arrangements").
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
The requirements, restrictions and covenants in our Loan and Security Agreement, including interest payable thereunder, may restrict our ability to operate our business and might lead to a default under such agreement.
The Term Loan has a balance of $196.0 million at March 6, 2024, and a maturity date of April 1, 2025.
Amounts outstanding under the existing Term Loan bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 10.25%, currently 17.25%. Interest is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, (ii) in connection with any payment, prepayment or repayment of the Term Loans, and (iii) at maturity (whether upon demand, by acceleration or otherwise). Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on June 28, 2024 and ending on December 31, 2024, Vertex Refining is required to repay $2,687,500 of the principal amount of the Term Loans, subject to reductions in the event of any prepayment of the Loan and Security Agreement.
The Loan and Security Agreement includes customary representations and warranties, and affirmative and negative covenants of the Loan Parties for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the Lenders, subject to certain exceptions, and requiring the Loan Parties to have no less than $25 million of unrestricted cash for more than three consecutive business days.
The Loan and Security Agreement includes customary events of default for transactions of that type, including failures to pay amounts due, bankruptcy proceedings, covenant defaults, attachment or seizure of a material portion of the collateral securing the Loan and Security Agreement, cross defaults, if there is a default in any agreement governing indebtedness in excess of $3,000,000, resulting in the right to accelerate such indebtedness, certain judgments against a Loan Party, misrepresentations by the Loan Parties in the transaction documents, insolvency, cross default of the Supply and Offtake Agreement (defined below), a Change of Control (discussed below), termination of certain intercreditor agreements, and the loss or termination of certain material contracts. Upon the occurrence of an event of default, the Agent may declare the entire amount of obligations owed under the Loan and Security Agreement immediately due and payable and take certain other actions provided for under the Loan and Security Agreement, including enforcing security interests and guarantees.
Additionally, in the event of any payment, repayment or prepayment (other than in connection with prepayments required to be made with funds received from insurance settlements and recoveries which are not subject to a prepayment premium), including in the event of acceleration of the Term Loan (except for the Second Additional Term Loan), certain asset sales, certain equity issuances, and voluntary prepayments (a) during the first 18 months after the Closing Date (April 1, 2022), Vertex Refining agreed to pay an additional amount to the Lenders equal to 150% of the applicable interest rate, multiplied by the amount of such prepayment amount; (b) during the 19th through 24th months after the Closing Date, Vertex Refining agreed to pay an additional amount to the Lenders equal to 50% of the applicable interest rate, multiplied by the amount of such prepayment amount; and (c) at any time during the 25th month after the Closing Date, but prior to the date that is 90 days before the maturity date of amounts owed pursuant to the Loan and Security Agreement, Vertex Refining agreed to pay an additional amount to the Lenders equal to 25% of the applicable interest rate, multiplied by the amount of such prepayment amount. Upon the required repayment upon a change of control (also discussed below), Vertex Refining agreed to pay an additional amount to the Lenders equal to 1% of the aggregate principal amount of the amount prepaid (as applicable, the “Prepayment Premium”) (except for the Second Additional Term Loan). The Prepayment Premium is also due upon a change of control, which includes the direct or indirect transfer of all or substantially all of the assets of the Loan Parties; the adoption of a plan of liquidation or dissolution relating to the Company; the acquisition in one or a series of transactions of 33% or more of the equity interests of the Company by a person or entity; the Company’s failure to own 100% of Vertex Refining and the other Loan Parties, unless permitted by the Lenders; during any period of twelve consecutive months commencing on or after the Closing Date, the occurrence of a change in the composition of the Board of Directors of the Company such that a majority of the members of such Board of Directors are no longer directors; or a “change of control” or any comparable term under, and as defined in, any other indebtedness exceeding $2 million of the Loan Parties, shall have occurred (each a “Change of Control”). The Company also agreed to pay certain fees and transaction expenses in connection with the Second Additional Term Loan, including an exit fee calculated to pay the Lenders providing the December 2023 Additional Term Loan a multiple of invested capital of 1.20x on the amount of the Second Additional Term Loan.
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
Our Loan and Security Agreement and Supply and Offtake Agreements also contain cross-default and cross-acceleration provisions as may our future debt facilities. Under these provisions, a default or acceleration under one instrument governing our debt will in the case of the Loan and Security Agreement and Supply and Offtake Agreements and may in the case of future indebtedness, constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.
A prolonged period of weak, or a significant decrease in, industry activity and overall markets may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and current global and market conditions have increased the potential for that difficulty.

Our obligations under the Loan and Security Agreement and Supply and Offtake Agreements are secured by a first priority security interest in substantially all of our assets and various Company guarantees.
The amounts borrowed pursuant to the terms of the Loan and Security Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, Vertex Refining’s and Vertex Renewables’ obligations under the Loan and Security Agreements are jointly and severally guaranteed by substantially all of the Company’s subsidiaries and the Company. The amounts owed under the Loan and Security Agreement are also secured by various deeds of trusts and mortgages for the real property(s) described therein, over the Mobile Refinery and substantially all other material owned and leased real property of the Guarantors including properties in Texas and Louisiana. In connection with the entry into the Loan and Security Agreement, Vertex Operating entered into an Intellectual Property Security Agreement in favor of the Agent, pursuant to which it granted a security interest in substantially all of its intellectual property (including patents and trademarks) in favor of the Lenders to secure the obligations of the Loan Parties under the Loan and Security Agreement. In connection with the entry into the Loan and Security Agreement, the Company, Vertex Refining and each of the Guarantors, entered into a Collateral Pledge Agreement in favor of the Agent, pursuant to which they granted the Agent a security interest in all now owned or hereafter acquired promissory notes and instruments evidencing indebtedness to any Guarantor and all now owned or hereafter acquired equity interests owned by such Guarantor.
The obligations of Vertex Refining and Vertex Renewables and their subsidiaries under the Supply and Offtake Agreements and related transaction documents are guaranteed by the Company. The obligations of Vertex Refining and Vertex Renewables and their subsidiaries under the Supply and Offtake Agreements and related transaction documents are also secured by Pledge and Security Agreements in favor of Macquarie. In addition, the Supply and Offtake Agreements also require that Vertex Refining and Vertex Renewables post and maintain cash collateral (in the form of an independent amount) as security for their obligations under the Supply and Offtake Agreements and the related transaction documents. The amount of cash collateral is subject to adjustments during the term.
As a result of the above, our creditors and Macquarie, in the event of the occurrence of a default under the Loan and Security Agreement or Supply and Offtake Agreements, respectively, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.
The Loan and Security Agreement includes restrictions on our ability to complete acquisitions.
The Loan and Security Agreement currently prohibits us from making any acquisitions (whether in a single transaction or a series of transactions), except in the ordinary course of business provided such ordinary course acquisitions in aggregate do not exceed $10 million. As a result, we may be prevented from completing acquisitions that are accretive to us and our operations during the term of the Loan and Security Agreement in the event that the Lenders do not approve the terms of such acquisition(s) separately in their sole discretion.
Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.
In April 2022, we entered into several agreements with Macquarie to support the operations of the Mobile Refinery, including a Supply and Offtake Agreement. Additionally, on May 26, 2023, Vertex Renewables entered into a Supply and Offtake Agreement with Macquarie, pertaining to the supply and financing of renewable biomass feedstocks used for the production of renewable fuels, the offtake and financing of renewable diesel, and the provision of certain financing accommodations with respect to certain agreed environmental attributes at the Mobile Refinery. Pursuant to the Supply and Offtake Agreements, Macquarie has agreed to intermediate crude oil supplies and refined product inventories, and renewable diesel supplies and product inventories, at the Mobile Refinery. Macquarie will own all of the crude oil and renewable diesel in our tanks and substantially all of our refined and finished product inventories prior to our sale of the inventories.
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
Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, global conflicts, including the ongoing conflict between Russia and Ukraine, and Israel and Hamas, the price of energy, increasing interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.
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
If we are unable to obtain crude oil supplies, soybean oil and other renewable diesel raw materials, for our Mobile Refinery without the benefit of certain intermediation agreements, the capital required to finance our crude oil supply and/or the lack of the supply of soybean oil and other renewable diesel raw materials could negatively impact our liquidity.
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
The demand for crude oil, soybean oil, renewable diesel and refined and finished lubricant products, is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, and the setting of interest rates. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), production of soybeans, changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the efficiency of our refinery operations. The demand for crude oil, soybean oil, renewable diesel and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.
We do not produce crude oil or soybean oil and must purchase all of our crude oil and soybean oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices, and renewable diesel and renewable feedstocks. These margins are continually changing and may fluctuate significantly from time to time. Crude oil and refined products and crude oil prices and soybean oil are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. Additionally, extreme weather conditions may affect the production of soybeans which in turn may affect the price and availability of soybean oil. A deterioration of crack spreads or price differentials between domestic and foreign crude oils, or between the price of soybean oil and renewable diesel, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular fiscal quarter are not necessarily indicative of results for the full year and can vary year-to-year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. For example, demand is generally lower in the first and fourth quarters of the year for gasoline and other fuel products we produce, as compared to the second and third quarters and demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and agricultural activity. In general, prices for refined products are influenced by the price of crude oil and the prices of renewable diesel are influenced by the price of renewable diesel feedstock such as soybean oil. Although an increase or decrease in the price for crude oil and/or soybean oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil and/or soybean oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil and/or soybean oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil and/or soybean oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil, soybean oil and refined products inventories are valued at the lower of cost or net realizable value under the first-in, first-out (“FIFO”) inventory valuation methodology, excluding commodity inventories at the Mobile Refinery which use the weighted average inventory accounting method. If the market value of our inventory were to decline to an amount less than our FIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and/or soybean oil and refined products prices could result in lower of cost or net realizable value inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.
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
Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled or scheduled downtime for unanticipated or anticipated maintenance or repairs that are more frequent than our estimates of turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. The installation and redesign of key equipment at our facilities, including the ongoing renewable diesel capital project at the Mobile Refinery, involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations.
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
We are required to pay certain costs associated with a steam methane reformer located at the Mobile Refinery, the costs and expenses associated which may be material.
We are party to an agreement with a third party whereby the third party agreed to sell us gaseous hydrogen and steam, and we agreed to pay to design, fabricate, install, own, operate and maintain, a steam methane reformer located at the Mobile Refinery (the “Steam Facility”). The agreement remains in place for fifteen years from the date the Steam Facility becomes operational (which we anticipate occurring in 2025), subject to certain rights we have to extend the agreement. Pursuant to the agreement we agreed to pay a monthly base facility charge, along with the costs associated with the production of hydrogen at the facility. While our RD facility is operational, we anticipate that the monthly base facility charge and hydrogen costs will be paid through RD production and will only increase our costs of production by a non-material amount; however, in the event we cease RD operations for any reason, such payments are still required to be made, and are expected to be material to our then operations. Additionally, in the event that the cost of project increases or future modifications are required to be made to the facility, we will be responsible for the additional costs of such project, which may be material. The costs of such project have in the past, and may in the future, be exacerbated by increasing raw material costs and/or inflation. The required costs of the project and/or monthly base facility charge may be material and may materially decrease our cash available for operations, and result in the value of our securities declining in value.

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
The amounts borrowed under the Loan and Security Agreement bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 10.25%, which rate is currently 17.25%. Interest rates have recently been increasing and any continued increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, a future increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
Increases in inflation have already, and may in the future, have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Prior increases in inflation have, and could in the future, impact the commodity markets generally, the overall demand for our products, our costs for feedstocks, labor, material and services and the margins we are able to realize on our products and services, all of which have already, and could in the future, have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may and has already resulted in higher interest rates, which in turn results in higher interest expenses related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness. Additionally, the interest rate of our Term Loan is subject to adjustment based on fluctuations in the prime rate.

An increase in the interest rates associated with our Term Loan debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
We may engage in capital projects based on the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed in the project, including the in-process Mobile Refinery renewal biodiesel capital project. Large-scale projects take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. As a result, we may not fully realize our expected returns, which could negatively impact our business, financial condition, results of operations, and liquidity.
Our industry and the broader US economy experienced higher than typical inflationary pressures since 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.
Since 2022, we have seen significant increases in the costs of certain materials, including construction material required for our ongoing capital project at our Mobile Refinery and longer lead times for such materials, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine and conflict in Israel. As a result, refining margins have experienced significant volatility in each of the benchmark commodities we track. During the twelve months ended December 31, 2023, the Consumer Price Energy Index in the United States decreased 2.0% and the fuel oil index decreased 14.7% impacting our gross margins. The Consumer Price All Items Index increased 3.4% for the same period impacting our operating expenses and slowing economic growth. Recent supply chain constraints and inflationary pressures have in the past, and may in the future continue to, adversely impact our operating costs and timelines for capital projects and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in delays in the completion of ongoing and future capital projects, delays in turn-arounds at our facilities, increased down-time, reduced margins and delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
The conflicts in Ukraine and Israel and related price volatility and geopolitical instability have negatively impacted and may continue to negatively impact our business.
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
Certain of our operations are associated with collecting used oil, re-refining or otherwise processing a portion of such used oil and then selling both such re-refined/processed oil and the excess feedstock oil which we do not currently have the capacity to re-refine, to other customers. The prices at which we sell our re-refined/processed oil and extra feedstock are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined/processed oil and excess feedstock. The price at which we sell our re-refined/processed oil and excess feedstock is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our re-refined/processed oil and excess feedstock. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes as well as the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined/processed oil and excess feedstock and the costs to collect and re-refine/processed used oil typically increase and decrease together, there is no assurance that when our costs to collect and re-refine/process used oil increase we will be able to increase the prices we charge for our re-refined/processed oil excess feedstock to cover such increased costs, or that our costs to collect and re-refine/process used oil will decline when the prices we can charge for re-refined/processed oil declines. These risks are exacerbated when there are rapid fluctuations in these oil indices and when there is lower pricing due to decreased demand. These risks are also greater when there is an increased supply of oil from the Organization of the Petroleum Exporting Countries (OPEC), which has also recently occurred.
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
Our principal products include refined oil, marine fuel cutterstock and a higher-value feedstock for further processing, vacuum oil gas, base oil that is sold to lubricant packagers and distributors, pygas and gasoline blendstock. Additionally, in 2023 we began producing renewable biodiesel. The prices of these products are tied to the value of oil. Accordingly, our results of operations will be affected by fluctuations in the prevailing market price for oil. Historically, market prices for oil have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in energy policies of U.S. and foreign governments, changes in international trading policies, OPEC, and other factors. While we seek to mitigate the risks associated with price declines, including in some situations, by using hedging, a significant decrease in the market price of any of our products or of oil would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in feedstock prices generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the feedstock until they are re-refined/processed and the finished products are sold. Our results of operations could be materially and adversely affected in the future by this volatility.
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
Worsening economic recessions and economic conditions and trends and downturns in the business cycles of the industries we serve and which we provide services to, impact our business and operating results.
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
Our re-refining contracts may not be renewed and our existing re-refining relationships may not continue, which could be exacerbated by the fact that a limited number of our customers represent a significant portion of our re-refining sales.
Our re-refining contracts and relationships in the black oil business include feedstock purchasing agreements with local waste oil collectors, feedstock sale agreements, a few key relationships in the bunkering, blending and No. 6 oil industry, and other relationships. Because our re-refining operations are extremely dependent on the black oil key bunkering, blending and No. 6 oil relationships as well as our third-party refining contracts, if we were to lose relationships, there would be a material adverse effect on our re-refining operations and results of operations. Additionally, if we were to lose any of our current local waste oil collectors, we could be required to spend additional resources locating and providing incentives for other waste oil collectors, which could cause our expenses to increase and/or cause us to curtail or abandon our re-refining business plans.
We operate in competitive markets, and there can be no certainty that we will maintain our current relationships or that our operating margins will not be impacted by competition.
The industries in which we operate are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources in our refining and feedstock consolidation operations, transportation services, feedstock collection and aggregation and used oil recycling, and we compete with larger oil companies, with significantly greater resources than us, in our oil re-refining operations. We expect competition to intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing used oil collection, transportation, refining and re-refining services that will compete with our services. We may not be able to effectively compete with these other companies and competitive pressures, including possible downward pressure on the prices we charge for our products and services, and/or the loss of current relationships, may arise. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our business, results of operations and financial condition.
Disruptions in the supply of feedstock and/or increases in the cost of feedstock could have an adverse effect on our business.
We depend on the continuing availability of raw materials, including feedstock, to remain in production. Additionally, we depend on the price of such raw materials, including feedstock being reasonable to us in relation to the prices we are able to receive for our final products. A continued disruption in supply of feedstock, or significant increases in the prices of feedstock, has significantly reduced/could significantly reduce, the availability of raw materials at our plants and which are available to be processed by our third-party processors. Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition. In the event the margins of our feedstock suppliers decrease substantially, it may become uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. This could prevent us from maintaining our required levels of output and/or force us to seek out additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations.
The renewable diesel refining industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our renewable diesel operations.

The number of renewable diesel refining plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the renewable diesel industry. Consequently, the cost of feedstock may rise to the point where it threatens the viability of our renewable diesel operations. This is because there is little or no correlation between the cost of feedstock and the market price of renewable diesel and, therefore, we cannot pass along increased feedstock costs to our renewable diesel customers. We cannot pass along increased feedstock costs to our renewable diesel customers because in order to stay competitive in the renewable diesel industry, renewable diesel must be competitively priced with petroleum-based diesel. Therefore, renewable diesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs or decreased renewable diesel prices may result in decreased revenues.
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
We are in the process of completing phase 2 of a capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). The occurrence of significant unforeseen conditions or events in connection with the Conversion may make the Conversion more expensive, prevent us from completing the Conversion, delay the completion of the Conversion or require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of the Conversion or timing associated therewith may adversely affect our business. Construction costs for the Conversion may also increase to a level that would make such Conversion too expensive to complete or unprofitable to operate, due to increases in material, labor, inflation or otherwise. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, and have already delayed the completion of the project once due to supply constraints, any of which could prevent us from timely completing the Conversion.

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

We depend heavily on the services of our senior management, including our Chief Executive Officer and Chairman, Benjamin P. Cowart, and our Chief Operating Officer, James Rhame.
Our success depends heavily upon the personal efforts and abilities of our senior management, including Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 12, 2025, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement, and our Chief Operating Officer, James Rhame, who is employed by us pursuant to an employment contract which continues until the earlier of (a) April 30, 2024, or (b) completion of the phase 2 renewable diesel project at the Company's Mobile, Alabama refinery. The loss of Mr. Cowart, Mr. Rhame or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart or Mr. Rhame may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.
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
Although our Chief Executive Officer, Benjamin P. Cowart, our Chief Financial Officer, Chris Carlson, our Chief Strategy Officer, Alvaro Ruiz, our Chief Operating Officer, James Rhame, and Douglas S. Haugh, our Chief Commercial Officer, are generally prohibited from competing with us while they are employed with us and for twelve months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), including Mr. Rhame’s agreement, which does not provide for a non-compete period unless the parties negotiate a new agreement before the expiration of his current agreement, which terminates on April 30, 2024, or sooner upon completion of the phase 2 renewable diesel project at the Company's Mobile, Alabama refinery), none of such individuals will be prohibited from competing with us after such twelve-month period (or such shorter period as set forth in the employment agreement) ends. Additionally, the Federal Trade Commission recently proposed a new rule that, if it becomes effective, would ban employers from imposing non-competes on their workers, which if effective could prohibit the Company from enforcing, or invalidate, the non-competes in our executive’s and in certain other employee’s, employment agreements. Finally, various states have recently enacted rules banning non-competes, including California. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.
Certain of our material agreements have been negotiated and drafted by a legal firm of which our former director and current General Counsel and Secretary is a partner, which could create conflicts of interest and/or limit our ability to seek damages for legal claims.
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors and the current General Counsel and Secretary of the Company, serves as a partner. During years ended December 31, 2023, 2022 and 2021, we paid $746 thousand, $607 thousand, and $742 thousand, respectively, to such law firm for services rendered, which included the review and the drafting of documentation in connection with the Mobile Refinery purchase agreement. The engagement of the related party law firm may cause actual or perceived conflicts of interest, and/or may limit our ability to seek damages for legal claims against such law firm. Additionally, because Mr. Gregory is due indemnification rights from the Company pursuant to our governing documents and an indemnification agreement entered into between Mr. Gregory and the Company, the Company may under certain circumstances be required to indemnify Mr. Gregory against claims relating to legal services provided by his affiliated entity.
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
We use derivative instruments to hedge the impact of fluctuations in oil and other prices on our results of operations and cash flows and are also required to use such hedges pursuant to the terms of the Loan and Security Agreement. We have in the past, and to the extent that we engage in hedging activities to protect ourselves against commodity price declines in the future, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts and/or may result in us paying more for oil feedstocks then we receive upon the sale of finished products as we hedge finished product sales and not feedstock purchases. For the years ended December 31, 2023, 2022 and 2021, we recognized a $2.9 million gain, $88.0 million loss, and $2.3 million loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues. Our hedging activities have in the past and may in the future expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. Our hedges have in the past and may in the future result in significant losses and reduce the amount of revenue we would otherwise obtain upon the sale of finished products and may also increase our margins and decrease our net revenues.
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
We have been involved from time to time in the ordinary course of business in lawsuits involving employment, commercial, and environmental issues, other claims for injuries and damages, and shareholder and class action litigation, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management resources and could have a material adverse effect on our financial condition, results of operations and cash flows.
The Company’s information technology systems could suffer interruptions, failures or breaches and our business operations could be disrupted, adversely effecting results of operations and the Company’s reputation.
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
On February 14, 2022, Vertex Refining entered into a Master Offtake Agreement dated February 4, 2022 with Idemitsu Apollo Renewable Corp. (“Idemitsu”). Pursuant to the Offtake Agreement, Vertex Refining agreed to sell Idemitsu renewable diesel which is produced by the Mobile Refinery. The initial term of the Master Offtake Agreement commenced on the date that the conversion was completed (March 31, 2023)(“COD”) and continues for a period of five years thereafter, subject to certain early termination provisions set forth in the agreement, including, but not limited to, the right of either party to request a review of the terms of the agreement prior to the commencement of the 4th and 5th contract years of the agreement, which, if triggered, and if the parties fail to mutually agree in writing to any such requested revisions, will result in the agreement expiring three years or four years after COD, as applicable. The parties may mutually agree to extend the term of the agreement beyond the initial term pursuant to the terms of the Master Offtake Agreement. The Master Offtake Agreement may be terminated pursuant to its terms, may be terminated prior to the end of its initial stated term, we may face termination fees in connection with such termination, and any of the above may cause a material adverse effect on our results of operations and financial condition and may cause the value of our common stock to decline in value.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2023, the net operating loss carry-forwards are approximately $146.0 million, after consideration of the results from a 382 study which was completed during 2021. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the years ended December 31, 2023, 2022 and 2021. However, in the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower net realizable value for the products being held for sale, we may be required to take significant impairment charges, which could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
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
Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures”, as of December 31, 2023, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2018.
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

As of December 31, 2023, the material weakness in our internal control over financial reporting related to the fact that the Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain controls to ensure appropriate segregation of duties, adequately restricted user access to certain financial applications and data to appropriate Company personnel, and monitoring of IT control activities. These IT deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.
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

Risks Relating to Acquisitions and Divestitures
We may enter into joint ventures or sell all or portions of our facilities, assets or operations in the future.
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
Our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, may be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness, and covenants in such agreements. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness include covenants that directly restrict, or have the effect of restricting, our ability to make certain acquisitions while this indebtedness remains outstanding. To the extent that the amount of our outstanding indebtedness has a negative impact on our stock price, using our common stock as consideration will be less attractive for potential acquisition candidates. The future trading price of our common stock could limit our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result could limit the size and scope of our acquisition program. If we are unable to pursue strategic acquisitions that would enhance our business or operations, the potential growth of our business and revenues may be adversely affected.
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
We are subject to numerous environmental and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, or agree that we violated such laws and regulations (as we have in the past), our business could be materially and adversely affected.
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
Like other petroleum refiners, we are subject to numerous federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. As of December 31, 2023 and December 31, 2022, we have $1.4 million recorded in accrued liabilities for anticipated environment clean-up costs. Future environmental clean-up costs, fines or other required corrective actions in the future may be material, and may have a material adverse effect on our cash flows, results of operations, and the value of our securities.
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
As of December 31, 2023, our RIN liability and Benzene credit liability was $46.7 million, which amount is required to be paid by March 31, 2025. We are currently not producing sufficient volumes of renewable fuels to satisfy this liability and we do not expect to produce sufficient volumes of renewable fuels to satisfy this liability in the near future, and expect to be required to purchase RINs in the open market in the future to satisfy such liability.
Our RIN liability is currently decreasing based on current market prices. However, we cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. Additionally, the status of EPA RFS exemptions may impact the price of RINs. EPAs policy on granting certain RFS exemptions has changed under the

Biden administration, and some previously granted exemptions have been the subject of legal proceedings that may ultimately result in the reversal of past exemptions. The occurrence of any one or more of these events may increase our operating expenses or make it more difficult for us to operate.
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
In addition to the Renewable Fuel Standards (“RFS”), we and our partners operate in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. The RFS and similar U.S. state and international low-carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance and monitoring, which could require significant expenditures, and presents an increased risk of administrative error. Our low-carbon fuels businesses could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom are reduced, (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our low-carbon projects and could have a material adverse impact on the timing of completion, project returns, and other outcomes with respect to such projects.
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

Risks Related to Our Securities
We currently have an extremely volatile market for our common stock, and the market for our common stock is and may remain volatile in the future.
We currently have an extremely volatile market for our common stock, which market is anticipated to remain volatile in the future, and will likely be subject to wide fluctuations. These fluctuations are expected to be in response to several factors, including, but not limited to:
•actual or anticipated variations in our results of operations;
•plans for acquisitions, timing of planned projects and availability of funding;
•our ability or inability to generate revenues;
•the number of shares in our public float;
•increased competition; and
•conditions and trends in the market for oil refining and re-refining services, transportation services and oil feedstock.
Our common stock is currently listed on The NASDAQ Capital Market. The trading range of our common stock over the past approximately 365 days prior to the filing date of this Report has fluctuated between $11.20 per share on March 6, 2023, and $1.28 per share on February 28, 2024. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.
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
As of the date of the filing, we had (i) outstanding stock options to purchase an aggregate of 3.2 million shares of common stock at a weighted average exercise price of $2.46 per share; (ii) outstanding warrants to purchase 3.8 million shares of common stock at an exercise price of $3.00 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 3.6 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which are subject to customary and other adjustments described in the Indenture governing the Convertible Senior Notes. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.
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
Our outstanding warrants have certain anti-dilutive rights, put and call rights upon the occurrence of a fundamental transaction, and include a limitation on the number of shares of common stock which may be issued upon exercise thereof without shareholder approval.
A total of 2.6 million outstanding warrants have a term through April 1, 2027; a total of 0.2 million outstanding warrants have a term through November 26, 2027; and a total of 1.0 million outstanding warrants have a term through December 28, 2028, each of which have an exercise price of $3.00 per share. All of the warrants include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the warrant agreements evidencing such warrants, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the warrants upon the occurrence of such event, as described in greater detail in the warrant agreements, and increases the number of shares of common stock issuable upon exercise of the warrants, such that the aggregate exercise price of all outstanding warrants remains the same before and after any such dilutive event. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the warrants combined with a significant increase in the number of shares of common stock issuable upon exercise thereof, which could result in significant dilution to existing shareholders.
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
We face significant penalties and damages in the event registration statements registering the resale of the shares of common stock issuable upon exercise of the outstanding warrants is not available for the sale of such shares.
In connection with the grant of the warrants, the Company and the holders of such warrants entered into a Registration Rights Agreement. Under the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement with the SEC, for purposes of registering the resale of the shares of common stock issuable upon exercise of the Warrants no later than July 1, 2022. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Registration Statement; provided, that such date is extended until 75 days after the filing date if the initial Registration Statement is reviewed by the staff of the Commission. The Registration Statement was filed with the SEC and became effective on July 8, 2022. In connection with the grant of the December 2023 Warrants, the Company and the holders of the December 2023 Warrants entered into a Registration Rights Agreement dated December 28, 2023. Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC as soon as reasonably practicable and in no event later than 30 days following December 28, 2023, which Registration Statement was timely filed, for purposes of registering the resale of the shares of common stock issuable upon exercise of the December 2023 Warrants. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Registration Statement; provided, that such date is extended until 105 days after the filing date if the Registration Statement is reviewed by the staff of the Commission which registration statement was declared effective on February 8, 2024.
The Registration Rights Agreements also provide the holders of the warrants certain piggyback and demand registration rights (including pursuant to an underwritten offering, in the event the gross proceeds from such underwritten offering are expected to exceed $35 million).
If, subject to certain limited exceptions described in the Registration Rights Agreements, during the period commencing on the effective date of the Registration Statements and ending on the earlier of the date when there are no registrable securities or the third anniversary of the effective date of the Registration Statements, a registration statement is not continuously effective to allow the sale of the shares underlying the warrants, for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days (which need not be consecutive) during any 12-month period, then, in addition to any other rights such holder of warrants may have under the Registration Rights Agreements or applicable law, (x) on the first such applicable default date, the Company is required to pay to such holder of a Warrant an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the fair market value (such fair market value calculated as required under the Registration Rights Agreements) of the registrable securities held by such holder (the “1% Penalty”), and (y) on each monthly anniversary of such default date until all applicable defaults have been cured, shall pay the 1% Penalty, subject to a maximum penalty of 10% of the fair market value of the registrable securities held by each applicable holder of warrants (such fair market value calculated as required under the Registration Rights Agreements).
The Company has agreed, among other things, to indemnify the holders of the warrants and their affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreements.
In the event the Registration Statements are suspended or terminated, or we otherwise fail to meet certain requirements set forth in the Registration Rights Agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.
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
Holders of the Convertible Senior Notes will have the right to require us to repurchase all or a portion of their Convertible Senior Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the accreted principal amount of the Convertible Senior Notes to be repurchased (currently $15.3 million), plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

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
In addition, the shares underlying the Convertible Senior Notes may be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the Convertible Senior Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Convertible Senior Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Senior Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Senior Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Senior Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
The conversion rate for Convertible Senior Notes converted in connection with a make-whole fundamental change or a notice of redemption for an optional redemption may be increased.
If a make-whole fundamental change occurs prior to the maturity date of the Convertible Senior Notes or upon the issuance of a notice of redemption for an optional redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Senior Notes in connection with such make-whole fundamental change or elects to convert its Convertible Senior Notes called (or deemed called) for optional redemption during the related redemption period, by a number of additional shares of our common stock. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective or the date of the notice and the price paid (or deemed to be paid) per share of our common stock in such transaction or the date of the redemption notice. Provided however, in no event will the conversion rate per $1,000 principal amount of Convertible Senior Notes as a result of this adjustment exceed maximum 233.6449 shares of common stock.
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
Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity; $35.0 million in market value of listed securities; or $0.5 million in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum requirement, we may not maintain $35.0 million in market value of listed securities, and we may not generate over $0.5 million of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable Nasdaq continued listing requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things have undertaken the following measures:
•Advanced Endpoint Protection
•Disparate Firewall Security technology between the edge and internal networks
•Live monitoring for user permission changes;
•Live monitoring for suspicious file access or activities;
•Advanced intrusion detection and automated threat response; which monitors internal activities in addition to external traffic;
•Enrolled in Oil and Gas ("O&G") threat intelligence service;
•Enrolled in US Cybersecurity & Infrastructure Security Agency ("US CISA") data hygiene service; and
•Enrolled in FBI InfraGard threat intelligence.
Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “The Company’s information technology systems could suffer interruptions, failures or breaches and our business operations could be disrupted adversely effecting results of operations and the Company’s reputation” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.
Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. The Board receives information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management, which includes that of the Company. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents.

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
HOLDERS
As of March 6, 2024, there were approximately 296 holders of record of our common stock, not including holders who hold their shares in street name.
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
Outstanding Options; Warrants and Senior Convertible Notes
As of the date of this Report, we have outstanding (i) options to purchase a total of 3.2 million shares of our common stock with a weighted average exercise price of $2.46 per share; (2) outstanding warrants to purchase 3.8 million shares of common stock at an exercise price of $3.00 per share; and (iii) outstanding Convertible Senior Notes which may be converted into a maximum of 3.6 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which are subject to customary and other adjustments described in the Indenture governing the Convertible Senior Notes.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period from October 1, 2023 to the filing date of this Report, except as described below:
On December 28, 2023, the Company granted certain of the Lenders and their affiliates warrants to purchase up to 1.0 million shares of common stock with an exercise price of $3.00 per share. The grant of the warrants was exempt from the registration requirements of the Securities Act, in accordance with Section 4(a)(2) and/or Regulation D, Rule 506 thereunder, since the transaction did not involve a public offering, the recipients confirmed that they were “accredited investors”, and that they were acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.
Also on December 28, 2023, we repriced warrants to purchase 2.8 million shares of common stock (of which warrants to purchase 2.6 million shares of common stock previously had an exercise price of $4.50 per share and warrants to purchase up to 0.2 million shares of common stock previously had an exercise price of $9.25 per share). The warrant repricing was exempt from registration pursuant to Section 4(a)(2) and Section 3(a)(9) of the Securities Act.
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
The following graph compares the cumulative 5-year total return to stockholders on our common stock, relative to the cumulative total returns of NASDAQ Composite Index and a custom peer group. We selected a custom peer group that we believe closely aligns with the breadth and size of our business. This peer group is comprised of Heritage-Crystal Clean (as of 10/16/2023), Calumet Specialty Products Partners L.P., Par Pacific Holdings, Inc., Aemetis, Inc., Clean Energy Fuels, Corp. and Clean Harbors, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each NASDAQ Composite Index and member of the custom peer group, at the market close on the last trading day for the fiscal year ended December 31, 2018 and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Information,” and the audited financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2023, 2022 and 2021 items and year-to-year comparisons between 2023, 2022 and 2021.
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
We currently provide our services in 5 states, primarily in the Gulf Coast, Midwest, and Mid-Atlantic regions of the United States. For the year ending December 31, 2023, we aggregated approximately 67.9 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 59.7 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
Mobile Refinery acquisition. Effective April 1, 2022, we completed the acquisition of the Mobile Refinery, a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 600,000 Bbls of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama. The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute. The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
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
As a result of the Mobile Refinery purchase, Vertex Refining and Shell Trading (US) Company (“STUSCO”) entered into a Crude Oil & Hydrocarbon Feedstock Supply Agreement pursuant to which STUSCO agreed to sell to Vertex Refining, and Vertex Refining agreed to buy from STUSCO, all of the crude oil and hydrocarbon feedstock requirements of the Mobile Refinery, subject to certain exceptions set forth therein. The agreement provides that STUSCO is the exclusive supplier for the Mobile Refinery’s requirement for crude oil and hydrocarbon feedstock.

Additionally, as a result of the Mobile Refinery purchase, we entered into several agreements with Macquarie. Under these agreements, Macquarie agreed to finance the Mobile Refinery’s crude supply and inventories, and we agreed to provide storage and terminalling services to Macquarie. At the time of the acquisition, Macquarie agreed to finance $124.3 million of the $130.2 million of opening inventories. See “Part II”–- “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements under Note 3 “Mobile Refinery Acquisition”.
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
Increase Renewable Diesel Production. The Mobile Refinery began production of RD in May 2023 and achieved the Phase I installed capacity target of 8,000 barrels per day as anticipated. In Phase II, we expect production volumes to ramp up to approximately 14,000 bpd by the end of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.

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
Refining margins have experienced significant decreases during 2023 in each of the benchmark commodities we track compared to the same period in 2022. Global prices for refined products, especially distillates, pulled back during the second quarter of 2023, as the economy slowed, more refineries came onstream, and exports from Russia were re-routed and replaced by fuel from the Middle East. During the twelve months ended December 31, 2023, the Consumer Price Energy Index in the United States decreased 2.0% and the fuel oil index decreased 14.7% impacting our gross margins. The Consumer Price All Items Index increased 3.4% for the same period impacting our operating expenses and slowing economic growth.
The following table sets forth the high and low spot prices during the twelve months ended December 31, 2023, for our key benchmarks.

2023
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$44.50	January 23	$9.58	August 8
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.23	January 23	$1.97	May 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.91	August 11	$1.72	December 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$84.62	September 6	$50.48	January 4
NYMEX Crude Oil (dollars per barrel)	$93.68	September 27	$66.74	March 17
Reported in Platt's US Marketscan (Gulf Coast)
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
Reported in Platt's US Marketscan (Gulf Coast)
The following charts sets forth the monthly price index for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel at our Mobile Refinery during the twelve months ended December 31, 2023.

ULSD - LLS
$/bbl
$50
$40
$30
$20
$10
$0
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

CBOB - LLS
$/bbl
$30
$25
$20
$15
$10
$5
$0
-$5
-$10
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

Jet - LLS
$/bbl
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

The following charts sets forth the price indexes for our renewable fuel feedstock purchases and main finished products, (a) refined, bleached, and deodorized (RBD) soybean oil per million (ppm) of sulfur; (b) NYMEX Heating Oil; and (c) biomass-based diesel RINs (D4 RIN), at our Renewable Diesel unit, during the twelve months ended December 31, 2023:

RBD Soybean Oil
$/lb
$0.90
$0.80
$0.70
$0.60
$0.50
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

NYMEX Heating Oil
$/gal
$3.50
$3.25
$3.00
$2.75
$2.50
$2.25
$2.00
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

D4 RIN
$/RIN
$2.00
$1.80
$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

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

We operate two business segments: (1) the Refining and Marketing segment and (2) the Black Oil and Recovery segment. The table below shows our product categories by segment. For a further description of individual products, please refer to the Glossary of terms at the beginning of this document.

	Refining and Marketing(1)	Black Oil and Recovery (2)
Gasolines	X
Jet Fuel	X
Distillates	X
Renewable diesel	X
Base oil		X
VGO/Marine fuel	X	X
Other refined products (3)	X	X
Pygas	X
Metals (4)		X
Other re-refined products (5)	X	X
Terminalling	X
Oil collection services		X

(1) The Refining and Marketing segment consists primarily of the sale of refined hydrocarbon products such as gasoline, distillates, jet fuel, and intermediates refined at the Mobile Refinery and pygas and industrial fuels, which are produced at a third-party facility (Monument Chemical). During the second quarter of 2023, the Mobile Refinery began processing soybean oil into renewable diesel.
(2) The Black Oil segment's continued operations consist primarily of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants, (c) transportation revenues; and (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (h) sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (i) revenues generated from trading/marketing of Group III Base Oils. On February 1, 2023, the Company sold its Heartland Assets and Operations (which formed a part of the Black Oil segment), and as such, has presented the Company’s Heartland Assets and Operations as discontinued operations.
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
Consolidated Results of Operations
Set forth below are our consolidated results of operations for the fiscal years ended December 31, 2023, and 2022, with December 31, 2023 compared to the prior fiscal year ended December 31, 2022 (in thousands):

	Year Ended December 31,		2023 over 2022
	2023	2022	$ Change
Revenues	$3,177,187	$2,791,715	$385,472
Cost of revenues (exclusive of depreciation and amortization)	3,005,996	2,598,276	407,720
Depreciation and amortization attributable to costs of revenues	27,018	13,429	13,589
Gross profit	144,173	180,010	(35,837)
Selling, general and administrative expenses	168,640	127,782	40,858
Loss on assets impairment	—	—	—
Depreciation and amortization attributable to operating expenses	4,146	3,673	473
Total operating expenses	172,786	131,455	41,331
Income (loss) from operations	(28,613)	48,555	(77,168)
Other income (expense)
Other income (expenses)	633	(306)	939
Gain (loss) on change in value of derivative warrant liability	7,992	7,821	171
Interest expense	(119,567)	(79,911)	(39,656)
Total other expense	(110,942)	(72,396)	(38,546)
Loss before income tax	(139,555)	(23,841)	(115,714)
Income tax benefit	13,385	7,171	6,214
Loss from continuing operations	(126,170)	(16,670)	(109,500)
Income from discontinued operations, net of tax	54,197	18,667	35,530
Net income (loss)	$(71,973)	$1,997	$(73,970)
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
Year ended December 31, 2023, Compared to Prior Year ended December 31, 2022 Discussion
Comparability of consolidated results of operations between the years ended December 31, 2023 and 2022, are affected by the operations of the Mobile Refinery, which we owned for only nine months for the year ended December 31, 2022, and the RD unit, which started operation in May 2023. See Refining and Marketing segment tables that segregate the impact of the Mobile Refinery for this period.
Total revenues increased $385.5 million for the year ended December 31, 2023 compared to the same period in 2022, due primarily to the Mobile Refinery acquisition and the RD unit. The RD unit generated $285.1 million in revenue in 2023, compared to zero in 2022, as the RD unit went live in May 2023, and the Mobile Refinery had a $191.3 million increase in revenue driven by the twelve months of operation in 2023, but only was operational for nine months in 2022 due to us acquiring the refinery in April 2022. These revenue increases; however, were partially offset by the revenue decrease of $43.3 million from black oil operations, and $35.2 million from Crystal Energy, which was caused by the relatively lower commodity prices during 2023, compared to in 2022.
For the year ended December 31, 2023, total cost of revenues (exclusive of depreciation and amortization) increased $407.7 million, compared to the same period in 2022. The RD unit had $324.5 million of cost of revenues during the eight months it was in operation during 2023, and the Mobile Refinery business had a $180.6 million increase in cost of revenues during 2023, compared to 2022. Such increase was partially offset by a decrease of $22.2 million in the cost of revenues from the black oil operating segment and a decrease of $34.3 million in cost of sales from Crystal Energy, which was caused by lower commodity prices, which impacted our feedstock pricing, and decreases in volumes throughout the business.

For the year ended December 31, 2023, total depreciation and amortization expense attributable to cost of revenues was approximately $27.0 million, compared to $13.4 million for the 2022 year, an increase of $13.6 million, mainly due to assets placed in service at the RD unit and the Q1 operation of the Mobile Refinery in 2023, compared to no operation of the Mobile Refinery in Q1 2022.

We had gross profit as a percentage of revenue of 4.5% for the year ended December 31, 2023, compared to gross profit as a percentage of revenues of 6.4% for the 2022 year. The decrease was mainly due to the RD unit operations, which had a $39.1 million gross loss, which was primarily driven by the decrease in RINS prices during the year ended December 31, 2023.
We had operating expenses (excluding depreciation and amortization) of approximately $168.6 million for the year ended December 31, 2023, and $127.8 million for the 2022 year, respectively. The increase of $40.9 million from 2022 to 2023 is primarily due to the Mobile Refinery being fully operational for 2023, and the operating expenses relating to the RD unit, which began operations in May 2023, when compared to the Mobile Refinery only operated nine months in 2022.

We had a loss from operations of approximately $28.6 million for the year ended December 31, 2023, compared to a income from operations of $48.6 million for the year ended December 31, 2022, an increase of $77.2 million in loss from operations, compared to the prior year, which was mostly due to the loss from the RD unit, which was largely impacted by increases in feedstock costs and significant decline in RINS prices.
We had interest expense of approximately $119.6 million for the year ended December 31, 2023, compared to interest expense of $79.9 million for the same period in 2022, an increase in interest expense of $39.7 million. This increase was primarily due to the induced exchange of the Senior Convertible Note of $29.9 million and the increase in interest expenses related to the Term Loan of $9.0 million.
We had a gain on change in value of derivative liability of approximately $8.0 million and $7.8 million for the years ended December 31, 2023, and 2022, respectively, in connection with certain warrants granted in April and May 2022, and December 2023. The gain was mainly due to the fluctuation in the market price of our common stock, warrant exercises, and non-cash accounting adjustments in connection therewith.
We had deferred tax benefit of $13.4 million from continued operations for the year ended December 31, 2023, which was mainly due to the loss in 2023, and carryover from the previous year.
We had a loss from continuing operations of approximately $126.2 million for the year ended December 31, 2023, compared to a loss from continuing operations of $16.7 million for the same period of 2022, an increase in net loss from continuing operations of $109.5 million from the prior period mainly due to the operation of the RD unit described above.
We had income from discontinued operation, net of tax, of approximately $54.2 million and $18.7 million for the year end December 31, 2023, and 2022, respectively. The increase was mainly due to the $53.8 million gain, net of tax, realized from the sale of the Heartland Assets and Operations on February 1, 2023, offset by the $18.4 million decrease in income, net of tax, from operation, due to only one month of operations in 2023.
Operation Results for Discontinued Operations
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
The Sale Agreement included representations and warranties, confidentiality obligations, and covenants of the parties customary for a transaction of this nature and size. The Sale Agreement also provided for indemnification rights of the parties with respect to, among other things, breaches of representations, warranties or covenants by the parties; failures to perform covenants or agreements; transfer taxes; and pre-(HPRM) and post-(GFL) closing operations of the Heartland Refinery, subject to certain limitations, caps and minimum thresholds.
Vertex Operating guaranteed all of the obligations of HPRM pursuant to the terms of the Sale Agreement and GFL Environmental guaranteed all of the obligations of GFL pursuant to the terms of the Sale Agreement. See “Part II”–- “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements under Note 24, "Discontinued Operations" for additional information.

Refining and Marketing Segment
Since April 1, 2022, the Refining and Marketing segment has generated most of its revenues from the sales of petroleum refined products processed at the Mobile Refinery. The Mobile Refinery processes crude oils into refined finished products which include gasolines, distillates including jet fuel, LPGs, and other residual fuels such as VTBs, VGO, olefins, reformate and sulfur. On May 27, 2023, the Mobile Refinery began processing soybean oil into RD. We market these finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels. Most of the Mobile Refinery production is sold through Macquarie Energy North America Trading Inc, under the Inventory Financing Agreement. See “Note 10. Inventory Financing Agreement” of our Notes to Consolidated Financial Statements, included under “Part II, Item 8 Financial Statements and Supplementary Data”.
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
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the year ended December 31, 2023 and 2022, the Mobile Refinery generated 96% and 88% of our total consolidated revenue, respectively. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Years Ended December 31,
	2023					2022
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$2,642,702	$270,882	$2,913,584	$132,407	$3,045,991	$2,465,385	$141,259	$2,606,644
Cost of revenues (exclusive of depreciation and amortization and variable production costs shown separately below)	2,368,698	268,093	2,636,791	128,739	2,765,530	2,254,207	138,469	2,392,676
Variable production costs attributable to costs of revenues	96,555	32,532	129,087	—	129,087	61,133	—	61,133
Depreciation and amortization attributable to costs of revenues	11,969	9,335	21,304	814	22,118	9,065	540	9,605
Gross profit (loss)	165,480	(39,078)	126,402	2,854	129,256	140,980	2,250	143,230
Operating expenses
Selling general and administrative expense	80,862	28,389	109,251	8,914	118,165	77,129	5,872	83,001
Depreciation and amortization attributable to operating expenses	2,968	55	3,023	288	3,311	2,208	385	2,593
Total operating expenses	83,830	28,444	112,274	9,202	121,476	79,337	6,257	85,594
Income (loss) from operations	81,650	(67,522)	14,128	(6,348)	7,780	61,643	(4,007)	57,636
Other income (expenses)								—
Other income	—	—	—	—	—	18	—	18
Interest expense	(13,077)	(5,015)	(18,092)	—	(18,092)	(10,414)	—	(10,414)
Net income (loss)	$68,573	$(72,537)	$(3,964)	$(6,348)	$(10,312)	$51,247	$(4,007)	$47,240

Refining adjusted EBITDA *	$101,185	$(56,718)	44,467	$(5,335)	$39,132	$137,465	$(3,013)	$134,452
Key performance indicators:
Fuel gross margin *	$318,622	$3,650	$322,272	$3,731	$326,003	$398,428	$3,171	$401,599
Adjusted gross margin*	$170,078	$(37,664)	$132,414	$2,765	$135,179	$178,834	n/a	n/a
Fuel gross margin per bbl of throughput (1)*	$11.84	$3.37	$11.37	n/a	n/a	$19.93	n/a	n/a
Adjusted gross margin per bbl of throughput (1)*	$6.32	$(34.73)	$4.67	n/a	n/a	$8.95	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$26.16	n/a	n/a	n/a	n/a	$37.94	n/a	n/a
Operating expenses per bbl of throughput (3)	$3.00	$26.18	$3.85	n/a	n/a	$3.86	n/a	n/a
Variable production expenses per bbl of throughput (4)	$3.59	$30.00	$4.55	n/a	n/a	$3.06	n/a	n/a
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
The following table shows average throughput and product yield at the Mobile Refinery for the three months and the years ended December 31, 2023 and 2022.

	Three Months Ended December 31,				Twelve Months Ended December 31,
	2023			2022	2023			2022
	Conventional	Renewable	Total	Conventional	Conventional	Renewable	Total	Conventional
Refinery throughput (bpd)
Crude oil	67,083	—	67,083	77,964	73,734	—	73,734	72,686
Renewable feedstocks (1)	—	3,926	3,926	—	—	3,943	3,943	—
Total throughput	67,083	3,926	71,009	77,964	73,734	3,943	77,677	72,686

Refinery Yields (bpd)
Gasolines	17,826	—	17,826	20,841	18,177	—	18,177	18,049
Distillates	14,510	—	14,510	24,488	15,334	—	15,334	21,424
Jet fuel	12,937	—	12,937	12,196	13,786	—	13,786	11,307
Other (2)	23,457	—	23,457	19,957	26,448	—	26,448	21,575
Renewable diesel	—	3,786	3,786	—	—	3,762	3,762	—
Total yields	68,730	3,786	72,516	77,482	73,745	3,762	77,507	72,355
(1) The renewable diesel unit became operational on May 27, 2023. Total throughput barrels from May 27 through December 31, 2023 were 1,084,305 bbls. Total production of soybean oil for the period was 1,034,592 bbls.
(2) Other includes intermediates and LPGs.
During the year ended December 31, 2023, our Refining and Marketing revenues were approximately $3,046.0 million, of which $2,913.6 million were from the Mobile Refinery operations. Cost of revenues (exclusive of depreciation and amortization and variable production costs) for the same period were $2,765.5 million, of which $2,636.8 million related to the processing costs of the Mobile Refinery. The increase was mainly attributable to the whole year operation of Mobile Refinery in 2023, which only operated for nine months in 2022. Depreciation and amortization attributable to cost of revenues was $21.3 million, mainly attributable to the Mobile Refinery.
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
Gross profit for the segment was $129.3 million for 2023, which was a $13.9 million decrease compared to 2022. Our Mobile Refinery had a decrease of $14.6 million of gross profit from 2022 to 2023, mainly due to the loss from the RD unit operation for 2023.
The Mobile Refinery had $109.3 million in selling, general and administrative expenses for the 2023 year, which is a $32.2 million increase compared to 2022. The increase was mainly driven by the RD unit operation.
Interest expense increased $7.7 million for the year ended December 31, 2023 compared to 2022, primarily due to the inventory financing arrangement.
The following table shows the operating results of the Refining and Market Segment for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31, 2023					Three Months Ended December 31, 2022
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues	$586,292	$72,670	$658,962	$37,570	$696,532	$809,668	$29,099	$838,767
Cost of revenues (exclusive of depreciation and amortization and variable production costs shown separately below)	556,747	66,733	623,480	37,488	660,968	687,105	29,376	716,481
Variable production costs attributable to costs of revenues	19,770	19,497	39,267	—	39,267	29,582	—	29,582
Depreciation and amortization attributable to costs of revenues	2,492	3,997	6,489	240	6,729	3,121	145	3,266
Gross profit (loss)	7,283	(17,557)	(10,274)	(158)	(10,432)	89,860	(422)	89,438
Operating expenses
Selling general and administrative expense	15,162	9,868	25,030	2,195	27,225	28,565	1,363	29,928
Depreciation and amortization attributable to operating expenses	760	21	781	71	852	736	73	809
Total operating expenses	15,922	9,889	25,811	2,266	28,077	29,301	1,436	30,737
Income (loss) from operations	(8,639)	(27,446)	(36,085)	(2,424)	(38,509)	60,559	(1,858)	58,701
Other expenses
Interest expense	(2,473)	(2,820)	(5,293)	—	(5,293)	(3,721)	—	(3,721)
Net income (loss)	$(11,112)	$(30,266)	$(41,378)	$(2,424)	$(43,802)	$56,838	$(1,858)	$54,980

Refining adjusted EBITDA	$(3,895)	$(21,199)	$(25,094)	$(2,118)	$(27,212)	$78,593	$(1,722)	$76,871
Key performance indicators:
Throughput bpd	67,083	3,926	71,009	n/a	n/a	77,964	n/a	n/a
Fuel gross margin	$29,576	$4,375	$33,951	n/a	n/a	$147,068	n/a	n/a
Adjusted gross margin	$8,775	$(15,328)	$(6,553)	n/a	n/a	$104,040	n/a	n/a
Fuel gross margin per bbl of throughput	$4.79	$12.11	$5.20	n/a	n/a	$20.50	n/a	n/a
Adjusted gross margin per bbl of throughput	$1.42	$(42.44)	$(1.00)	n/a	n/a	$14.51	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel	$17.66	n/a	n/a	n/a	n/a	$33.84	n/a	n/a
Operating expenses per bbl of throughput	$2.46	$27.32	$3.83	n/a	n/a	$3.98	n/a	n/a
Variable production expenses per bbl of throughput	$3.20	$53.98	$6.01	n/a	n/a	$3.13	n/a	n/a
The following table shows components of gross profit by each of the quarters in 2023 and 2022, including revenues by product (in thousands):

	Statements of Segment's Operations by Quarters
	Fiscal 2023				Fiscal 2022
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Refining & Marketing
Revenues
Refined products:
Gasolines	$145,567	$199,768	$170,386	$147,721	$194,908	$171,023	$253,602	$7,548
Jet Fuels	124,208	188,791	106,474	142,375	156,349	138,962	143,688	—
Diesel	159,235	194,564	158,819	182,456	319,515	276,355	322,317	21,909
Other refinery products (1)	256,474	383,682	266,927	180,489	104,398	108,336	151,331	—
Re-refined products:
Pygas	3,676	3,898	5,011	3,836	10,494	15,285	20,685	4,690
Other re-refined products (2)	447	611	—	518	50,944	54,663	72,460	572
Services:
Terminalling	6,925	7,398	3,802	1,933	2,159	2,144	2,307	—
Total Revenue	696,532	978,712	711,419	659,328	838,767	766,768	966,390	34,719
Cost of revenues (exclusive of depreciation and amortization shown separately below)	700,235	893,612	710,958	589,812	746,063	714,976	959,684	33,086
Depreciation and amortization attributable to costs of revenues	6,729	6,527	5,568	3,294	3,266	3,111	3,105	123
Gross profit (loss)	$(10,432)	$78,573	$(5,107)	$66,222	$89,438	$48,681	$3,601	$1,510
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
Non-U.S. GAAP financial measures include Adjusted Gross Margin, Fuel Gross Margin and Refining Adjusted EBITDA, as a whole (collectively, the “Non-U.S. GAAP Financial Measures”).
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
Fuel Gross Margin
Fuel Gross Margin is defined as adjusted gross profit (loss) plus or minus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in costs of revenues including realized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), fuel financing costs and other revenues and cost of sales items.
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
The following tables reconcile GAAP gross profit (loss) to Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Refining Adjusted EBITDA for the periods presented (in thousands):

	Years Ended December 31,
	2023					2022
	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$165,480	$(39,078)	$126,402	$2,854	$129,256	$140,980	$2,250	$143,230
Unrealized gain on hedging activities	551	(632)	(81)	(89)	(170)	90	69	159
Inventory valuation adjustments	4,047	2,046	6,093	—	6,093	37,764	—	37,764
Adjusted gross margin	170,078	(37,664)	132,414	2,765	135,179	$178,834	$2,319	$181,153

Variable product costs included in cost of revenues	96,555	32,532	129,087	—	129,087	61,133	—	61,133
Depreciation and amortization attributable to costs of revenues	11,969	9,335	21,304	814	22,118	9,065	540	9,605
RFS expense (mainly RINs)	55,245	—	55,245	—	55,245	68,758	—	68,758
Financing cost	5,969	420	6,389	—	6,389	2,011	—	2,011
Realized loss on hedging activities	(2,486)	102	(2,384)	426	(1,958)	85,238	312	85,550
Other revenues	(18,708)	(1,075)	(19,783)	(274)	(20,057)	(6,611)	—	(6,611)
Fuel gross margin	$318,622	$3,650	$322,272	$3,731	$326,003	$398,428	$3,171	$401,599

Throughput (bpd)	73,734	3,943	77,677	n/a	n/a	72,686	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$11.84	$3.37	$11.37	n/a	n/a	$19.93	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$6.32	$(34.73)	$4.67	n/a	n/a	$8.95	n/a	n/a

Net income (loss)	$68,573	$(72,537)	$(3,964)	$(6,348)	$(10,312)	$51,247	$(4,007)	$47,240
Unrealized loss (gain) on hedging activities	551	(632)	(81)	(89)	(170)	90	69	159
Depreciation and amortization	14,937	9,390	24,327	1,102	25,429	11,273	925	12,198
Other income	—	—	—	—	—	(18)	—	(18)
Interest expenses	13,077	5,015	18,092	—	18,092	10,414	—	10,414
Inventory valuation adjustment	4,047	2,046	6,093	—	6,093	37,764	—	37,764
Acquisition costs	—	—	—	—	—	11,967	—	11,967
Environmental reserve	—	—	—	—	—	1,428	—	1,428
Loss opportunity on initial purchase of inventory	—	—	—	—	—	13,300	—	13,300
Refining adjusted EBITDA	$101,185	$(56,718)	$44,467	$(5,335)	$39,132	$137,465	$(3,013)	$134,452

Black Oil and Recovery Segment
After the acquisition of the Mobile Refinery on April 1, 2022, the revenue of our Black Oil and Recovery segments are less than 10% of consolidated revenue. As a result, we decided, beginning with the third quarter of fiscal 2022, to combine our Black Oil and Recovery segment into one segment which is engaged in operations across the entire used motor oil recycling value chain, including refinement, collection, aggregation, transportation, storage, recovery, and sales of aggregated feedstock and re-refined products to end-users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, petrochemical manufacturing operations, and a diverse network of suppliers who operate similar collection businesses to ours. We own a fleet of collection vehicles, which routinely visit generators to collect and purchase used motor oil.
We operate a refining facility in Baytown, Texas that uses our proprietary Thermal Chemical Extraction Process (“TCEP”), and we also utilize third-party processing facilities. We use TCEP to pre-treat used oil feedstock; prior to shipping to our facility in Marrero, Louisiana, where we re-refine used motor oil and produce VGO, which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process, as well as to the marine fuels market. We also operate a re-refining complex located in Belle Chasse, Louisiana (the “Myrtle Grove facility”). This facility includes ground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil and Recovery and Refining and Marketing segments. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.
We also operate a generator solutions company for the proper recovery and management of hydrocarbon streams and other petroleum-based products, together with the recovery, processing and sale of ferrous and non-ferrous recyclable metal(s) products that are recovered from manufacturing and consumption.
The Black Oil and Recovery Segment excludes our Heartland Assets and Operations, which included the Company's Heartland refinery, which is presented as discontinued operations. See “Part II”–- “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements under Note 23, "Discontinued Operations" for additional information.
The table below represents the operating results of the Black Oil and Recovery Segment for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,		2023 over 2022
	2023	2022	$ Change
Black Oil and Recovery
Revenues	$144,235	$185,071	$(40,836)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	124,731	144,467	(19,736)
Depreciation and amortization attributable to costs of revenues	4,900	3,824	1,076
Gross profit	14,604	36,780	(22,176)
Selling, general and administrative expenses	19,788	17,241	2,547
Depreciation and amortization attributable to operating expenses	164	180	(16)
Income (loss) from operations	(5,348)	19,359	(24,707)
Other income (expenses)
Other income (expenses)	600	(104)	704
Interest expense	(188)	(50)	(138)
Total other income (expenses)	412	(154)	566
Income (loss) before income tax	$(4,936)	$19,205	$(24,141)
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
Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced. The various petroleum products produced are typically a function of Crude Oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange.  These prices are determined by a global market and can be influenced by many factors, including but not limited to supply/demand, weather, politics, and global/regional inventory levels. As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products. Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, continue to experience volatility.

The following table shows components of gross profit by each of the quarters in 2023 and 2022, including revenues by product (in thousands):

	Statements of Segments Operations by Quarters
	Fiscal 2023				Fiscal 2022
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil and Recovery
Revenues
Refined products:
Other refinery products (1)	$31,259	$38,643	$21,797	$29,423	$34,017	$37,608	$56,520	$34,952
Re-refined products:
Metals (2)	3,822	1,964	3,026	3,413	3,276	4,060	4,962	4,057
Other re-refined products (3)	1,225	1,001	509	998	970	527	994	258
Services:
Oil collection services	3,171	2,719	552	713	1,250	566	503	551
Total Revenue	39,477	44,327	25,884	34,547	39,513	42,761	62,979	39,818
Cost of revenues (exclusive of depreciation and amortization shown separately below)	34,481	36,569	23,263	30,418	34,426	34,678	47,459	27,904
Depreciation and amortization attributable to costs of revenues	1,426	1,369	1,062	1,043	1,024	938	958	904
Gross profit	$3,570	$6,389	$1,559	$3,086	$4,063	$7,145	$14,562	$11,010
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

We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. As of the current year-end, the Company believes it has adequate financial flexibility to meet its needs based on its total liquidity position. Furthermore, the Company is currently going through a strategic evaluation process with Bank of America Securities, which started in October 2023, that may result in further enhancements to its current liquidity options.
We had total assets of approximately $854.6 million as of December 31, 2023, compared to $689.4 million at December 31, 2022. The increase was mainly due to the construction of the RD unit at the Mobile Refinery, which includes accounts receivable, prepaid expenses and other current assets, right-of-use financing and operating lease assets, and inventory levels, due to the increases in volumes during the year ended December 31, 2023. We had cash of $80.6 million as of December 31, 2023, compared to cash of $146.2 million as of December 31, 2022. The decrease in cash was mainly caused by our investment in the RD unit.

We had total current liabilities of approximately $328.8 million as of December 31, 2023, compared to $243.3 million at December 31, 2022. We had total liabilities of $654.2 million as of December 31, 2023, compared to total liabilities of $524.0 million as of December 31, 2022. The increase in current liabilities was mainly due to our inventory financing liabilities, and increases in accounts payable, accrued liabilities and operating lease liabilities, as a result of the RD unit operation during the year ended December 31, 2023, compared to the prior year.
We had working capital of approximately $23.2 million as of December 31, 2023, compared to working capital of $130.1 million as of December 31, 2022. The decrease in working capital from December 31, 2022 to December 31, 2023, is mainly due to an increase in inventory, and increase in prepaid expenses and other current assets, offset by increases in accounts payable and accrued liabilities, current portion of right of use liabilities of operating lease, obligations under our Inventory Financing Agreement (discussed above), for which inventory was purchased in December 2023 to be used for products and sales in early January 2024, and $16.4 million of term loan debt required to be repaid within the next 12 months.
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
Cash Flows from Operating, Investing and Financing Activities
Our current near term plans include continuing to transition the majority of our assets and operations towards our strategy of becoming a leading pure-play energy transition company. The refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset, which we believe positions us to become a pure-play producer of renewable and conventional products. The addition of renewable fuels production associated with the refinery upon completion of the ongoing capital project at the refinery is anticipated to accelerate our strategic focus on "clean" refining.
The renewable diesel unit was commissioned on April 28, 2023, and mechanical completion was achieved in March 2023. The capital project modified the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. The refinery commenced production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel in the second quarter of 2023, with production volumes anticipated to subsequently ramp up to approximately 14,000 bpd by the end of 2024. This project seeks to capitalize on the rapidly growing demand for advanced sustainable fuels, while further expanding upon our commitment to supply lower carbon fuels solutions.
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

Cash flows for the fiscal years ended December 31, 2023, and 2022 were as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Beginning cash, cash equivalents, and restricted cash	$146,187	$136,627
Net cash provided by (used in) continuing and discontinued operations:
Operating activities	(58,632)	96,096
Investing activities	(59,270)	(306,898)
Financing activities	52,288	220,362
Net (decrease) increase in cash, cash equivalents, and restricted cash	(65,614)	9,560
Ending cash, cash equivalents, and restricted cash	$80,573	$146,187
The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included under the cash flows table included in “Part II” - “Item 9. Controls and Procedures” of this Report includes only cash flow information for our continued operations.
Our current primary sources of liquidity are cash generated from operations, cash flows from the November 2021 sale of the Convertible Senior Notes and amounts borrowed under the Term Loan on April 1, 2022 (approximately $124 million), May 26, 2022 ($40 million), and December 28, 2023 ($50 million).
Operating activities used net cash of $58.6 million for the year ended December 31, 2023, as compared to providing cash of $96.1 million in 2022 and $9.8 million in 2021. The primary reason for the net $156.8 million change in cash used by operating activities for the year ended December 31, 2023, compared to the same period in 2022, was the operation of the RD unit of Mobile Refinery, and the net change of current assets and liabilities associated therewith, which had a net use on cash of around $31.2 million in 2023, compared to the net cash benefit of $37.2 million in 2022.
Investing activities used cash of $59.3 million for the year ended December 31, 2023, as compared to using cash of $306.9 million in 2022, due mainly to the purchase of fixed assets and the acquisition of the Mobile Refinery in 2022.
Financing activities provided cash of $52.3 million during the year ended December 31, 2023, as compared to providing cash of $220.4 million in 2022. Financing activities in 2023 were comprised of proceeds from the Term Loan of $50.0 million and insurance premium finance of $19.6 million, net amount received from inventory financing of $22.1 million, contribution from non-controlling interest of $2.8 million, and amount from the cash exercise of options and warrants of $0.7 million offset by the payment on notes payable and finance leases of $41.6 million. Financing activities in 2022 were comprised of proceeds from the Term Loan of $165.0 million and insurance premium finance of $8.3 million, from inventory financing of $117.2 million and from the cash exercise of options and warrants of $0.7 million offset by the payment on redemption of non-controlling interest of $50.7 million, distribution to noncontrolling interest of $0.4 million and payment on notes payable and capital leases of $19.8 million.
More information regarding our loan agreements, leases, Term Loan and Convertible Senior Notes, can be found under “Part II”–- “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements under “Note 15. Long-Term Debt”.
Need for additional funding
Our refining businesses will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these process costs and would depend on the location and site specifics of the facility.
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
Furthermore, the Company is currently going through a strategic evaluation process with Bank of America Securities, which started in October 2023, that may result in further enhancements to its current liquidity options and may include slowing the pace of certain capital projects across the Company.

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
Revenue Recognition
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms, as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, there were no judgments or estimates made that the Company deems significant.
The nature of the Company's contracts give rise to certain types of variable consideration. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and its best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. A majority of the Company's contracts qualify as normal purchase and normal sale transactions.

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
Fair value of financial instruments
Under the FASB Accounting Standards Codification (“ASC”), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.
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
Our Level 2 liabilities include our marked to market changes in the estimated value of our RINs and other environmental credits and open derivative contracts held at the balance sheet date.

Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our outstanding Convertible Senior Notes, of which a significant amount were exchanged for equity in January 2022, and outstanding Term Loan warrants.

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

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value. See “Part II”–- “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements under “Note 3. Mobile Refinery Acquisition” for more detailed information.

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
The Company, in accordance with ASC 815-40-25 and ASC 815-10-23 Derivatives and Hedging, determined that the Offtake Agreement with Idemitsu is a derivative agreement, but meets the qualifications for normal purchase normal sale ("NPNS"). The Company elected to apply the normal purchase normal sale exception to the derivative contract. For contracts elected within the NPNS scope exception, the contracts are accounted for under accrual accounting (ASC 606, Revenue from Contracts with Customers). Regarding presentation within the Statement of Cash Flows, contracts designated as NPNS are considered operating cash flows.

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, accounted for its warrants as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, term and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.
Leases
The Company determines whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. According to ASU No. 2016-02, Leases (Topic 842), the Company elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets.  We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Additional information and disclosures required by this new standard are contained in “Part II” -“Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 16. Leases”.
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
At December 31, 2023, the Company had one variable-rate term loan outstanding.
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
Compliance Program Price Risk
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

Item 8. Financial Statements and Supplementary Data
VERTEX ENERGY, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 6, 2024, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relate.
Renewable Identification Numbers (“RINs”) Obligation - Refer to Note 2 and Note 14 to the financial statements
Critical Audit Matter Description
During 2022, the Company acquired a refinery in Mobile, Alabama. With the acquisition, the Company is now required to meet certain standards of the U.S. Environmental Protection Agency's ("EPA") as it pertains to blending renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard. As described in Notes 2 and 14 to the consolidated financial statements, the RINs obligation is an estimated provision for the purchase of RINs in order to satisfy the EPA annual requirement. At December 31, 2023, the Company's estimated RINs obligation was $46.2 million.

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
To audit the Company's RINs obligation, our audit procedures included, among others, evaluating the appropriateness of management's methodology to calculate the RINs obligation under the Renewable Fuel Standard including testing the completeness and accuracy of the underlying data used by management in estimating the fair value of the obligation. Additionally, we compared the spot prices utilized by the Company in their estimate of the RINs obligation to an independent pricing source.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company's auditor since 2017.
Houston, Texas
March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertex Energy Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Vertex Energy Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 6, 2024, expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and described in management’s assessment. The material weakness related to control activities include ineffective controls over certain IT general controls for information systems relevant to the preparation of financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 6, 2024, on those financial statements.
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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 6, 2024

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$76,967	$141,258
Restricted cash	3,606	4,929
Accounts receivable, net	36,164	34,548
Inventory	182,120	135,473
Prepaid expenses and other current assets	53,174	36,660
Assets held for sale	—	20,560
Total current assets	352,031	373,428

Fixed assets, net	326,111	201,749
Finance lease right-of-use assets, net	64,499	44,081
Operating lease right-of-use assets, net	96,394	53,557
Intangible assets, net	11,541	11,827
Deferred tax assets	—	2,498
Other assets	4,048	2,245
Total non-current assets	502,593	315,957
TOTAL ASSETS	$854,624	$689,385

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$75,004	$20,997
Accrued expenses and other current liabilities	73,636	81,953
Finance lease-current	2,435	1,363
Operating lease-current	20,296	3,713
Current portion of long-term debt	16,362	13,911
Obligations under inventory financing agreements, net	141,093	117,939
Liabilities held for sale, current	—	3,424
Total current liabilities	328,826	243,300

Long-term debt, net	170,701	170,010
Finance lease-non-current	66,206	45,164
Operating lease-non-current	74,444	49,844
Deferred tax liabilities	2,776	—
Derivative warrant liability	9,907	14,270
Other liabilities	1,377	1,377
Total liabilities	654,237	523,965

EQUITY
50,000,000 of total Preferred shares authorized:
Common stock, $0.001 par value per share; 750,000,000 shares authorized; 93,514,346 and 75,668,826 issued and outstanding at December 31, 2023 and 2022, respectively.	94	76
Additional paid-in capital	383,632	279,552
Accumulated deficit	(187,379)	(115,893)
Total Vertex Energy, Inc. stockholders' equity	196,347	163,735
Non-controlling interest	4,040	1,685
Total equity	200,387	165,420
TOTAL LIABILITIES AND EQUITY	$854,624	$689,385
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)
	2023	2022	2021
Revenues	$3,177,187	$2,791,715	$207,760
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,005,996	2,598,276	178,786
Depreciation and amortization attributable to costs of revenues	27,018	13,429	4,043
Gross profit	144,173	180,010	24,931

Operating expenses:
Selling, general and administrative expenses	168,640	127,782	30,606
Loss on assets impairment	—	—	2,124
Depreciation and amortization attributable to operating expenses	4,146	3,673	1,681
Total operating expenses	172,786	131,455	34,411
Income (loss) from operations	(28,613)	48,555	(9,480)
Other income (expense):
Other income (expense)	633	(306)	4,158
Gain (loss) on change in value of derivative warrant liability	7,992	7,821	(15,685)
Interest expense	(119,567)	(79,911)	(3,832)
Total other expense	(110,942)	(72,396)	(15,359)
Loss from continuing operations before income tax	(139,555)	(23,841)	(24,839)
Income tax benefit	13,385	7,171	—
Loss from continuing operations	(126,170)	(16,670)	(24,839)
Income from discontinued operations, net of tax (see note 24)	54,197	18,667	17,178
Net income (loss)	(71,973)	1,997	(7,661)
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest from continuing operations	(487)	(63)	207
Net income attributable to non-controlling interest and redeemable non-controlling interest from discontinued operations	—	6,882	10,496
Net loss attributable to Vertex Energy, Inc.	(71,486)	(4,822)	(18,364)

Accretion of redeemable noncontrolling interest to redemption value	—	(428)	(1,992)
Accretion of discount on Series B and B-1 Preferred Stock	—	—	(507)
Dividends on Series B and B-1 Preferred Stock	—	—	258

Net loss attributable to stockholders from continuing operations	(125,683)	(17,035)	(27,287)
Net income attributable to stockholders from discontinued operations, net of tax	54,197	11,785	6,682
Net loss attributable to common stockholders	$(71,486)	$(5,250)	$(20,605)

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)
	2023	2022	2021
Basic income (loss) per common share
Continuing operations	$(1.47)	$(0.24)	$(0.48)
Discontinued operations, net of tax	0.63	0.17	0.12
Basic loss per common share	$(0.84)	$(0.07)	$(0.36)

Diluted income (loss) per common share
Continuing operations	$(1.47)	$(0.24)	$(0.48)
Discontinued operations, net of tax	0.63	0.17	0.12
Diluted loss per common share	$(0.84)	$(0.07)	$(0.36)

Shares used in computing income (loss) per share
Basic	85,596	70,686	56,303
Diluted	85,596	70,686	56,303
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2023, 2022 AND 2021
(in thousands except par value)
	Common Stock		Series A Preferred		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity
	Shares	$0.001 Par	Shares	$0.001 Par
Balance on December 31, 2020	45,555	$46	420	$—	$94,570	$(90,009)	$1,318	$5,925
Dividends on Series B and B1 Preferred Stock	—	—	—	—	—	(372)	—	(372)
Accretion of discount on Series B and B1 Preferred Stock	—	—	—	—	—	(507)	—	(507)
Conversion of B1 Preferred Stock to common	7,722	7	—	—	12,038	—	—	12,045
Share based compensation expense	—	—	—	—	863	—	—	863
Exercise of options	1,800	2	—	—	2,188	—	—	2,190
Exercise of B1 warrants	3,093	3	—	—	16,402	—	—	16,405
Conversion of Series A Preferred stock to common stock	34	—	(34)	—	—	—	—	—
Conversion of Series B Preferred Stock to common stock	5,084	5	—	—	12,559	630	—	13,194
Distribution to noncontrolling	—	—	—	—	—	—	(169)	(169)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	(1,992)	—	(1,992)
Contribution from noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	—	—	(18,364)	10,703	(7,661)
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(9,844)	(9,844)
Balance on December 31, 2021	63,288	63	386	—	138,620	(110,614)	1,997	30,066
Conversion of Series A Preferred stock to common stock	386	1	(386)	—	—	—	—	1
Conversion of Convertible Senior Notes, net	10,165	10	—	—	59,812	—	—	59,822
Reclass of derivative liabilities	—	—	—	—	78,789	—	—	78,789
Share based compensation expense	—	—	—	—	1,574	—	—	1,574
Exercise of warrants	1,209	1	—	—	(1)	—	—	—
Exercise of options	622	1	—	—	729	—	—	730
Adjustment of redeemable non controlling interest	—	—	—	—	29	(29)	—	—
Distribution to noncontrolling	—	—	—	—	—	—	(380)	(380)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	(428)	—	(428)
Redemption of noncontrolling interest	—	—	—	—	—	—	41	41
Net income (loss)	—	—	—	—	—	(4,822)	6,819	1,997
Less: amount attributable to redeemable non-controlling interest	—	—	—	—	—	—	(6,792)	(6,792)
Balance on December 31, 2022	75,670	76	—	—	279,552	(115,893)	1,685	165,420
Issuance of restricted stock	113	—	—	—	—	—	—	—
Exercise of options	526	1	—	—	682	—	—	683
Share based compensation expense	—	—	—	—	2,285	—	—	2,285
Conversion of Convertible Senior Note, net	17,206	17	—	—	101,113	—	—	101,130
Contribution from noncontrolling shareholder	—	—	—	—	—	—	2,842	2,842
Net loss	—	—	—	—	—	(71,486)	(487)	(71,973)
Balance on December 31, 2023	93,515	$94	—	$—	$383,632	$(187,379)	$4,040	$200,387
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2023, 2022 AND 2021
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(71,973)	$1,997	$(7,661)
Net income from discontinued operations, net of tax	54,197	18,667	17,178
Net loss from continuing operations	(126,170)	(16,670)	(24,839)
Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities:
Stock-based compensation expense	2,285	1,574	862
Depreciation and amortization	31,164	17,102	5,724
(Reduction in) provision for bad debt	(224)	242	826
Loss (gain) on commodity derivative contracts	(2,858)	87,978	2,258
Provision for environment clean up	—	1,428	—
Gain on forgiveness of debt	—	—	(4,222)
Net cash settlement on commodity derivatives	6,575	(92,556)	(2,436)
Loss on sale of assets	—	220	64
Loss on assets impairment	—	—	2,124
Amortization of debt discount and deferred costs	78,779	49,251	1,231
Deferred income tax benefit	(13,385)	(7,171)	—
Loss (gain) on change in value of derivative warrant liability	(7,992)	(7,821)	15,685
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,075)	(27,183)	(821)
Inventory	(45,231)	2,586	(3,997)
Prepaid expenses	(21,027)	(26,724)	(1,615)
Accounts payable	53,593	10,850	1,054
Accrued expenses	(9,855)	77,647	2,551
Other assets	(1,061)	56	(48)
Net cash (used in) provided by operating activities from continuing operations	(58,482)	70,809	(5,599)
Cash flows from investing activities
Deposit for refinery purchase and related costs	—	—	(13,663)
Internally developed or purchased software	(3,223)	(149)	—
Proceeds from sale of discontinued operation	92,034	—	—
Redemption of noncontrolling entity	—	556	—
Proceeds from the sale of assets	7	395	75
Acquisition of business, net of cash	(7,775)	(227,525)	2
Purchase of fixed assets	(140,313)	(75,512)	(2,331)
Net cash used in investing activities from continuing operations	(59,270)	(302,235)	(15,917)
Cash flows from financing activities
Line of credit payments, net	—	—	(133)
Proceeds received from exercise of options and warrants	683	730	6,921
Net borrowings on inventory financing agreements	22,154	117,189	—
Contribution received from noncontrolling interest	2,842	—	2
Distribution to non-controlling interest	—	(380)	(169)
Redemption of redeemable noncontrolling interest	—	(50,666)	—
Payments on finance leases	(2,045)	(819)	(844)
Proceeds from issuance of notes payable	68,236	173,256	143,831
Payments made on notes payable	(39,582)	(18,948)	(15,836)
Net cash provided by financing activities from continuing operations	52,288	220,362	133,772

Discontinued operations:
Net cash (used in) provided by operating activities	(150)	25,287	15,349
Net cash used in investing activities	—	(4,663)	(1,973)
Net cash provided by (used in) discontinued operations	(150)	20,624	13,376
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2023, 2022 AND 2021
	2023	2022	2021

Net change in cash and cash equivalents and restricted cash	(65,614)	9,560	125,632
Cash and cash equivalents and restricted cash at beginning of the year	146,187	136,627	10,995
Cash and cash equivalents and restricted cash at end of year	$80,573	$146,187	$136,627

Cash and cash equivalents	$76,967	$141,258	$36,130
Restricted cash	3,606	4,929	100,497
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$80,573	$146,187	$136,627

SUPPLEMENTAL INFORMATION
Cash paid for interest	$47,430	$33,901	$2,273
Cash paid for income taxes	—	—	—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series B and B1 Preferred Stock into common stock	$—	$—	$24,610
Dividends on Series B and B-1 Preferred Stock	$—	$—	$(258)
Accretion of discount on Series B and B-1 Preferred Stock	$—	$—	$507
Accretion of redeemable noncontrolling interest to redemption value	$—	$428	$1,992
Equipment acquired under finance leases	$24,159	$46,351	$552
Equipment acquired under operating leases	$55,114	$20,452	$89
Reclass derivative liabilities	$—	$78,789	$—
Conversion of Convertible Senior note, including inducement common stock	$101,130	$59,822	$—
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company focused on the production and distribution of conventional and alternative fuels. We operate used motor oil processing plants in Houston, Texas, Port Arthur, Texas, and Marrero, Louisiana.
Since April 1, 2022, we have owned a refinery in Mobile, Alabama (the “Mobile Refinery”) with an operable refining capacity of 75,000 barrels per day (“bpd”) and more than 3.2 million barrels of storage capacity. The total purchase consideration was $75.0 million in cash plus $16.3 million in previously agreed upon capital expenditures and miscellaneous prepaid and reimbursable items. At the time of the acquisition, the Company also purchased $130.0 million in hydrocarbon inventories of which $124.0 million were financed under an inventory financing agreement. See Note 3 “Mobile Refinery Acquisition” and Note 10 “Inventory Financing Agreement” for additional information.
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
On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our then wholly-owned subsidiary, which owns the Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”). Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of HPRM and GFL as discussed in greater detail below.
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
As a result of the above, the Company determined to present the Heartland Assets and Operations as discontinued operations as of December 31, 2023, 2022 and 2021.
Refining and Marketing
Effective April 1, 2022, we completed the acquisition of a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 3.2 million barrels (bbls) of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes heavy and sour crude to produce heavy olefin feed, regular gasoline, premium gasoline, jet fuel, and diesel fuel.
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
Black Oil and Recovery
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 30 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to its customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. The Company believes these contracts are beneficial to all parties involved because they help ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility, which was sold on February 1, 2023, we produced a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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
•HPRM LLC (“HPRM”), a Delaware Limited Liability Company. HPRM is currently owned 100% by Vertex Operating.
•Vertex Refining Myrtle Grove LLC (“MG SPV”), is a special purpose entity formed to hold the Belle Chasse, Louisiana, re-refining complex, which entity is currently 100% owned by Vertex Operating as a result of the transaction which closed on April 1, 2022, as discussed below under “Note 23. Non-Controlling Interest” - “Myrtle Grove Facility”.
•Crystal Energy, LLC ("Crystal Energy") purchases, stores, sells, and distributes refined motor fuels. These activities include the wholesale distribution of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment. The business operations ceased in December 2023.
•Vertex Energy Operating, LLC ("Vertex Operating"), is a holding company for various of the subsidiaries described above.
•Vertex Refining Alabama, LLC, ("VRA"), owns and operates a refinery located in Mobile, AL, which produces multiple hydrocarbon products.
• Vertex Marine Fuel Services LLC (“Vertex Marine”) purchases and sells marine fuels to third parties.
• Vertex Renewables LLC owns and operates a refinery located in Mobile, AL, which produces renewable diesel.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash as of December 31, 2023, consisted of a $2.0 million deposit in a bank for financing of a short-term equipment lease, $1.5 million held in an escrow account in connection with the sale of Vertex OH, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. Restricted cash as of December 31, 2022, consisted of a $4.8 million deposit in a bank for financing of a short-term equipment lease, and a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable represents amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, do not bear interest and are not collateralized.

The Company is exposed to credit losses primarily through our sales of refined products of UMO business. Our conventional refinery business has limited exposure to credit loss due to the nature of customers that we regularly deal with. The Company uses its best estimate to determine its bad debt reserves based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events, and historical write-off experience. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. The Company reviews the adequacy of its reserves and allowances quarterly. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2023, 2022 or 2021.
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
The crude oil remains in the legal title of Macquarie and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, Macquarie takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase any unsold inventory. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement occurs at the end of the reporting period.
Throughout the term of the agreement, when Vertex repurchases the crude and refined products from Macquarie or otherwise directs Macquarie to sell such crude and refined products to third parties, the Company decreases the product financing liability balance accordingly.
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
Hydrocarbon and renewable diesel inventories at the Mobile Refinery are stated at the lower of cost or net realizable value using the weighted average inventory accounting method. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales. See Note 9 “Inventory” and Note 10 “Inventory Financing Agreement” for more information.
Other locations. Inventories from our legacy business consist of feedstocks and refined petroleum products and recovered ferrous and non-ferrous metals. These commodity inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) accounting method.
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by the Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RIN obligations, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RIN obligations on a net basis in accrued expenses when its RIN liability is greater than the amount of RINs earned and purchased in a given period and in prepaid and other current assets when the amount of RINs earned and purchased is greater than the RIN liability.
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
Business Combinations and Goodwill
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
The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.
Environmental Obligations
We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liability represents the expected costs of remediating contaminated soil and groundwater at the site. Costs of future expenditures for environmental remediation obligations are discounted to their present value.
Fair Value of Financial Instruments
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company has elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, the Company implemented guidelines relating to the disclosure of its methodology for periodic measurement of our assets and liabilities recorded at fair market value.
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
Our Level 2 liabilities include our marked to market changes in the estimated value of our open derivative commodity contracts and RINs and other environmental credits held at the balance sheet date. The Company estimates the fair values of the crude oil swaps and collars based on published forward commodity price curves for the underlying commodity as of the date of the estimate for which published forward pricing is readily available. The determination of the fair values above incorporates various factors including the impact of the Company's non-performance risk and the credit standing of the counterparty involved in the Company's derivative commodity contracts. In addition, the Company routinely monitors the creditworthiness of its counterparty.
Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Term Loans which were issued on April 1 and May 26, 2022 and December 28, 2023.
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
Revenue Recognition
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms, as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, there were no judgments or estimates made that the Company deems significant.
The nature of the Company's contracts give rise to certain types of variable consideration. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and its best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. A majority of the Company's contracts qualify as normal purchase and normal sale transactions.

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
Commodity sales contracts may meet the definition of a derivative or may contain embedded derivatives that may require bifurcation from the host contract with the customer. ASC 815-10-15 provides criteria that must be met in order for purchases and sales contracts to qualify for “normal purchase normal sale” (NPNS) scope exception. Per ASC 815-10-15-22, NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Company has elected the NPNS for qualifying contracts since no net settlement has occurred in the past or is anticipated in the future.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. The Company reclassified $5.3 million from short term operating lease liabilities to long term operating lease liabilities as of December 31, 2022. This reclassification had no effect on the reported results of operations.
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

Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, RINS, deferred tax assets, and derivative liabilities.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed during the years ended December 31, 2023 and 2022.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method prescribed by FASB ASC Topic 740. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.
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
The Company, in accordance with ASC 815-40-25 and ASC 815-10-23 Derivatives and Hedging, determined that the Offtake Agreement with Idemitsu is a derivative agreement, but that it meets the qualifications for normal purchase normal sale ("NPNS"). The Company elected to apply the normal purchase normal sale exception to the derivative contract. For contracts elected within the NPNS scope exception, the contracts are accounted for under accrual accounting (ASC 606, Revenue from Contracts with Customers). Regarding presentation within the Statement of Cash Flows, contracts designated as NPNS are considered operating cash flows.
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
Earnings Per Share
Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, includes the weighted average of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.
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
In January 1, 2022, we adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU changes accounting for recording contract assets and liabilities acquired in a business combination to improve comparability and consistency. No contract assets or liabilities were acquired through our acquisitions since adoption, thus, our adoption of ASU 2021-08 will not impact on our financial condition, results of operations, and cash flows.
On January 1, 2022, we adopted ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This ASU defines supplier finance programs and establishes new disclosure requirements for such programs. For programs meeting that definition, this ASU requires annual disclosures of key terms, obligations, and certain information related to these programs. Interim disclosure of the amount of outstanding obligations is also required. Our inventory financing agreements do not meet all the necessary criteria within the scope of this ASU, therefore our adoption of ASU 2022-04 will not have a material impact on our financial condition, results of operations, and cash flows.

Accounting pronouncements adopted by the Company in 2023.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires expected credit losses on financial instruments to be recorded over the estimated life of the financial instrument. Prior to this ASU, the guidance required recording of credit losses when those losses were incurred. ASU 2016-13 is applicable to credit losses and allowances on loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and certain other financial assets, but excludes derivative assets under FASB ASC Topic 815 “Derivatives and Hedging.” The guidance in this ASU is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted, and primarily requires adoption on the modified retrospective transition method. On January 1, 2023, we adopted this ASU and our adoption did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
Accounting pronouncements not yet adopted.

The Company has not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.
NOTE 3. MOBILE REFINERY ACQUISITION
On April 1, 2022, the Company completed the acquisition of a 75,000 bpd crude oil refinery located ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) from Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Oil Company and Shell Chemical LP, subsidiaries of Shell plc (“Shell”) (the “Mobile Acquisition”), which provided the Company the opportunity to enter the crude oil refining industry. Total consideration for the acquisition was approximately $227.5 million, of which $124.3 million was paid by Macquarie Energy North America Trading, Inc (“Macquarie”) as a result of the simultaneous sale of such inventory to Macquarie pursuant to an Inventory Sales Agreement between our wholly-owned subsidiary, Vertex Refining, NV, LLC (“Vertex Refining”), and Macquarie. Refer to “Note 10. Inventory Financing Arrangement” for more detailed information.
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

	For the Year Ended December 31,
	2023	2022	2021
Revenue	$2,642,702	$3,216,285	$1,975,500
Net income (loss)	$68,574	$77,336	$(25,800)

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
On February 8, 2021, Penthol filed a complaint against Vertex in the United States District Court for the Southern District of Texas; Civil Action No. 4:21-CV- 416 (the “Complaint”). Penthol sought damages from Vertex for alleged violations of the Sherman Act, breach of contract, business disparagement, fraud, tortious interference with prospective and current business relations, and misappropriation of trade secrets under the Defend Trade Secrets Act and Texas Uniform Trade Secrets Act. On August 12, 2021, United States District Judge Andrew S. Hanen dismissed Penthol’s Sherman Act claim. On May 26, 2023, Judge Hanen granted in part Vertex’s motion for summary judgment and dismissed Penthol’s business disparagement, fraud, and tortious interference claims. Penthol’s remaining claims remain pending. Penthol is seeking a declaration that Vertex has materially breached the agreement; an injunction that prohibits Vertex from using Penthol’s alleged trade secrets and requires Vertex to return any of Penthol’s alleged trade secrets; awards of actual, consequential and exemplary damages, attorneys’ fees and costs of court; and other relief to which it may be entitled. Vertex denies Penthol’s allegations. Vertex denies Penthol’s claims, and believes that Penthol’s termination of the Penthol Agreement was wrongful and resulted in damages to Vertex. Further, Vertex contends that Penthol’s termination of the Penthol Agreement constitutes a breach by Penthol under the express terms of the Penthol Agreement, and that Vertex remains entitled to payment of the amounts due Vertex under the Penthol Agreement for unpaid commissions and unpaid performance incentives. Vertex disputes Penthol’s allegations of wrongdoing and intends to vigorously defend itself in this matter.
The parties agreed to move the pending claims and defenses in the Texas state court lawsuit into the federal court lawsuit. All pending claims between the parties are now in the federal court action.
The parties conducted numerous depositions and substantial document discovery. The case was tried to the bench on October 30, 2023, and a post-trial briefing was submitted on November 22, 2023. Judge Hanen has not yet issued a decision in the case.
Putative Class Action Litigation:
On April 13, 2023, William C. Passmore filed a putative class action lawsuit against the Company; Benjamin P. Cowart, our Chief Executive Officer and Chairman; and Chris Carlson, our Chief Financial Officer; in the United States District Court for the Southern District of Alabama (Southern Division). In May 2023 and June 2023, additional plaintiffs filed virtually identical putative class action lawsuits against the same three defendants, the first of which was filed in the same courthouse and the second of which was filed in the United States District Court for the Southern District of Texas (Houston Division). These three putative class action lawsuits are substantially similar and allege that the Company, through Messrs. Cowart and Carlson, issued materially false and misleading statements, or omitted material information, regarding the projected future financial performance of the Mobile Refinery in 2022. The plaintiffs have asserted claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, against all defendants. On January 24, 2023, the Court in the first-filed case granted the plaintiffs’ motions for consolidation and ordered that the consolidated cases be transferred from the Southern District of Alabama to the Southern District of Texas. The plaintiffs’ pending and competing motions to become lead plaintiff and lead plaintiff’s counsel in the putative class actions will be ruled on by the federal court in Houston.
Shareholder Derivative Lawsuits:
In June 2023, Zachary Sinrich, derivatively on behalf of the Company, filed a shareholder derivative lawsuit against certain current and former Directors (Mr. Benjamin P. Cowart, Mr. Dan Borgen, Mr. Christopher Stratton, Mr. Timothy Harvey, Ms. Karen Maston and Mr. Odeh Khoury) and Officers (Mr. Cowart and Mr. Chris Carlson) in the District Court of Harris County, Texas (Case 2023-35261). The suit alleges that the Directors and Officers of the Company breached duties owed to the Company by allowing the Company to issue materially false and misleading statements, or failing to disclose material information, regarding the projected future financial performance of the Mobile Refinery in 2022. The plaintiff has asserted claims for breach of fiduciary duty and for unjust enrichment against all defendants. Plaintiff is seeking multiple forms of relief, including high-level resolutions for amendments to the Company’s corporate governance documents. On July 19, 2023, the Court granted the plaintiff’s notice of non-suit as to two current Directors (Ms. Maston and Mr. Khoury), dismissing them from the lawsuit without prejudice. On July 27, 2023, the parties filed a joint motion to stay the derivative lawsuit pending the outcome of an anticipated motion to dismiss in the putative securities class action (post-consolidation of the cases). The Court issued an order staying the case, as requested, on August 28, 2023.
The Company is also defending a second shareholder derivative lawsuit filed in late-June 2023. While the named defendants in the second-filed shareholder derivative lawsuit vary slightly from the first-filed shareholder derivative lawsuit, the allegations and relief sought are virtually identical. As was done in the first-filed derivative suits, on October 4, 2023, the parties jointly requested, and the Court granted, a stay of the lawsuit pending the outcome of an anticipated motion to dismiss in the putative securities class action litigation.
Notwithstanding the fact that the Company and the defendants have stayed these cases, even if the putative class actions are successfully dismissed, the Company will need to separately address the plaintiffs’ filing of these shareholder derivative lawsuits.
Martin Energy litigation:
On October 31, 2022, Martin Energy Services LLC (“Martin”) filed a petition against Vertex Refining Alabama LLC, Case No. 2022-71500, in the 234th District Court of Harris County, Texas. Martin claimed breach of contract under a Sales Contract between the parties, fraudulent inducement and fraud by non-disclosure. Vertex filed an answer and alleged various affirmative defenses. Vertex denies the allegations and is vigorously defending them. The parties completed discovery on December 1, 2023. The parties began a bench trial in front of Harris County District Court Judge Lauren Reeder on January 30, 2024, and completed the trial on January 31, 2024. On February 27, 2024, the court rendered judgment that Martin take nothing on its claims for breach of contract, fraudulent inducement and fraud by non-disclosure and each party bear its own costs. It’s unclear at this time whether Martin will appeal the judgment.
Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. As of December 31, 2023 and 2022, we have $1.4 million recorded in accrued liabilities for anticipated environment clean-up costs.
NOTE 5. REVENUES

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Year ended December 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate & Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$3,045,991	$144,235	$(13,039)	$3,177,187
Sources of Revenue
Refined products:
Gasolines	$663,442	$—	$—	$663,442
Jet Fuels	561,848	—	—	561,848
Diesel	695,074	—	—	695,074
Renewable diesel	269,807	—	—	269,807
Other refinery products (1)	817,766	121,122	(13,039)	925,849
Re-refined products:
Pygas	16,421	—	—	16,421
Metals (2)	—	12,226	—	12,226
Other re-refined products (3)	1,576	3,733	—	5,309
Services:
Terminalling	20,057	—	—	20,057
Oil collection services	—	7,154	—	7,154
Total revenues	$3,045,991	$144,235	$(13,039)	$3,177,187

	Year ended December 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate & Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$2,606,644	$185,071	$—	$2,791,715
Sources of Revenue
Refined products:
Gasolines	$627,081	$—	$—	627,081
Jet Fuels	438,999	—	—	438,999
Diesel	940,095	—	—	940,095
Other refinery products (1)	364,065	163,095	—	527,160
Re-refined products:
Pygas	51,154	—	—	51,154
Metals (2)	—	16,356	—	16,356
Other re-refined products (3)	178,639	2,749	—	181,388
Services:
Terminalling	6,611	—	—	6,611
Oil collection services	—	2,871	—	2,871
Total revenues	$2,606,644	$185,071	$—	$2,791,715

	Year ended December 31, 2021
	Refining & Marketing	Black Oil & Recovery	Corporate & Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$93,230	$114,530	$—	$207,760
Sources of Revenue
Refined products:
Gasolines	$23,928	$—	$—	$23,928
Diesel	54,263	—	—	54,263
Other refinery products (1)	—	85,253	—	85,253
Re-refined products:
Pygas	13,438	—	—	13,438
Metals (2)	—	23,707	—	23,707
Other re-refined products (3)	1,601	1,904	—	3,505
Services:
Oil collection services	—	3,666	—	3,666
Total revenues	$93,230	$114,530	$—	$207,760

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
NOTE 6.  SEGMENT REPORTING
The Refining and Marketing segment consists primarily of the sale of gasoline, diesel, renewable diesel and jet fuel produced at the Mobile Refinery as well as pygas and industrial fuels, which are produced at a third-party facility. During the second quarter of 2023, the Mobile Refinery began processing soybean oil into renewable diesel.
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
Segment information for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

YEAR ENDED DECEMBER 31, 2023
	Refining and Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$3,007,937	$121,122	$(13,039)	$3,116,020
Re-refined products	17,997	15,959	—	33,956
Services	20,057	7,154	—	27,211
Total revenues	3,045,991	144,235	(13,039)	3,177,187
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,894,617	124,731	(13,352)	3,005,996
Depreciation and amortization attributable to costs of revenues	22,118	4,900	—	27,018
Gross profit	129,256	14,604	313	144,173
Selling, general and administrative expenses	118,165	19,788	30,687	168,640
Depreciation and amortization attributable to operating expenses	3,311	164	671	4,146
Income (loss) from operations	7,780	(5,348)	(31,045)	(28,613)
Other income (expenses)
Other income (expense)	—	600	33	633
Gain on change in derivative liability	—	—	7,992	7,992
Interest expense	(18,092)	(188)	(101,287)	(119,567)
Total other income (expense)	(18,092)	412	(93,262)	(110,942)
Loss from continuing operations before income tax	$(10,312)	$(4,936)	$(124,307)	$(139,555)

Total capital expenditures	$127,729	$12,584	$—	$140,313

YEAR ENDED DECEMBER 31, 2022
	Refining and Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$2,370,240	$163,095	$—	$2,533,335
Re-refined products	229,793	19,105	—	248,898
Services	6,611	2,871	—	9,482
Total revenues	2,606,644	185,071	—	2,791,715
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,453,809	144,467	—	2,598,276
Depreciation and amortization attributable to costs of revenues	9,605	3,824	—	13,429
Gross profit	143,230	36,780	—	180,010
Selling, general and administrative expenses	83,001	17,241	27,540	127,782
Depreciation and amortization attributable to operating expenses	2,593	180	900	3,673
Income (loss) from operations	57,636	19,359	(28,440)	48,555
Other income (expenses)
Other income (expense)	18	(104)	(220)	(306)
Gain on change in derivative liability	—	—	7,821	7,821
Interest expense	(10,414)	(50)	(69,447)	(79,911)
Total other income (expense)	(10,396)	(154)	(61,846)	(72,396)
Loss from continuing operations before income tax	$47,240	$19,205	$(90,286)	$(23,841)

Total capital expenditures	$72,588	$2,924	$—	$75,512

YEAR ENDED DECEMBER 31, 2021
	Refining and Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$78,191	$85,253	$—	$163,444
Re-refined products	15,039	25,611	—	40,650
Services	—	3,666	—	3,666
Total revenues	93,230	114,530	—	207,760
Cost of revenues (exclusive of depreciation and amortization shown separately below)	89,570	89,216	—	178,786
Depreciation and amortization attributable to costs of revenues	509	3,534	—	4,043
Gross profit	3,151	21,780	—	24,931
Selling, general and administrative expenses	3,277	14,444	12,885	30,606
Loss on Assets Impairment	—	2,124	—	2,124
Depreciation and amortization attributable to operating expenses	434	234	1,013	1,681
Income (loss) from operations	(560)	4,978	(13,898)	(9,480)
Other income (expenses)
Other income (expense)	—	—	4,158	4,158
Loss on change in derivative liability	—	—	(15,685)	(15,685)
Interest expense	—	—	(3,832)	(3,832)
Total other income	—	—	(15,359)	(15,359)
Loss from continuing operations before income tax	$(560)	$4,978	$(29,257)	$(24,839)

Total capital expenditures	$—	$2,331	$—	$2,331
Total assets by segment were as follows (in thousands):

AS OF DECEMBER 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$661,101	$106,524	$86,999	$854,624

AS OF DECEMBER 31, 2022
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$410,975	$105,109	$173,301	$689,385

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
NOTE 7. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at December 31 (in thousands):

	2023	2022
Accounts receivable trade	$37,473	$36,098
Allowance for credit losses	(1,309)	(1,550)
Accounts receivable, net	$36,164	$34,548
Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

Bad debt recovery was $224.0 thousand, for the year ended December 31, 2023, and bad debt expense was $241.8 thousand and $825.6 thousand for the years ended December 31, 2022 and 2021, respectively from continued operations.
NOTE 8. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2023 and 2022, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
At December 31, 2023, 2022, and 2021 and for the years then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2023		2022		2021
	% of Revenues	% of Receivables	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	35%	2%	39%	11%	—%	—%
Customer 2	32%	26%	28%	23%	—%	—%
Customer 3	2%	3%	9%	28%	39%	26%
For the years ended December 31, 2023, 2022 and 2021, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2023		% of Revenue by Segment 2022		% of Revenue by Segment 2021
	Refining and Marketing	Black Oil and Recovery	Refining and Marketing	Black Oil and Recovery	Refining and Marketing	Black Oil and Recovery
Customer 1	36%	—%	42%	—%	—%	—%
Customer 2	33%	11%	30%	—%	—%	—%
Customer 3	1%	27%	4%	85%	—%	71%
As of and for the year ended December 31, 2023 and 2022, substantially all of the Company's crude oil, which is used in our Refining and Marketing segment, is purchased from a single vendor. For the year ended December 31, 2021, the Company had one vendor which accounted for 35% of total purchases.

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
NOTE 9. INVENTORY
The following table describes the Company's inventory balances by category as of December 31, 2023 and 2022 (in thousands):

	As of December 31 2023	As of December 31, 2022
Crude oil	$60,702	$59,131
Renewable feedstocks	27,450	—
Refined products	91,911	74,311
Re-refined products	2,057	2,031
Total inventory	$182,120	$135,473

NOTE 10. INVENTORY FINANCING AGREEMENT
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	December 31, 2023	December 31, 2022
Obligations under inventory financing agreement	$141,343	$119,189
Unamortized financing cost	(250)	(1,250)
Obligations under inventory financing agreement, net	$141,093	$117,939

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
Under the Supply and Offtake Agreement, Macquarie purchases the majority of the crude oil utilized at the Mobile Refinery and holds legal title prior to its sale to Vertex Refining for consumption within the Mobile Refinery processing units. Also pursuant to the Supply and Offtake Agreement, Macquarie purchases from Vertex Refining substantially all of the Mobile Refinery’s output of certain refined products and owns such refined products while they are located within certain specified locations at the Mobile Refinery. Macquarie takes title to the refined products stored in our storage tanks until they are sold. We record the inventory owned by Macquarie on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase any unsold inventory.
Pursuant to the Supply and Offtake Agreement and subject to the terms and conditions therein, Macquarie may during the term of the Supply and Offtake Agreement procure crude oil and refined products from certain third parties which may be sold to Vertex Refining or third parties (including customers of Vertex Refining) pursuant to the Supply and Offtake Agreement.
The Supply and Offtake Agreement expires March 31, 2024, subject to the performance of customary covenants, and certain events of default and termination events provided therein, for a facility of that size and type. The agreement automatically extends for another 12 months after the end of the initial term, unless terminated prior to such date by either party with 180 days prior written notice. Neither party exercised the termination clause.

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
Pursuant to the Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time. The following table summarizes the inventory intermediation fees, financing costs, which are included in cost of sale, and interest expenses (in thousands):

	For the Year Ended December 31,
	2023	2022
Intermediation fee	$19,756	$50,766
Inventory financing fees (include over/under)	$6,389	$(5,450)
Interest expense and financing costs, net	$11,553	$6,912

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	As of December 31, 2023	As of December 31, 2022
Prepaid insurance	$8,076	$8,356
Commodity derivative advance	1,502	5,472
Sulfur credits	3,462	1,648
Benzene credits	—	353
Prepaid feedstock	9,845	—
Prepaid freight	3,260	—
Prepaid operating expenses	4,756	5,160
Inventory financing deposit	15,259	10,329
Derivative commodity assets	11	—
Other current assets	7,003	5,342
Total prepaid expenses & other current assets	$53,174	$36,660

NOTE 12. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	December 31, 2023	December 31, 2022
Equipment	7-20	$276,331	$97,120
Furniture and fixtures	7	46	86
Leasehold improvements	15	2,852	2,852
Office equipment	5	1,400	1,433
Vehicles	5	15,087	9,212
Building	20	3,663	2,334
Turnarounds	4	21,100	18,964
Construction in progress		53,467	96,765
Land		9,793	9,168
Total fixed assets		383,739	237,934
Less accumulated depreciation		(57,628)	(36,185)
Net fixed assets		$326,111	$201,749

For the years ended December 31, 2023 and 2022, the Company capitalized interest totaling $6.9 million and $2.1 million, which related to a major construction project at Mobile Refinery.
Depreciation expense was $23.3 million, $11.1 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, for the continued operations.
Construction in progress is related to refining equipment at our various facilities. During August 2021, Hurricane Ida made landfall in southeast Louisiana, approximately 30 miles directly south and west of the Myrtle Grove facility, which resulted in the entire 42 acre Myrtle Grove site to be covered with 4-6 feet of storm surge and thus damages of assets and equipment. The Company reviewed the inspection report and related information from insurance companies and a third party engineer, and determined that there is no 100% certainty around the recoverability of some Construction-In-Progress assets such as fire heaters and pumps and instrumentation. The original values of identical or similar assets was used to determine the impairment amount. The Company recorded $2.1 million of loss on assets impairment within other operating expenses on the Consolidated Statements of Operations in the fourth quarter of 2021, of which the entire amount is related to our Black Oil segment.
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
NOTE 13. INTANGIBLE ASSETS, NET
Components of intangible assets (subject to amortization) consist of the following items (in thousands):

		December 31, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relations	5	$1,658	$989	$669	$978	$974	$4
Vendor relations	10	4,778	4,639	139	4,778	4,575	203
Trademark/Trade name	15	887	657	230	887	608	279
TCEP Technology/Patent	15	13,287	9,724	3,563	13,287	8,838	4,449
Software and cloud	3	12,567	5,627	6,940	9,387	2,495	6,892
		$33,177	$21,636	$11,541	$29,317	$17,490	$11,827
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $4.1 million, $3.7 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated future amortization expense is as follows:

2024	$4,414
2025	2,093
2026	1,314
2027	1,124
2028	517
Thereafter	2,079
$11,541
NOTE 14. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued purchases	$17,685	$21,185
Accrued interest	460	1,488
Accrued compensation and benefits	7,605	6,530
Accrued taxes other than payroll taxes	826	1,102
RINS obligations	46,153	51,355
Benzene credits obligations	531	—
Unearned revenue	325	—
Environmental liabilities - current	51	51
Derivative commodity liability	—	242
	$73,636	$81,953

NOTE 15. FINANCING ARRANGEMENTS
The Company's outstanding debt as of December 31, 2023 and 2022 is summarized as follows (in thousands):

Creditor	Loan Type	2023	2022
Convertible Senior Note	Note	$15,230	$95,178
Term loan due April 1, 2025	Loan	195,950	165,000
SBA Loan	SBA Loan	—	59
Various institutions	Short term loan	6,237	5,602
Principal amount of long-term debt		217,417	265,839
Less: unamortized discount and deferred financing costs		(30,354)	(81,918)
Total debt, net of unamortized discount and deferred financing costs		187,063	183,921
Less: current maturities		(16,362)	(13,911)
Long term debt, net of current maturities		$170,701	$170,010

Future maturities of long-term debt, excluding financing lease obligations, as of December 31, 2023 are summarized as follows (in thousands):

Period Ended December 31,	Amount Due
2024	$16,362
2025	185,825
2026	—
2027	15,230
Total	$217,417

Short Term Loan
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 3.24% to 6.25% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $4,893 thousand at December 31, 2023 and $5,602 thousand at December 31, 2022.
The Company has a short-term promissory note for the purchase of assets with an outstanding balance of $1,344 thousand bearing 8.5% interest rate per annum at December 31, 2023.
Term Loan
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
On September 30, 2022, the parties entered into a second amendment to the Loan and Security Agreement which (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023 (which date the Lender further agreed to extend until July 14, 2023), and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which as previously described, mechanical completion was achieved in connection with in March 2023; and (b) waived and extended certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
On December 28, 2023, the parties entered into a fifth amendment to the Loan and Security Agreement (a) pursuant to which certain of the Lenders (the “Additional Lenders”) agreed to provide an additional term loan in the amount of $50 million (the “Additional Term Loan”, and together with the existing term loans, the “Term Loan”); and (b) the Lender's waived certain technical events of default which had occurred under the Loan and Security Agreement, mainly relating to monetary thresholds for indebtedness and investments; and to include certain other mutually negotiated changes to the Loan and Security Agreement.
Amounts outstanding under the existing Term Loan mature at April 1, 2025, and bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 10.25%, currently 17.25%. Interest is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending March 28, 2024, (ii) in connection with any payment, prepayment or repayment of the Term Loans, and (iii) at maturity (whether upon demand, by acceleration or otherwise). Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on June 28, 2024 and ending on December 31, 2024, Vertex Refining is required to repay $2,687,500 of the principal amount of the Term Loans, subject to reductions in the event of any prepayment of the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $215.0 million term loan to Vertex Refining (the “Term Loan”). The Company paid off $19.1 million owed under the term loan during the year ended December 31, 2023.
Warrant Agreements and Derivative Liabilities
In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company to the Lenders (and/or their affiliates) on April 1, 2022 (the “Initial Warrants”). The terms of the warrants are set forth in a Warrant Agreement (the “April 2022 Warrant Agreement”) entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into the Amendment No. One to Loan and Security Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “Additional Warrants” and together with the Initial Warrants, the “Warrants”) to purchase 0.25 million shares of the Company’s common stock to the Additional Lenders and their affiliates. The terms of the Additional Warrants are set forth in a Warrant Agreement (the “May 2022 Warrant Agreement” and together with the April 2022 Warrant Agreement, the “Prior Warrant Agreements”) entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into Amendment No. Five to Loan and Security Agreement, and as a required term and condition thereof, on December 28, 2023, the Company granted warrants (the “New Warrants”) to purchase 1.0 million shares of the Company’s common stock to the additional lenders and their affiliates. As additional consideration for the Lenders agreeing to Amendment No. Five to Loan Agreement, the Company agreed to reprice the Prior Warrants to have an exercise price of $3.00 per share (the “Warrant Repricing”).
Each Warrant holder has a put right to require the Company to repurchase any portion of the warrants held by such holder concurrently with the consummation of a fundamental transaction, as detailed in the agreement. The fundamental transaction clause requires the warrants to be classified as liabilities. The fair value of the warrants is presented in “Note 20. Fair Value Measurements”, and warrant activities are presented in “Note 18. Stock Based Compensation and Warrants”.
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
During the year ended December 31, 2022, holders of an aggregate of $60 million of the Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture. Upon the conversion, the Company recognized $33.9 million unamortized deferred loan cost and discount as interest expense.
On June 12, 2023, pursuant to the terms of certain separate, privately negotiated exchange agreements, the holders of $79.9 million principal amount of the Convertible Senior Notes due 2027, exchanged such principal amount of notes for an aggregate of 17.2 million newly issued shares of common stock. The Company also paid an aggregate of $1.0 million in cash to satisfy accrued and unpaid interest on the converted notes through the closing date of the exchanges. Upon the exchange, the Company recognized $40.7 million unamortized deferred loan cost and discount and $21.2 million in inducement cost as interest expense.
The components of the Convertible Senior Notes are presented as follows (in thousands):

	2023	2022
Principal balance at beginning of period	$95,178	$155,000
Conversion of principal into common stock	(79,948)	(59,822)
Principal balance at the end of period	15,230	95,178
Unamortized discount and issuance costs	(7,157)	(51,005)
Net carrying amount at the end of period	$8,073	$44,173
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES
Finance Leases
The Company's finance leases liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

Creditor	2023	2022
Matheson Tri-Gas	$44,132	$45,311
Plaquemines	994	1,169
Harvey Ford	39	47
DLL financial	47	—
Diego	137	—
Centerpoint Blakely	23,292	—
	$68,641	$46,527
Future payments of finance lease obligations, as of December 31, 2023 are summarized as follows (in thousands):

Year Ended December 31,	Amount Due
2024	$8,446
2025	8,459
2026	8,449
2027	8,410
2028	26,488
Thereafter	57,877
Total	118,129
Less: interest	(49,488)
Present value of financing lease liabilities	68,641
Less: current portion of lease liabilities	(2,435)
Total lease liabilities, net of current portion	$66,206
On January 21, 2023, the Company entered into one finance lease. Payments are $803 per month for three years and the amount of the finance lease obligation is $16.3 thousand at December 31, 2023. The amount of the right of use assets is $17.2 thousand at December 31, 2023.
On April 1, 2023, the Company entered into one finance lease. Base payments are $0.1 million per month for five years. The amount of the right of use assets is $23.4 million at December 31, 2023, and the finance lease obligation is $23.3 million at December 31, 2023.
On December 1, 2023, the Company entered into one finance lease. Payments are $1,000 per month for first 6 months and $3,500 per month for the next 54 months and the amount of the finance lease obligation is $137.3 thousand at December 31, 2023. The amount of the right of use assets is $135.5 thousand at December 31, 2023.
On December 5, 2023, the Company entered into one finance lease. Payments are $639 per month for 64 months and the amount of the finance lease obligation is $30.7 thousand at December 31, 2023. The amount of the right of use assets is

$30.1 thousand at December 31, 2023.
The following table summarizes the lease cost recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost Type	2023	2022	2021
Amortization of finance lease ROU assets	$3,740	$2,291	$114
Interest on lease liabilities	6,004	4,117	99
Net finance lease costs	$9,744	$6,408	$213
Operating Leases
Operating leases are included in operating lease right-of-use lease assets, and operating current and long-term lease liabilities on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for equipment is included in cost of revenues and other rents are included in selling, general and administrative expense on the unaudited consolidated statements of operations.
On April 30, 2023, the Company renewed one operating lease. Base payments are $0.3 million per month for 5 years, then the lease is automatically renewable until either party provides a termination notice at least 90 days prior to the end of the then term. The Company elected 15 years for the lease term to estimate the total amount of the right of use assets and operating lease liabilities, which is $19.9 million as of December 31, 2023.
On November 15, 2022, the Company entered into one operating lease. Base payments are $0.2 million per month for 15 months, then the lease is automatically renewable until either party provides a termination notice at least 90 days prior to the end of the then term. The Company elected 20 years for the lease term to estimate the total amount of the right of use assets and operating lease liabilities, which is $19.6 million as of December 31, 2023.
The following table summarizes the operating lease costs recognized (in thousands):

	Year Ended December 31,
Lease Cost Type	2023	2022	2021
Operating lease cost	$22,285	$8,349	$5,566
Variable lease cost	2,932	1,032	225
Short-term lease cost	23,392	950	1,322
Net lease cost	$48,609	$10,331	$7,113
Cash Flows
During the years ended December 31, 2023, 2022 and 2021, cash paid for amounts included in operating lease liabilities was $22.3 million, $8.3 million and $5.6 million, respectively, and is included in operating cash flows. Cash paid for amounts included in finance lease was $2.0 million, $0.8 million and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in financing cash flows.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2023 (in thousands):

For the period ending December 31,	Facilities	Equipment	Plant	Railcar	Total
2024	$948	$20,168	$8,953	$614	$30,683
2025	842	10,078	8,538	471	19,929
2026	643	5,058	8,538	328	14,567
2027	604	4,371	8,589	165	13,729
2028	584	324	7,735	—	8,643
Thereafter	1,407	—	81,904	—	83,311
Total lease payments	5,028	39,999	124,257	1,578	170,862
Less: interest	(1,481)	(5,761)	(68,656)	(224)	(76,122)
Present value of operating lease liabilities	3,547	34,238	55,601	1,354	94,740
Less: current portion of lease liabilities	(582)	(16,950)	(2,265)	(499)	(20,296)
Total lease liabilities, net of current portion	$2,965	$17,288	$53,336	$855	$74,444

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2023:

Remaining lease term and discount rate:	December 31, 2023
Weighted average remaining lease terms (years)
Lease facilities	6.60
Lease equipment	3.16
Lease plant	15.83
Lease railcar	1.57
Weighted average discount rate
Lease facilities	11.02%
Lease equipment	12.09%
Lease plant	12.28%
Lease railcar	10.18%
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
NOTE 17. EQUITY
Common Stock
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2023 and December 31, 2022, there were 93,514,346 and 75,668,826, respectively, shares of common stock issued and outstanding.

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
During the year ended December 31, 2023, the Company issued 0.5 million shares of common stock in connection with the exercise of options, issued 0.1 million shares of restricted common stock in connection with compensation of board members, and issued 17.2 million shares of the Company's common stock in exchange for $101.1 million in Convertible Senior Notes.
During the year ended December 31, 2022, the Company issued 0.4 million shares of common stock in connection with the conversion of Series A Convertible Preferred Stock into common stock, pursuant to the terms of such securities, issued 1.1 million shares of the Company's common stock in exchange for warrants to purchase 1.5 million shares of the Company's common stock with an exercise price of $2.25 per share, issued 0.1 million shares of the Company's common stock upon the exercise of warrants to purchase 0.2 million shares of the Company's common stock with an exercise price of $4.50 per share on a cash and cashless basis, and issued 10.2 million shares of the Company's common stock upon conversion of $101.1 million in Convertible Senior Notes. In addition, the Company issued 0.6 million shares of common stock in connection with the exercise of options.
During the year ended December 31, 2021, the Company issued 12.8 million shares of common stock in connection with the conversion and exchange of Series B1 and Series B Preferred Stock. In addition, the Company issued 1.8 million shares of common stock in connection with the exercise of options. Also, the Company issued 3.1 million shares of common stock in connection with the exercise of warrants.
Warrant Exchange Agreement
On March 24, 2022, the Company entered into an Exchange Agreement with Tensile Capital Partners Master Fund LP ("Tensile"). Pursuant to the agreement, Tensile agreed to exchange outstanding warrants to purchase 1.5 million shares of the Company’s common stock with an exercise price of $2.25 per share and an expiration date of July 25, 2029, for 1.1 million shares of the Company’s common stock, effectively resulting in a net cashless exercise of the warrants (which were cancelled in connection with the transaction), with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
Warrant Exercise
On July 11, 2022, the holders of warrants to purchase 0.2 million shares of the Company’s common stock exercised warrants to purchase 0.2 million shares of the Company's common stock with an exercise price of $4.50 per share and an expiration date of April 1, 2027, on a cashless basis, and were issued 0.1 million shares of the Company’s common stock, with the value of such surrendered shares based on the five day trailing volume weighted average price of the Company’s common stock.
On July 22, 2022, the holders of warrants to purchase 100 shares of common stock exercised warrants to purchase 100 shares of the Company's common stock with an exercise price of $4.50 per share for cash and were issued 100 shares of common stock.
Conversion of Convertible Senior Notes
During the year ended December 31, 2022, holders of an aggregate of $59.8 million of the Company’s 6.25% Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture.
Exchange of Convertible Senior Notes
On June 12, 2023, holders exchanged $101.1 million of the Company’s 6.25% Convertible Senior Notes due 2027 for 17.2 million newly issued shares of common stock. The exchanged amount consisted of $79.9 million principal amount and inducement for conversion valued at $21.2 million. The Company also paid an aggregate of $1.0 million in cash to satisfy accrued and unpaid interest on the converted notes through the closing date of the exchanges.

NOTE 18. STOCK BASED COMPENSATION AND WARRANTS
The stock based compensation cost that has been charged against income by the Company was $2.3 million, $1.6 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, for options awarded by the Company.
On June 19, 2023, the Board of Directors granted five members of the Board of Directors 113.0 thousand shares of restricted common stock at an effective price of $5.75 per share, of which the first half of such shares vested on December 31, 2023 and second half of such shares vested on January 4, 2024. The grant date fair value is $650 thousand which amount was expensed on December 31, 2023.
Restricted stock activity for the years ended December 31, 2023 is as follows:

Restricted stock issued for Compensation:	Shares (in thousands)	Effective Stock Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value (in thousands)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2022	—	$—	—	$—	$—
Restricted stock issued	113	5.75	0.01	650	—
Outstanding at December 31, 2023	113	$5.75	0.01	$650	$—
Unvested at December 31, 2023	57	$5.75	0.01	$325	$—
Stock option activity for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value (in thousands)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2020	5,104	$1.80	5.55	$4,902	$1,433
Options granted	1,321	1.93	9.00	2,067
Options exercised	(2,042)	1.50	—	(2,140)
Options cancelled/forfeited/expired	(189)	1.40	—	(147)
Outstanding at December 31, 2021	4,194	$1.73	6.37	$4,682	$15,951
Exercisable at December 31, 2021	1,716	$1.98	4.84	$1,707	$15,951

Outstanding at December 31, 2021	4,194	$1.73	6.37	$4,682	$15,951
Options granted	305	10.03	7.25	2,982
Options exercised	(653)	1.65	6.20	(756)
Options cancelled/forfeited/expired	(214)	1.48	—	(294)
Outstanding at December 31, 2022	3,632	$2.46	5.62	$6,614	$19,069
Exercisable at December 31, 2022	1,922	$1.87	3.94	$2,138	$19,069

Outstanding at December 31, 2022	3,632	$2.46	5.62	$6,614	$19,069
Options granted	433	6.46	9.35	2,373
Options exercised	(561)	1.68	3.45	(563)
Options cancelled/forfeited/expired	(291)	2.36	—	(663)
Outstanding at December 31, 2023	3,213	$3.14	5.62	$7,761	7,681
Exercisable at December 31, 2023	1,897	$2.13	4.11	$2,621	$7,681
On November 16, 2023, the Board of Directors accelerated the vesting in full of options to purchase 15.0 thousand shares of common stock at an exercise price of $1.45 per share and 45,000 shares of common stock at an exercise price of $1.92 per share, which was part of the severance payable to a deceased director. The grant date fair value is $94.0 thousand which amount was expensed on December 31, 2023.
On May 14, 2023, the Board of Directors granted 15 employees and 1 officer/director (Benjamin P. Cowart, the Company’s Chief Executive Officer) options to purchase an aggregate of 234.6 thousand and 48.6 thousand shares of common stock, respectively, at an exercise price of $6.46 per share, with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2019 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $1.4 million which amount is being amortized at the rate of $28.9 thousand per month.
On April 17, 2023, the Board of Directors granted 1 employee options to purchase an aggregate of 150.0 thousand shares of common stock, at an exercise price of $6.46 per share, with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant date, under our 2020 Equity Incentive Plan, in consideration for services rendered and to be rendered to the Company. The grant date fair value is $1.0 million which amount is being amortized at the rate of $20.5 thousand per month.
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
As of December 31, 2023, there was $4.1 million of total unrecognized compensation cost. This cost is expected to be recognized over a weighted average period of 2.68 years.
A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value (in thousands)

Outstanding at December 31, 2020	1,500	$2.25	7.70	$1,496
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2021	1,500	$2.25	6.70	$1,496
Exercisable at December 31, 2021	—	$—	6.70	$—

Outstanding at December 31, 2021	1,500	$2.25	6.70	$1,496
Warrants granted	3,000	5.30	4.77	25,670
Warrants exercised	(1,665)	2.47	—	(2,865)
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2022	2,835	$5.35	4.27	$24,301
Exercisable at December 31, 2022	2,835	$5.35	4.27	$24,301

Outstanding at December 31, 2022	2,835	$5.35	4.27	$24,301
Warrants granted	3,835	3.00	3.75	10,368
Warrants exercised/exchanged	—	—	$—	—
Warrants canceled/forfeited/expired	(2,835)	5.35	$—	(24,301)
Warrants at December 31, 2023	3,835	$3.00	3.75	$10,368
Exercisable at December 31, 2023	3,835	$3.00	3.75	$10,368

See "Note 15. Financing Agreements" for a description of the warrants that were granted in conjunction with our Term loan.
NOTE 19. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2023, 2022, 2021, excludes: 1) options to purchase 1,549,681, 3,633,303 and 4,195,168 shares, respectively, of common stock, 2) warrants to purchase 3,834,900, 2,834,900 and 0 shares, respectively, of common stock, 3) Series A Preferred Stock which is convertible into 0, 0 and 385,601 shares of common stock, respectively, and 4) 2,587,935, 22,237,854, 36,214,960 shares of common stock, respectively, which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes.
The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the year ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Basic income (loss) per Share
Numerator:
Net loss attributable to shareholders from continuing operations	$(125,683)	$(17,035)	$(27,287)
Net income attributable to shareholders from discontinued operations, net of tax	54,197	11,785	6,682
Net loss attributable to common shareholders	$(71,486)	$(5,250)	$(20,605)
Denominator:
Weighted-average common shares outstanding	85,596	70,686	56,303
Basic income (loss) per common shares
Continuing operations	$(1.47)	$(0.24)	$(0.48)
Discontinued operations, net of tax	0.63	0.17	0.12
Basic loss per share	$(0.84)	$(0.07)	$(0.36)

Diluted Income (Loss) per Share
Numerator:
Net loss attributable to shareholders from continuing operations	$(125,683)	$(17,035)	$(27,287)
Net income available to shareholders from discontinued operations, net of tax	54,197	11,785	6,682
Net loss available to common shareholders	$(71,486)	$(5,250)	$(20,605)
Denominator:
Weighted-average shares outstanding	85,596	70,686	56,303
Effect of dilutive securities
Stock options and warrants	—	—	—
Diluted weighted-average shares outstanding	85,596	70,686	56,303
Diluted income (loss) per common shares
Continuing operations	$(1.47)	$(0.24)	$(0.48)
Discontinued operations, net of tax	0.63	0.17	0.12
Diluted loss per share	$(0.84)	$(0.07)	$(0.36)

NOTE 20. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets at fair value
Commodity	$—	$11	$—	$11
Total assets at fair value	—	11	—	11
Liabilities at fair value
RINS and environmental credits	—	(46,684)	—	(46,684)
Derivative warrants	—	—	(9,907)	(9,907)
Total liabilities at fair value.	—	(46,684)	(9,907)	(56,591)
Total	$—	$(46,673)	$(9,907)	$(56,580)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets at fair value
Commodity	$—	$—	$—	$—
Total assets at fair value	—	—	—	—
Liabilities at fair value
Commodity	—	(242)	—	(242)
RINS and environmental credits	—	(51,355)	—	(51,355)
Derivative warrants	—	—	(14,270)	(14,270)
Total liabilities at fair value.	—	(51,597)	(14,270)	(65,867)
Total	$—	$(51,597)	$(14,270)	$(65,867)

Level 3 instruments include Initial Warrants, Additional Warrants and New Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing Arrangements". We revalued the 3.8 million warrants granted and outstanding at December 31, 2023 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants	New Warrants
Expected dividend rate	—%	—%	—%
Expected volatility	115%	113%	113%
Risk free interest rate	4.01%	3.93%	3.84%
Expected term	3.3	4.0	5.0

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy for the years ended December 31, 2023 and 2022 (in thousands):

Level Three Roll-Forward
	2023	2022
Balance at beginning of period	$14,270	$75,211
New warrants granted	2,905	25,669
Repricing warrants granted	724	—
Equity component of the convertible senior note	—	(78,789)
Change in valuation of warrants included in net income	(7,992)	(7,821)
Balance at end of period	$9,907	$14,270

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
The mark-to-market effects of these contracts as of December 31, 2023 and December 31, 2022 are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil options and future agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

December 31, 2023
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Dec. 2023-Feb. 2024	$108.18	1	$20
Futures	Dec. 2023-Feb. 2024	$110.33	4	$(156)
Futures	Dec. 2023-May. 2024	$77.94	7	$(63)
Futures	Dec. 2023-May. 2024	$49.94	60	$632
Swap	Dec. 2023-Jan. 2024	$88.39	164	$(372)
Swap	Dec. 2023-Jan. 2024	$25.55	100	$(50)

December 31, 2022
Contract Type	Contract Period	Weighted Average Trade Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Swap	Nov. 2022 - Feb. 2023	$4.19	5	$(42)
Swap	Nov. 2022 - Feb. 2023	$5.51	3	$(27)
Future	Sept. 2022 - Dec. 2022	$32.14	25	$76
Future	Sept. 2022 - Dec. 2022	$23.57	35	$(92)
Future	Nov. 2022 - Feb. 2023	$33.71	10	$(23)
Futures	Sept. 2022 - Dec. 2022	$23.75	10	$30
Futures	Dec. 2022 - Mar. 2023	$36.08	35	$(74)
Futures	Dec. 2022 - Apr. 2023	$35.97	1,000	$(1,100)
Futures	Dec. 2022 - May. 2023	$35.81	1,000	$(1,070)
Futures	Dec. 2022 - Jun. 2023	$35.60	1,000	$2,080

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of December 31, 2023 and 2022 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	2023	2022

	Crude oil future	$652	$2,186
	Crude oil swaps	(422)	(69)
	Crude oil futures	(219)	(2,359)
Prepaid expenses and other current assets or Accrued expenses and other current liabilities		$11	$(242)

For the years ended December 31, 2023, 2022 and 2021, we recognized a $2.9 million gain, and an $88.0 million and $2.3 million loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues.

NOTE 22. INCOME TAXES
The components of income tax benefit (expense) from continued operation for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Federal tax expense	$—	$—	$—
State tax expense	(24)	(9)	—
Deferred:
Federal tax benefit	10,214	5,313	—
State tax benefit	3,195	1,867	—
Total tax benefit	$13,385	$7,171	$—
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense presented in the accompanying consolidated statements of operations was as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Statutory tax on book income	$(28,959)	$(5,007)	$(5,216)
Permanent differences	1,714	(293)	(574)
Change in derivative liability	—	—	2,382
Convertible Debt	4,736	—	—
Change in valuation allowance	12,743	325	7,930
PPP Loan Forgiveness	—	—	(887)
Non-Controlling Interest	102	(1,432)	(2,247)
State Income Tax Expense	(3,176)	(977)	(1,388)
Other	(545)	213	—
Income tax benefit	$(13,385)	$(7,171)	$—
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 is presented below (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
State net operating loss carry forwards	$7,499	$1,624
Accrued bonus and stock-based compensation	579	499
Basis of intangible assets	2,227	2,010
Bad debt/environmental reserve	698	771
Contribution carryover	77	75
Transaction costs	1,041	1,807
Deferred interest expense under section 163(j)	28,613	13,215
Right to use asset	41,861	25,766
Partnership income	—	450
Net operating loss carry forwards	33,240	17,160
Deferred tax assets related to discontinued operations	—	2,181
Less valuation allowance	(18,100)	(505)
Total deferred tax assets	$97,735	$65,053

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Basis of fixed assets	$(55,693)	$(21,393)
Discount on convertible note	(2,591)	(11,820)
Right of use liability	(41,233)	(25,129)
Derivative liability	—	(2,970)
Partnership income	(994)	(434)
Deferred tax liabilities related to discontinued operations	—	(809)
Total deferred tax liabilities	$(100,511)	$(62,555)

Net deferred tax assets (liabilities)	$(2,776)	$2,498
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2023 and 2022, valuation allowances of approximately $18.1 million and $0.5 million, respectively, have been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.
The Company is subject to examination by Federal and State tax authorities for fiscal years 2018 through 2022, except for utilization of net operating losses.
At December 31, 2023, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $146.0 million. Approximately $73.2 million of NOL was acquired as part of the April 2009 merger between World Waste Technologies, Inc. and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2022 reflect a reduction of approximately $31.7 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 will never expire.
NOTE 23. NON-CONTROLLING INTERESTS
Myrtle Grove Facility
On April 1, 2022, the Company, through Vertex Splitter Corporation (“Vertex Splitter”), a wholly-owned subsidiary of the Company, acquired the 15% noncontrolling interest of Vertex Refining Myrtle Grove LLC (“MG SPV”) held by Tensile-

Myrtle Grove Acquisition Corporation (“Tensile-MG”), an affiliate of Tensile Capital Partners Master Fund LP, an investment fund based in San Francisco, California (“Tensile”), from Tensile-Vertex for $7.2 million, which was based on the value of the Class B Unit preference of MG SPV held by Tensile-MG, plus capital invested by Tensile-MG in MG SPV (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-MG as of the closing date. As a result, the Company acquired 100% of MG SPV, which in turn owns the Company’s Belle Chasse, Louisiana, re-refining complex.

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
The table below presents the reconciliation of changes in redeemable noncontrolling interest during the year ended December 31, 2022 (in thousands):

2022
Beginning balance	$6,812
Net loss attributable to redeemable non-controlling interest	(38)
Accretion of non-controlling interest to redemption value	428
Redemption of non-controlling interest	(7,202)
Ending balance	$—

Heartland Re-refining Complex
On May 26, 2022, the Company, through Vertex Splitter, acquired the 65% noncontrolling interest of HPRM held by Tensile-Heartland from Tensile-Vertex Holdings LLC (“Tensile-Vertex”), an affiliate of Tensile for $43.5 million, which was based on the value of the Class B Unit preference of HPRM held by Tensile-Heartland, plus capital invested by Tensile-Heartland in HPRM (which had not been returned as of the date of payment), plus cash and cash equivalents held by Tensile-Heartland as of the closing date. As a result, the Company acquired 100% of HPRM, which in turn owned the Company’s Columbus, Ohio, re-refining complex.
Heartland Redeemable Noncontrolling Interest. In accordance with ASC 480-10-S99-3A, the Company applied a two-step approach to measure noncontrolling interests associated with HPRM at the balance sheet date. First, the Company applied the measurement guidance in ASC 810-10 by attributing a portion of the subsidiary’s net income of $6.8 million to the noncontrolling interest. Second, the Company applied the subsequent measurement guidance in ASC 480-10-S99-3A, which indicates that the noncontrolling interest’s carrying amount is the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 in the first step or (2) the redemption value. At May 26, 2022, the cumulative amount resulting from the application of the measurement guidance in ASC 810-10 was $43.5 million.
The table below presents the reconciliation of changes in redeemable noncontrolling interest relating to HPRM for the year ended December 31, 2022 (in thousands):

2022
Beginning balance	$36,635
Net income attributable to redeemable non-controlling interest	6,829
Redemption of non-controlling interest	(43,464)
Ending balance	$—

The amount of accretion of redeemable noncontrolling interest to redemption value of $428 thousand and $1,992 thousand for 2022 and 2021, respectively, was presented as an adjustment to net income attributable to Vertex Energy to arrive at net income available to common shareholders on the consolidated statements of operations which represent the MG SPV and HPRM accretion of redeemable noncontrolling interest to redemption value combined for the period when the noncontrolling interest redeemed on April 1 and May 26, 2022, respectively.
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

On July 1, 2021, HPRM loaned Vertex Operating $7,000,000, which was evidenced by a Promissory Note (the “Heartland Note”). The Heartland Note accrued interest at the applicable federal rate of interest from time to time, increasing to 12% upon an event of default. Amounts borrowed under the Heartland Note were due on June 30, 2022 or within five (5) days of the closing of a previously pending agreement to sell our used oil operations, which was subsequently terminated (whichever is earlier), and could be prepaid at any time without penalty. In the event the Heartland Note was not paid on or before the applicable due date, we agreed to use our best efforts to raise the funds necessary to repay the note as soon as possible. The Heartland Note was repaid in full on May 26, 2022.

Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net income for the years ended December 31, 2023, 2022 and 2021, respectively, and then added the loss or deducted the income attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations. The below table represents the net income (loss) of VRMLA for the year ended December 31, 2023, 2022 and 2021 (in thousands).

	For The Year Ended December 31,
	2023	2022	2021
Net income (loss) consolidated	$(994)	$50	$1,919
Income (loss) attributed to Non-controlling entity	$(487)	$24	$941
NOTE 24. DISCONTINUED OPERATIONS

On February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owned our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”), for an $87.3 million net cash settlement. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. On June 9, 2023, the Company received $4.8 million as a net working capital adjustment settlement pursuant to the sale agreement.
Accordingly, the Company has presented this division (i.e., the Heartland Assets and Operations) as discontinued operations.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For The Year Ended December 31
	2023	2022	2021
Revenues	$7,366	$85,495	$58,248
Cost of revenues (exclusive of depreciation shown separately below)	4,589	51,815	32,467
Depreciation and amortization attributable to costs of revenues	124	1,566	1,566
Gross profit	2,653	32,114	24,215
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	632	8,501	6,727
Depreciation and amortization expense attributable to operating expenses	21	251	251
Total Operating expenses	653	8,752	6,978
Income from operations	2,000	23,362	17,237
Other income (expense)
Interest expense	—	(39)	(59)
Total other expense	—	(39)	(59)
Income before income tax	2,000	23,323	17,178
Income tax expense	(1,572)	(4,678)	—
Income from discontinued operations, net of tax	428	18,645	17,178
Net gain on sale of discontinued operations, net of tax of $17,110 thousand, $5 thousand and $—, respectively	53,769	22	—
Net income from discontinued operations	$54,197	$18,667	$17,178

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2022, are as follows.

December 31, 2022
ASSETS
Accounts receivable, net	$7,490
Inventory	1,674
Prepaid expenses	183
Total current assets	9,347

Property and equipment, at cost	19,746
Less accumulated depreciation	(9,140)
Property and equipment, net	10,606
Operating lease right-of use assets	44
Intangible assets, net	563
Total noncurrent assets	11,213

Assets held for sale	$20,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,750
Accrued expenses	629
Operating lease liability-current	45
Total current liabilities	3,424

Liabilities held for sale	$3,424

NOTE 25. RELATED PARTY TRANSACTIONS
Through October 26, 2023, the Company had a Related Party Transaction Committee including at least two independent directors who reviewed and pre-approved all related party transactions. Subsequent to October 26, 2023, the Audit Committee

of the Board of Directors, which is made up solely of independent members of the Board of Directors is tasked with the review and approval or disapproval of related party transactions and the Company no longer has a Related Party Transaction Committee.
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors and the former Secretary of the Company, and the current General Counsel of the Company, serves as a partner. During years ended December 31, 2023, 2022 and 2021, we paid $746 thousand, $607 thousand, and $742 thousand, respectively, to such law firm for services rendered, which services include the drafting and negotiation of, and due diligence associated with, the September 2021 Asset Purchase Agreement whereby the Company originally planned to sell its UMO Business, which was subsequently terminated in January 2022, the Heartland Assets Purchase Agreement, which completed on February 1, 2023, and agreement related to the Mobile Refinery acquisition, and related transactions, including the Loan and Security Agreement and Supply and Offtake Agreements.
NOTE 26. SUBSEQUENT EVENTS
On January 22, 2024, Vertex Recovery Management LA, LLC, which the Company owns 51% interest, entered into a $5 million revolving promissory note with Citizens National Bank, N.A. The promissory note bears an interest rate of 7.830% per annum, and will mature on January 22, 2029.
A new shareholder’s derivative lawsuit was filed in Southern District of Texas on Tuesday, February 26, 2024. Vertex counsel (Steptoe LLP) plans to request a stay of the case pending outcome of a motion to dismiss in the securities case, similar to the prior derivative suits.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023, the end of the fiscal period covered by this Report. As of December 31, 2023, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2023. Management’s evaluation was based on a certain material weakness in internal control over financial reporting which existed as of December 31, 2023, as discussed below.
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

Management has determined that the Company continues to have the following material weakness in its internal control over financial reporting as of December 31, 2023:
The Company did not design and maintain adequate and effective controls over certain Information Technology general controls for information systems that are relevant to the internal control over financial reporting. Specifically, we did not design and maintain controls to ensure appropriate segregation of duties, adequately restricted user access to certain financial applications and data to appropriate Company personnel, and monitoring of IT control activities. These IT deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.
While the deficiency described above did not result in a material adjustment to our consolidated financial statements, the material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements and related disclosures that would not be prevented or detected on a timely basis.
Remediation Plans
The Company continues to work to strengthen its internal control over financial reporting and is committed to ensuring that such controls are designed and operate effectively. The Company is implementing process and control improvements company-wide to address the material weakness discussed above, as follows:
•The Company has supplemented existing accounting resources with external advisors to assist with performing activities. The Company has also formed an internal Sarbanes-Oxley (SOX) Control Function to assist with performing internal control activities; and
•The Company reorganized the reporting structure of the IT function to align with the strategic direction of the Chief Financial Officer (CFO) for all operations relative to IT, along with the newly formed internal SOX Control Function providing focus for remediation of the material weakness within IT.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2023, the Company implemented changes to internal controls as follows:
•The Company designed and implemented financial and information technology controls at the conventional refinery business acquired in 2022, located in Mobile, Alabama.
•The Company implemented processes to remediate the material weakness surrounding the documentation relating to the accounting for revenue transactions, specifically procedures over the existence and completeness of contracts and contract modifications.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. Except for information or data specifically incorporated herein by reference under Items 10 through 14, below, other information and data appearing in our 2024 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this Report.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2024 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and "Equity Compensation Plan Information" (including under “Equity Compensation Plan Table”) in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is Ham, Langston & Brezina, L.L.P., Houston, Texas; PCAOB ID#298. The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

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
(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

3.1	Restated Articles of Incorporation of Vertex Energy, Inc		10-K	3.1	3/1/2023	001-11476
3.2	Second Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	2/9/2024	001-11476
4.1	Indenture, dated as of November 1, 2021, by and between Vertex Energy, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	11/2/2021	001-11476
4.2	Form of Global Note, representing Vertex Energy, Inc.’s 6.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).		8-K	4.2	11/2/2021	001-11476
4.3	Warrant Agreement dated April 1, 2022, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.3	4/7/2022	001-11476
4.4	Warrant Agreement dated May 26, 2022, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	5/27/2022	001-11476
4.5	Warrant Agreement dated December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	1/2/2024	001-11476
4.6	Amendment to the April 1, 2022 Warrant Agreement, dated the December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.2	1/2/2024	001-11476
4.7	Amendment to the May 26, 2022 Warrant Agreement, dated the December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.3	1/2/2024	001-11476
4.8	Description of Securities of the Registrant		10-K	4.5	3/1/2023	001-11476
10.1£	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		10-K	10.1	3/14/2022	001-11476
10.2	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.3	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2013	001-11476
10.4	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.5	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.6	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.7	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.8	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	8/14/2014	001-11476
10.9	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	8/14/2014	001-11476
10.10	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.11£	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		10-K	10.13	3/14/2022	001-11476
10.12£	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		10-K	10.15	3/14/2022	001-11476
10.13	Vertex Energy, Inc. 2019 Equity Incentive Plan		8-K	2.1	10/29/2019	001-11476
10.14	Vertex Energy, Inc. 2020 Equity Incentive Plan		8-K	10.2	6/23/2020	001-11476
10.15	Form of 2019 Equity Incentive Plan Stock Option Agreement		8-K	10.3	6/23/2020	001-11476
10.16	Form of 2019 Equity Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	2/25/2021	333-253523
10.17	Form of 2020 Equity Incentive Plan Stock Option Agreement***		S-8	4.5	2/25/2021	333-253523
10.18	Form of 2020 Equity Incentive Plan Restricted Stock Grant Agreement***		S-8	4.6	2/25/2021	333-253523
10.19	Master Offtake Agreement between Vertex Refining Alabama LLC and Idemitsu Apollo Renewable Corp. dated February 4, 2022, and executed February 14, 2022		8-K	10.1	2/17/2022	001-11476
10.20	Form of Continuing Guaranty between Idemitsu Apollo Renewable Corp. and Idemitsu Kosan Co., Ltd.		8-K	10.2	2/17/2022	001-11476
10.21%	Loan and Security Agreement dated April 1, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	4/7/2022	001-11476
10.22	Intellectual Property Security Agreement dated April 1, 2022, by and between Vertex Energy Operating, LLC, as grantor and Cantor Fitzgerald Securities, as administrative and collateral agent for the lenders		8-K	10.2	4/7/2022	001-11476
10.23	Collateral Pledge Agreement dated April 1, 2022, by and among Vertex Energy Inc., Vertex Refining Alabama LLC, each of Vertex Energy, Inc.’s direct and indirect subsidiaries party thereto and Cantor Fitzgerald Securities, as collateral agent for the lenders		8-K	10.3	4/7/2022	001-11476
10.24	Supply and Offtake Agreement dated April 1, 2022, by and between Macquarie Energy North America Trading Inc. and Vertex Refining Alabama LLC		8-K	10.4	4/7/2022	001-11476
10.25	Intercreditor Agreement dated April 1, 2022, among Cantor Fitzgerald Securities, as the term loan agent, Macquarie Energy North America Trading Inc., as the intermediation facility secured party, Vertex Refining Alabama LLC, and the other grantors party thereto		8-K	10.5	4/7/2022	001-11476
10.26	Guaranty between Vertex Energy, Inc. and Macquarie Energy North America Trading Inc., dated April 1, 2022		8-K	10.6	4/7/2022	001-11476
10.27	Pledge and Security Agreement dated April 1, 2022, between Vertex Alabama Refining LLC, and Macquarie Energy North America Trading Inc.		8-K	10.7	4/7/2022	001-11476
10.28	Registration Rights Agreement dated April 1, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants		8-K	10.8	4/7/2022	001-11476
10.29	Inventory Sales Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.11	4/7/2022	001-11476
10.30	Crude Oil & Hydrocarbon Feedstock Supply Agreement dated April 1, 2022, by and between Vertex Refining LLC and Shell Trading (US) Company		8-K	10.12	4/7/2022	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.31	Storage & Services Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.13	4/26/2022	001-11476
10.32£	ULSD/Gasoline Offtake Agreement dated April 1, 2022, by and between Vertex Refining Alabama LLC and Equilon Enterprises LLC, dba Shell Oil Products US		8-K	10.14	4/26/2022	001-11476
10.33	Amended and Restated Registration Rights Agreement dated May 26, 2022, between Vertex Energy Inc. and each of the holders of the Lender Warrants		8-K	10.2	5/27/2022	001-11476
10.34	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant***		8-K	10.1	6/14/2022	001-11476
10.35	Amendment No. 1 to the First Amended and Restated Registration Rights Agreement dated June 15, 2022, between Vertex Energy, Inc. and each of the holders of the Lender Warrants		8-K	10.2	6/21/2022	001-11476
10.36%	Amendment Number One to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	5/27/2022	001-11476
10.37	Amendment Number Two to Loan and Security Agreement dated September 30, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	10/5/2022	001-11476
10.38	Guarantor Joinder dated September 30, 2022, relating to that certain Loan and Security Agreement dated April 1, 2022, as amended from time to time, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.2	10/5/2022	001-11476
10.39	Executive Employment Agreement dated December 12, 2022, by and between Vertex Energy, Inc. and Benjamin P. Cowart***		8-K	10.2	12/14/2022	001-11476
10.40	Executive Employment Agreement dated December 13, 2022, by and between Vertex Energy, Inc. and Chris Carlson***		8-K	10.3	12/14/2022	001-11476
10.41	Executive Employment Agreement dated December 12, 2022, by and between Vertex Energy, Inc. and James Rhame***		8-K	10.4	12/14/2022	001-11476
10.42	Executive Employment Agreement dated December 12, 2022, by and between Vertex Energy, Inc. and Alvaro Ruiz***		8-K	10.5	12/14/2022	001-11476
10.43	Amendment Number Three to Loan and Security Agreement dated January 8, 2023, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	1/12/2023	001-11476
10.44	Form of Guarantor Joinder relating to that certain Loan and Security Agreement dated April 1, 2022, as amended from time to time, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.2	1/12/2023	001-11476
10.45	Executive Employment Agreement dated April 17, 2023 and effective April 17, 2023, by and between Vertex Energy, Inc. and Douglas S. Haugh***		8-K	10.2	4/20/2023	001-11476
10.46	Form of Exchange Agreement Relating to the Company’s 6.25% Convertible Senior Notes due 2027		8-K	10.1	6/8/2023	001-11476
10.47	Limited Consent dated January 31, 2023, by and among Vertex Refining Alabama LLC, as borrower, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		10-Q	10.3	8/8/2023
10.48%	Limited Consent dated May 5, 2023, by and among Vertex Refining Alabama LLC, as borrower, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		10-Q	10.4	8/8/2023
10.49%	Supply and Offtake Agreement dated May 26, 2023, by and between Macquarie Energy North America Trading Inc. and Vertex Renewables Alabama LLC		8-K	10.1	5/31/2023	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.50	Amended and Restated Intercreditor Agreement originally dated as of April 1, 2022, and as amended and restated as of May 26, 2023 among Cantor Fitzgerald Securities, as the Term Loan Agent, Macquarie Energy North America Trading Inc., as the Intermediation Facility Secured Party, Macquarie Energy North America Trading Inc., as the Renewables Intermediation Facility Secured Party, Vertex Refining Alabama LLC, as the Company, Vertex Renewables Alabama LLC, as the Renewables Company, and the other acknowledging affiliates party thereto		8-K	10.2	5/31/2023	001-11476
10.51	Guaranty between Vertex Refining Alabama LLC And Macquarie Energy North America Trading Inc. dated May 26, 2023		8-K	10.3	5/31/2023	001-11476
10.52	Guaranty between Vertex Energy, Inc. and Macquarie Energy North America Trading Inc. dated May 26, 2023		8-K	10.4	5/31/2023	001-11476
10.53%	Pledge and Security Agreement dated May 26, 2023, between Vertex Renewables Alabama LLC, and Macquarie Energy North America Trading Inc.		8-K	10.5	5/31/2023	001-11476
10.54	Inventory Sales Agreement dated May 26, 2023, by and between Vertex Renewables Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.6	5/31/2023	001-11476
10.55	Amendment Agreement No. 1 in Respect of a Supply and Offtake Agreement dated 1 April 2022 and Certain Other Transaction Documents dated May 26, 2023, by and between Macquarie Energy North America Trading Inc., Vertex Energy, Inc. and Vertex Refining Alabama LLC		8-K	10.7	5/31/2023	001-11476
10.56£	Amendment of Master Offtake Agreement dated May 26, 2023, by and between Idemitsu Apollo Renewable Corp. and Vertex Refining Alabama LLC		8-K	10.8	5/31/2023	001-11476
10.57	Amendment Number Four to Loan and Security Agreement dated May 26, 2023, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.9	5/31/2023	001-11476
10.58	Form of 2019 Equity Incentive Plan Stock Option Agreement – May 2023 Employee Awards		10-Q	10.14	8/8/2023	001-11476
10.59	Form of 2019 Equity Incentive Plan Stock Option Agreement – May 2023 Executive Awards		10-Q	10.15	8/8/2023	001-11476
10.60	Form of 2020 Equity Incentive Plan Stock Option Agreement – Douglas Haugh - May 2023 Executive Award		10-Q	10.16	8/8/2023	001-11476
10.61	Form of 2020 Equity Incentive Plan Stock Option Agreement – June 2023 Non-Employee Awards		10-Q	10.17	8/8/2023	001-11476
10.62	Amendment No. 2 to Supply and Offtake Agreement dated September 1, 2023, and effective September 14, 2023, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.1	9/19/2023	001-11476
10.63	Amendment No. 3 to Supply and Offtake Agreement dated and effective December 8, 2023, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.1	12/13/2023	001-11476
10.64%	Amendment Number Five to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	1/2/2024	001-11476
10.65	Registration Rights Agreement dated December 28, 2023, between Vertex Energy Inc. and each of the Holders party thereto		8-K	10.2	1/2/2024	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
97.1	Vertex Energy, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		10-Q	10.2	11/6/2023	001-11476

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
99.1	Vertex Energy, Inc. Clawback and Forfeiture Policy		8-K	99.2	12/14/2022	001-11476
99.2	First Amendment to Clawback and Forfeiture Policy		10-Q	10.3	11/6/2023	001-11476
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*	X
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

VERTEX ENERGY, INC.

Date: March 6, 2024	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2024	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer, (Principal Executive Officer) President and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 6, 2024	Date:	March 6, 2024

By:	/s/ Odeh Khoury	By:	/s/ Dan Borgen
	Odeh Khoury Director		Dan Borgen Director

Date:	March 6, 2024	Date:	March 6, 2024

By:	/s/ Timothy C. Harvey	By:	/s/ Karen Maston
	Timothy C. Harvey Director		Karen Maston Director

Date:	March 6, 2024	Date:	March 6, 2024