Form 10-Q
period 2024-03-31
Vertex Energy Inc.
filed 2024-05-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
☐ Yes  ☑ No

As of May 9, 2024, there were 93,514,346 shares of common stock issued and outstanding.

GLOSSARY OF TERMS
Please see the “Glossary” beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024 (the "Annual Report"), for a list of abbreviations and definitions used throughout this Report. In addition, unless the context otherwise requires and for the purposes of this report only:
•“No. 2 Oil” is a high sulfur diesel oil, which is used in off-road equipment and in the marine industry such as tug boats and ships. It is also used to blend fuel oil and has multiple applications to fuel furnaces (“boilers”). It is a low viscosity, flammable liquid petroleum product.
•“No. 6 Oil” is a lesser grade of oil than No. 2 oil, it is used only in certain applications.
•“Adjusted gross margin” is gross profit (loss) plus or minus unrealized gain or losses on hedging activities and inventory adjustments.
•“Adjusted gross margin per barrel of throughput” is calculated as adjusted gross margin divided by total throughput barrels for the period presented.
•“Adjusted EBITDA” represents net income (loss) from operations plus or minus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, taxes, and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
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
•“Fuel Gross Margin” is defined as gross profit (loss) plus or minus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in cost of revenues including realized and unrealized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), inventory adjustments, fuel financing costs and other revenues and cost of sales items.
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
•“Refining Adjusted EBITDA” represents income (loss) from operations plus or minus unrealized gain or losses on hedging activities, RFS costs (mainly RINs), and inventory adjustments, depreciation and amortization, interest expense, taxes, acquisition costs, environmental reserves and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)
	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$62,140	$76,967
Restricted cash	3,609	3,606
Accounts receivable, net	41,559	36,164
Inventory	198,979	182,120
Prepaid expenses and other current assets	38,673	53,174
Total current assets	344,960	352,031

Fixed assets, net	332,949	326,111
Finance lease right-of-use assets	63,524	64,499
Operating lease right-of use assets	78,802	96,394
Intangible assets, net	10,789	11,541
Other assets	4,029	4,048
TOTAL ASSETS	$835,053	$854,624

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$69,796	$75,004
Accrued expenses and other current liabilities	69,240	73,636
Finance lease liability-current	2,497	2,435
Operating lease liability-current	13,281	20,296
Current portion of long-term debt, net	12,524	16,362
Obligations under inventory financing agreements, net	169,656	141,093
Total current liabilities	336,994	328,826

Long-term debt, net	177,772	170,701
Finance lease liability-long-term	65,576	66,206
Operating lease liability-long-term	64,345	74,444
Deferred tax liabilities	2,776	2,776
Derivative warrant liability	3,249	9,907
Other liabilities	1,377	1,377
Total liabilities	652,089	654,237

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)
	March 31, 2024	December 31, 2023
EQUITY
Common stock, $0.001 par value per share; 750,000,000 shares authorized; 93,514,346 and 93,514,346 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	94	94
Additional paid-in capital	384,063	383,632
Accumulated deficit	(205,113)	(187,379)
Total Vertex Energy, Inc. shareholders' equity	179,044	196,347
Non-controlling interest	3,920	4,040
Total equity	182,964	200,387
TOTAL LIABILITIES AND EQUITY	$835,053	$854,624

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues	$695,326	$691,142
Cost of revenues (exclusive of depreciation and amortization shown separately below)	652,034	619,352
Depreciation and amortization attributable to costs of revenues	8,186	4,337
Gross profit	35,106	67,453

Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	39,782	41,942
Depreciation and amortization attributable to operating expenses	1,104	1,016
Total operating expenses	40,886	42,958
Income (loss) from operations	(5,780)	24,495
Other income (expense):
Other income (expenses)	(1,049)	1,653
Gain (loss) on change in value of derivative warrant liability	6,658	(9,185)
Interest expense	(17,683)	(12,477)
Total other expense	(12,074)	(20,009)
Income (loss) from continuing operations before income tax	(17,854)	4,486
Income tax expense	—	(1,013)
Income (loss) from continuing operations	(17,854)	3,473
Income from discontinued operations, net of tax (see note 22)	—	50,340
Net income (loss)	(17,854)	53,813
Net loss attributable to non-controlling interest from continuing operations	(120)	(50)
Net income (loss) attributable to Vertex Energy, Inc.	(17,734)	53,863

Net income (loss) attributable to common shareholders from continuing operations	(17,734)	3,523
Net income attributable to common shareholders from discontinued operations, net of tax	—	50,340
Net income (loss) attributable to common shareholders	$(17,734)	$53,863

Basic income (loss) per common share
Continuing operations	$(0.19)	$0.05
Discontinued operations, net of tax	—	0.66
Basic income (loss) per common share	$(0.19)	$0.71

Diluted income (loss) per common share
Continuing operations	$(0.19)	$0.04
Discontinued operations, net of tax	—	0.64
Diluted income (loss) per common share	$(0.19)	$0.68

Shares used in computing earnings per share
Basic	93,514	75,689
Diluted	93,514	78,996

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except par value)
(UNAUDITED)

Three Months Ended March 31, 2024
	Common Stock
	Shares	$0.001 Par	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance on January 1, 2024	93,515	$94	$383,632	$(187,379)	$4,040	$200,387
Stock based compensation expense	—	—	431	—	—	431
Net loss	—	—	—	(17,734)	(120)	(17,854)
Balance on March 31, 2024	93,515	$94	$384,063	$(205,113)	$3,920	$182,964

Three Months Ended March 31, 2023
	Common Stock
	Shares	$0.001 Par	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance on January 1, 2023	75,670	$76	$279,552	$(115,893)	$1,685	$165,420
Exercise of options	166	—	209	—	—	209
Stock based compensation expense	—	—	365	—	—	365
Non-controlling shareholder contribution	—	—	—	—	980	980
Net income (loss)	—	—	—	53,863	(50)	53,813
Balance on March 31, 2023	75,836	$76	$280,126	$(62,030)	$2,615	$220,787

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income (loss)	$(17,854)	$53,813
Income from discontinued operations, net of tax	—	50,340
Income (loss) from continuing operations	(17,854)	3,473
Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities
Stock based compensation expense	431	365
Depreciation and amortization	9,290	5,353
Deferred income tax expense	—	1,013
Loss on lease modification	35	—
Loss on sale of assets	691	3
Increase in allowance for credit losses	19	882
Increase (decrease) in fair value of derivative warrant liability	(6,658)	9,185
(Gain) loss on commodity derivative contracts	1,322	(1,516)
Net cash settlements on commodity derivatives	(2,292)	3,519
Amortization of debt discount and deferred costs	4,758	4,572
Changes in operating assets and liabilities
Accounts receivable and other receivables	(4,180)	(26,291)
Inventory	(16,859)	(52,553)
Prepaid expenses and other current assets	14,710	(18,103)
Accounts payable	(5,250)	11,005
Accrued expenses	(7,308)	22,486
Other assets	19	(44)
Net cash used in operating activities from continuing operations	(29,126)	(36,651)
Cash flows from investing activities
Purchase of fixed assets	(14,726)	(73,936)
Proceeds from sale of discontinued operation	—	87,238
Proceeds from sale of fixed assets	2,576	—
Net cash provided by (used in) investing activities from continuing operations	(12,150)	13,302
Cash flows from financing activities
Payments on finance leases	(586)	(310)
Proceeds from exercise of options and warrants to common stock	—	209
Contributions received from noncontrolling interest	—	980
Net change on inventory financing agreements	28,313	(11,284)
Proceeds from note payable	3,175	—
Payments on note payable	(4,450)	(17,165)
Net cash provided by (used in) financing activities from continuing operations	26,452	(27,570)

Discontinued operations:
Net cash provided by (used in) operating activities	—	(150)
Net cash provided by (used in) discontinued operations	—	(150)

Net decrease in cash, cash equivalents and restricted cash	(14,824)	(51,069)
Cash, cash equivalents, and restricted cash at beginning of the period	80,573	146,187
Cash, cash equivalents, and restricted cash at end of period	$65,749	$95,118

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

	Three Months Ended
	March 31, 2024	March 31, 2023

Cash and cash equivalents	$62,140	$86,689
Restricted cash	3,609	8,429
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$65,749	$95,118

SUPPLEMENTAL INFORMATION
Cash paid for interest	$4,811	$10,124
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU assets obtained from new finance leases	$18	$15,024
ROU assets obtained from new operating leases	$74	$15,078
ROU assets disposed under operating leases	$(17,666)	$—

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company focused on the production and distribution of conventional and alternative fuels. We operate used motor oil processing plants in Houston, Texas, Port Arthur, Texas, and Marrero, Louisiana.
As of April 1, 2022, we own a refinery in Mobile, Alabama (the “Mobile Refinery”) with an operable refining capacity of 75,000 barrels per day (“bpd”) and more than 3.2 million barrels of storage capacity. At the time of the acquisition, the Company also entered into an inventory financing agreement. See Note 10 “Inventory Financing Agreement” for additional information.
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 7, 2024 (the "Form 10-K").
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

Discontinued operations of Vertex include our Heartland Assets and Operations. Refer to Note 22, "Discontinued Operations" for additional information.

Through its Recovery segment, Vertex Energy aggregates and sells ferrous and non-ferrous recyclable metal products that are recovered from manufacturing and consumption.
Use of Estimates
The preparation of financial statements conforming with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates. Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash and cash equivalents of $62.1 million as of March 31, 2024. As shown in the accompanying unaudited consolidated financial statements, the Company generated a net loss from continuing operations of $17.9 million during the three months ended March 31, 2024. The Company had cash outflows from operating activities from continuing operations, which were $29.1 million during the three months ended March 31, 2024. The Company has cash outflows from investing activities from continuing operations due to its investments in capital expenditures partially offset by proceeds of real property sales. The Company has generated significant cash inflows from financing activities from continuing operations, primarily attributed to proceeds from inventory financing agreement.

Restricted cash as of March 31, 2024, and December 31, 2023, consisted of a $2.0 million deposit in a bank for financing of a short-term equipment lease, and $1.5 million held in an escrow account in connection with the sale of Vertex Refining OH, LLC (“Vertex OH”), and $0.1 million deposit in a money market account to serve as collateral for payment of a credit card.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company considering that it has historically incurred losses in recent years as it has prepared to grow its business through acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits.
As of March 31, 2024, the Company has evaluated its ability to continue as a going concern. Management has considered various factors, including historical operating results, liquidity, financial condition, and other relevant conditions and events. Based on this evaluation, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year of the financial statement issuance date primarily due to the Term Loan (see below “Note 15. Financing Agreements”) maturing on April 1, 2025. Management's plans to mitigate the going concern risk include current efforts to refinance the debt of the Company with a new lender group, and the various efforts underway to reduce and minimize costs throughout the organization. In addition, the Company believes it has the ability, if necessary, to raise additional capital through the capital equity markets. However, there can be no assurance that these plans will be successful.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Investors and other users of the financial statements are encouraged to consider this information when assessing the Company's financial position and prospects.

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
Doucet litigation:
Vertex Refining LA, LLC (“Vertex Refining LA”), the wholly-owned subsidiary of Vertex Operating, LLC (“Vertex Operating”) was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. al., Case No. 121750, by Kendra Cannon et. al., Case No. 121751, by Lashawn Jones et. al., Case No. 121752, by Joan Strauss et. al. and Case No. 121753, by Donna Allen et. al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.
Penthol litigation:
On November 17, 2020, Vertex Energy Operating, LLC (“Vertex”) filed a lawsuit against Penthol LLC (“Penthol”) in the 61st Judicial District Court of Harris County, Texas, Cause No. 2020-65269, for breach of contract.
On February 8, 2021, Penthol filed a complaint against Vertex in the United States District Court for the Southern District of Texas; Civil Action No. 4:21-CV- 416 (the “Complaint”). The parties agreed to move the pending claims and defenses in the Texas state court lawsuit into the federal court lawsuit.
On March 7, 2024, the Judge in the action issued a Final Judgment and Findings of Fact & Conclusions of Law. In sum, Penthol lost all of its claims against Vertex, including all of its breach of contract theories. Vertex won its unpaid commission claim in the amount of $1.4 million plus five percent interest on the unpaid claim amount.
Vertex is presently considering whether to appeal the judgment and it is also possible that Penthol appeals the judgment against it.

Putative Class Action Litigation:
On April 13, 2023, William C. Passmore filed a putative class action lawsuit against the Company; Benjamin P. Cowart, our Chief Executive Officer and Chairman; and Chris Carlson, our Chief Financial Officer; in the United States District Court for the Southern District of Alabama (Southern Division). In May 2023 and June 2023, additional plaintiffs filed virtually identical putative class action lawsuits against the same three defendants, the first of which was filed in the same courthouse and the second of which was filed in the United States District Court for the Southern District of Texas (Houston Division). These three putative class action lawsuits are substantially similar and allege that the Company, through Messrs. Cowart and Carlson, issued materially false and misleading statements, or omitted material information, regarding the projected future financial performance of the Mobile Refinery in 2022. The plaintiffs have asserted claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, against all defendants. On January 24, 2024, after considering party briefing, the United States District Court for the Southern District of Alabama ordered that the three putative class action lawsuits be consolidated and transferred to the Southern District of Texas for further proceedings. On February 1, 2024, the court issued an order appointing lead plaintiffs and lead counsel for the putative class, who then filed a consolidated amended complaint. The Company anticipates moving to dismiss the claims in the consolidated amended complaint, with briefing on the motion currently scheduled to be complete by August 20, 2024.

Shareholder Derivative Lawsuits:
In June 2023, two plaintiffs filed shareholder derivative lawsuits against certain Directors (both current and former) and Officers in the state courts of Texas and Nevada. The suits are substantially similar and allege that the Directors and Officers of the Company breached duties owed to the Company by allowing the Company to issue materially false and misleading statements, or failing to disclose material information, regarding the projected future financial performance of the Mobile Refinery in 2022. Both the Texas and Nevada plaintiffs have asserted claims for breach of fiduciary duty, and the Texas plaintiff has asserted an additional claim for unjust enrichment. Plaintiffs seek multiple forms of relief, including high-level resolutions for amendments to the Company’s corporate governance documents. On July 19, 2023, the Texas court granted the plaintiff’s notice of non-suit as to two current Directors, who were only named in the Texas case, dismissing them from the lawsuit without prejudice, and on August 28, 2023, the Court granted the parties’ joint motion to stay the derivative lawsuit pending the outcome of an anticipated motion to dismiss in the putative securities class action. Similarly, on October 5, 2023, the Nevada court granted the parties’ joint stipulation to stay the case pending the outcome of the anticipated motion to dismiss in the putative securities class action.
The Company has also been informed that a third shareholder derivative lawsuit was filed in the United States District Court for the Southern District of Texas on February 26, 2024, against certain Directors and Officers of the Company. The factual allegations in the third derivative lawsuit are substantially similar to the derivative lawsuits that are stayed in Texas and Nevada. This third derivative lawsuit, however, contains five claims in total, including claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and waste of corporate assets. The Company plans to seek a stay of the third derivative lawsuit that is similar to the stay entered in the other derivative lawsuits, as well as dismissal of the two Directors who were dismissed from the first derivative lawsuit in Texas state court.
The Company has retained counsel to respond to the putative class action and the shareholder derivative lawsuits, and its assessment of the respective allegations is ongoing. All defendants intend to vigorously defend against the allegations.
At this stage of the lawsuits described above, we are unable to anticipate the ultimate impact, if any, that the legal proceedings may have on the consolidated financial position, liquidity, results of operations, or cash flows of the Company. As a result, we have not estimated a range of potential exposure for amounts, if any, that might become payable in connection with these matters and reserves have not been established. If an unfavorable ruling or development were to occur in these or other possible legal proceedings and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, or financial position and it is possible that an adverse outcome in any of such matters may have a material adverse impact on the Company.
Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. As of March 31, 2024 and December 31, 2023, we reserved $1.4 million for anticipated environment clean-up costs.
NOTE 4. NON-CONTROLLING INTERESTS

Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture through a Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net loss for the period ended March 31, 2024 and 2023, respectively, and then added the loss attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations. The below table represents the net loss of VRMLA for the periods ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Net loss consolidated	$(245)	$(102)
Loss attributed to Non-controlling entity	$(120)	$(50)

NOTE 5. REVENUES

The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended March 31, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$657,707	$38,641	$(1,022)	$695,326
Sources of Revenue
Refined products:
Gasolines	$133,151	$—	$—	$133,151
Jet Fuels	136,137	—	—	136,137
Diesel	124,701	—	—	124,701
Renewable diesel	75,803	—	—	75,803
Other refinery products (1)	180,967	31,724	(1,022)	211,669
Re-refined products:
Pygas	3,867	—	—	3,867
Metals (2)	—	3,442	—	3,442
Other re-refined products (3)	—	1,773	—	1,773
Services:
Terminalling	3,081	—	—	3,081
Oil collection services	—	1,702	—	1,702
Total revenues	$657,707	$38,641	$(1,022)	$695,326

	Three Months Ended March 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$659,328	$34,547	$(2,733)	$691,142
Sources of Revenue
Refined products:
Gasolines	$147,721	$—	$—	$147,721
Jet Fuels	142,375	—	—	142,375
Diesel	182,456	—	—	182,456
Other refinery products (1)	180,490	29,423	(2,733)	207,180
Re-refined products:
Pygas	3,835	—	—	3,835
Metals (2)	—	3,413	—	3,413
Other re-refined products (3)	518	998	—	1,516
Services:
Terminalling	1,933	—	—	1,933
Oil collection services	—	713	—	713
Total revenues	$659,328	$34,547	$(2,733)	$691,142

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
The Black Oil and Recovery segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; (e) the sale of VGO/marine fuel; (f) the sale of ferrous and non-ferrous recyclable metal products that are recovered from manufacturing and consumption; and (g) revenues generated from trading/marketing of Group III Base Oils. The Black Oil and Recovery segment excludes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”), which are presented herein as discontinued operations.
We also disaggregate our revenue by product category for each of our segments, as we believe such disaggregation helps depict how our revenue and cash flows are affected by economic factors.
Segment information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$650,759	$31,724	$(1,022)	$681,461
Re-refined products	3,867	5,215	—	9,082
Services	3,081	1,702	—	4,783
Total revenues	657,707	38,641	(1,022)	695,326
Cost of revenues (exclusive of depreciation and amortization shown separately below)	622,974	30,082	(1,022)	652,034
Depreciation and amortization attributable to costs of revenues	6,541	1,645	—	8,186
Gross profit	28,192	6,914	—	35,106
Selling, general and administrative expenses	26,147	5,397	8,238	39,782
Depreciation and amortization attributable to operating expenses	793	72	239	1,104
Income (loss) from operations	1,252	1,445	(8,477)	(5,780)
Other income (expenses)
Other expense	(685)	(359)	(5)	(1,049)
Gain on change in derivative liability	—	—	6,658	6,658
Interest expense	(4,747)	(96)	(12,840)	(17,683)
Total other expense	(5,432)	(455)	(6,187)	(12,074)
Income (loss) from continuing operations before income tax	$(4,180)	$990	$(14,664)	$(17,854)

Capital expenditures	$11,299	$3,427	$—	$14,726

THREE MONTHS ENDED MARCH 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$653,042	$29,423	$(2,733)	$679,732
Re-refined products	4,353	4,411	—	8,764
Services	1,933	713	—	2,646
Total revenues	659,328	34,547	(2,733)	691,142
Cost of revenues (exclusive of depreciation and amortization shown separately below)	589,812	30,418	(878)	619,352
Depreciation and amortization attributable to costs of revenues	3,294	1,043	—	4,337
Gross profit	66,222	3,086	(1,855)	67,453
Selling, general and administrative expenses	26,486	4,799	10,657	41,942
Depreciation and amortization attributable to operating expenses	808	38	170	1,016
Income (loss) from operations	38,928	(1,751)	(12,682)	24,495
Other income (expenses)
Other income (expense)	—	1,655	(2)	1,653
Loss on change in derivative liability	—	—	(9,185)	(9,185)
Interest expense	(3,876)	(57)	(8,544)	(12,477)
Total other income (expense)	(3,876)	1,598	(17,731)	(20,009)
Income (loss) from continuing operations before income tax	$35,052	$(153)	$(30,413)	$4,486

Capital expenditures	$69,908	$4,028	$—	$73,936

Total assets by segment were as follows (in thousands):

As of March 31, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$655,271	$110,131	$69,651	$835,053

As of December 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$661,101	$106,524	$86,999	$854,624

Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, derivative commodity assets and cash.

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable trade	$42,886	$37,473
Allowance for credit losses	(1,327)	(1,309)
Accounts receivable, net	$41,559	$36,164

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.

The provision for credit losses was $19.0 thousand and $881.7 thousand for continued operations for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8. CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. From time to time during the quarter ended March 31, 2024 and year ended December 31, 2023, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
At March 31, 2024 and 2023 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	As of and for the Three Months Ended
	March 31, 2024		March 31, 2023
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	35%	2%	38%	23%
Customer 2	30%	4%	37%	1%
Customer 3	10%	22%	—%	—%

For each of the three months ended March 31, 2024 and 2023, the Company’s segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment		% Revenue by Segment
	March 31, 2024		March 31, 2023
	Refining	Black Oil and Recovery	Refining	Black Oil and Recovery
Customer 1	37%	—%	39%	—%
Customer 2	31%	—%	39%	—%
Customer 3	11%	—%	—%	—%

For each of the three months ended March 31, 2024 and 2023, substantially all of the Company's crude oil, which is used in our Refining and Marketing segment, is purchased from a single vendor.

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
NOTE 9. INVENTORY

The following table describes the Company's inventory balances by category (in thousands):

	As of March 31, 2024	As of December 31, 2023
Crude oil	$72,966	$60,702
Renewable feedstocks	24,920	27,450
Refined products	98,699	91,911
Re-refined products	2,394	2,057
Total hydrocarbon inventories	$198,979	$182,120

NOTE 10. INVENTORY FINANCING AGREEMENTS

The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	March 31, 2024	December 31, 2023
Obligations under inventory financing agreements	$169,656	$141,343
Unamortized financing cost	—	(250)
Obligations under inventory financing agreements, net	$169,656	$141,093

The valuation of our obligations at the end of each reporting period requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations.
Supply and Offtake Agreement

On April 1, 2022 (the “Commencement Date”), Vertex Refining Alabama, LLC (“Vertex Refining”), and the Company, entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with Macquarie Energy North American Trading Inc (“Macquarie”), pertaining to crude oil supply and offtake of finished products located at the Mobile Refinery acquired on April 1, 2022.
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

Amendment No. 1 to Supply and Offtake Agreement
On May 26. 2023, in connection with the entry into the RD Supply and Offtake Agreement, discussed below, Macquarie, Vertex Refining and the Company, entered into Amendment Agreement No. 1 to the Supply and Offtake Agreement (“Amendment 1”). Pursuant to Amendment 1, the Supply and Offtake Agreement was amended to include certain additional documents relating to the RD Supply and Offtake Agreement as transaction documents, and to update such Supply and Offtake Agreement in connection therewith, to amend the unwind procedures associated with the Supply and Offtake Agreement, and to update or revise certain other covenants set forth in the Supply and Offtake Agreement relating to cross defaults, finance agreements, minimum liquidity, and guarantor requirements, to be conformed with changes made to analogous provisions in, or to otherwise account for, the RD Supply and Offtake Agreement terms. Amendment 1 also made conforming amendments to certain other agreements relating to the Supply and Offtake Agreement.
Renewables RD Supply and Offtake Agreement
On May 26, 2023 (the “Commencement Date”), Vertex Renewables Alabama, LLC, an affiliate indirectly wholly-owned by the Company (“Vertex Renewables”), entered into a Supply and Offtake Agreement (the “RD Supply and Offtake Agreement”, and

together with the Supply and Offtake Agreement, the “Supply and Offtake Agreements”) with Macquarie, pertaining to the supply and financing of renewable biomass feedstocks used for the production of renewable fuels, the offtake and financing of renewable diesel, and the provision of certain financing accommodations with respect to certain agreed environmental attributes associated with the operation of such renewable diesel unit (including Renewable Identification Numbers (RINs), tax credits, and low carbon fuel credits) at the Mobile Refinery.
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
Pursuant to the Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time. The following table summarizes the inventory intermediation fees, interest expenses and financing costs (in thousands):

	Three Months Ended March 31,
	2024	2023
Intermediation fees (include over/under)	$(41)	$2,064
Inventory financing fees	$2,063	$2,295
Interest expense and financing costs, net	$2,959	$2,520

The intermediation fees are included in the cost of revenues on the consolidated statement of operations for three months ended March 31, 2024 and 2023.

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	As of March 31, 2024	As of December 31, 2023
Prepaid insurance	$1,950	$8,076
Commodity derivative advance	1,724	1,502
Sulfur credits	603	3,462
Prepaid feedstock	1,831	9,845
Prepaid freight	3,243	3,260
Prepaid operating expenses	3,429	4,756
Inventory financing deposit	18,618	15,259
Derivative commodity assets	—	11
Other current assets	7,275	7,003
Total prepaid expenses & other current assets	$38,673	$53,174

NOTE 12. FIXED ASSETS, NET

Fixed assets consist of the following (in thousands):

	Useful Life (in years)	March 31, 2024	December 31, 2023
Equipment	7 - 20	$287,067	$276,331
Leasehold improvements	15	2,877	2,852
Office equipment & furniture	5 - 7	1,446	1,446
Vehicles	5	15,796	15,087
Building	20	3,912	3,663
Turnarounds	4	19,388	21,100
Construction in progress		55,043	53,467
Land		9,120	9,439
Land improvement	15	972	354
Total fixed assets		395,621	383,739
Less accumulated depreciation		(62,672)	(57,628)
Net fixed assets		$332,949	$326,111
The increase in fixed assets is due to the investment in the conventional refinery project at the Mobile Refinery, which began April 1, 2022, and which includes construction in progress. Depreciation expense was $7.2 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively, for the continued operations. In addition, we sold a portion of land at the Mobile Refinery for $2.6 million for purposes of building a rail road spur at the facility site.
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
NOTE 13. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items (in thousands):

		March 31, 2024			December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$1,658	$1,023	$635	$1,658	$989	$669
Vendor relations	10	4,778	4,657	121	4,778	4,639	139
Trademark/Trade name	15	887	669	218	887	657	230
Technology/Patent	15 - 30	15,787	10,021	5,766	15,787	9,780	6,007
Software and cloud	3	10,419	6,370	4,049	10,067	5,571	4,496
		$33,529	$22,740	$10,789	$33,177	$21,636	$11,541
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated future amortization expense is as follows (in thousands):

March 31,	Balance
2025	$4,458
2026	1,412
2027	1,383
2028	1,006
2029	510
Thereafter	2,020
$10,789

NOTE 14. ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued purchases	$10,020	17,685
Accrued interest	321	460
Accrued compensation and benefits	6,206	7,605
Accrued taxes other than payroll taxes	2,223	826
RINS obligations	44,395	46,153
Benzene credits obligations	311	531
Unearned revenue	5,278	325
Environmental liabilities - current	51	51
Derivative commodity liability	435	—
	$69,240	$73,636

NOTE 15. FINANCING AGREEMENTS

The Company's long-term debt consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

Creditor	Loan Type	Balance at March 31, 2024	Balance at December 31, 2023
Senior Convertible Note	Convertible note	$15,230	$15,230
Term Loan 2025	Loan	195,950	195,950
Citizens National Bank - Promissory Note	Loan	2,611	—
Various institutions	Short-term note	2,399	6,237
Principal amount of long-term debt		216,190	217,417
Less: unamortized discount and deferred financing costs		(25,894)	(30,354)
Total debt, net of unamortized discount and deferred financing costs		190,296	187,063
Less: current maturities, net of unamortized discount and deferred financing costs		(12,524)	(16,362)
Long-term debt, net of current maturities		$177,772	$170,701

Future maturities of long-term debt, excluding financing lease obligations, as of March 31, 2024 are summarized as follows (in thousands):

Period Ended March 31,	Amount Due
2025	$12,524
2026	185,825
2027	—
2028	15,230
2029	2,611
Total	$216,190

Short-Term Loan
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 3.24% to 6.25% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $1.4 million at March 31, 2024 and $4.9 million at December 31, 2023.
The Company has a short-term promissory note for the purchase of assets bearing 8.5% interest per annum, with an outstanding balance of $1.0 million at March 31, 2024 and $1.3 million at December 31, 2023.
Promissory Note
The Company has a long-term promissory note for the purchase of assets with an outstanding balance of $2.6 million bearing 7.83% interest rate per annum at March 31, 2024.
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
On September 30, 2022, the parties entered into a second amendment to the Loan and Security Agreement which (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023 (which date the Lenders subsequently further agreed to extend until July 14, 2023), and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which mechanical completion was achieved in March 2023; and (b) waived and extended certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
On December 28, 2023, the parties entered into a fifth amendment to the Loan and Security Agreement (a) pursuant to which certain of the Lenders (the “Additional Lenders”) agreed to provide an additional term loan in the amount of $50 million (the “Additional Term Loan”, and together with the existing term loans, the “Term Loan”); and (b) the Lenders waived certain technical events of default which had occurred under the Loan and Security Agreement, mainly relating to monetary thresholds for indebtedness and investments; and to include certain other mutually negotiated changes to the Loan and Security Agreement.
Amounts outstanding under the existing Term Loan mature at April 1, 2025, and bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 10.25%, currently 17.25%. Interest is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending March 28, 2024, (ii) in connection with any payment, prepayment or repayment of the Term Loans, and (iii) at maturity (whether upon demand, by acceleration or otherwise). Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on June 28, 2024 and ending on December 31, 2024, Vertex Refining Alabama LLC (“Vertex Refining”) is required to repay

$2,687,500 of the principal amount of the Term Loans, subject to reductions in the event of any prepayment of the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $215.0 million term loan to Vertex Refining (the “Term Loan”).
On March 22, 2024, the Lenders entered into a limited consent with all of the parties to the Term Loan, and consented to the Company selling certain real property (land) located at the Mobile Refinery for $4.1 million to build out a rail spur at the refinery site. The payment of $1.5 million of this total amount is contingent upon the completion of the Company's infrastructure such that the railroad can access the Mobile Refinery.
On March 28, 2024, the Lenders entered into a limited consent with all of the parties to the Term Loan, and consented to the Company postponing the mandatory prepayment of an aggregated principal amount of $2.1 million and interest of $9.4 million related to the Term Loan, which would have otherwise been due on the last business day of the calendar quarter ending March 31, 2024, until April 15, 2024, which payment was made on such date.
Warrant Agreement and Derivative Liabilities
In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company with an exercise price of $4.50 per share, to the Lenders (and/or their affiliates) on April 1, 2022 (the “Initial Warrants”). The terms of the warrants are set forth in a Warrant Agreement (the “April 2022 Warrant Agreement”) entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into Amendment No. One to Loan and Security Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “Additional Warrants” and together with the Initial Warrants, the “Warrants”) to purchase 0.25 million shares of the Company’s common stock with an exercise price of $9.25 per share, to the Additional Lenders and their affiliates. The terms of the Additional Warrants are set forth in a Warrant Agreement (the “May 2022 Warrant Agreement” and together with the April 2022 Warrant Agreement, the “Prior Warrant Agreements”) entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into Amendment No. Five to Loan and Security Agreement, and as a required term and condition thereof, on December 28, 2023, the Company granted warrants (the “New Warrants”) to purchase 1.0 million shares of the Company’s common stock with an exercise price of $3.00 per share, to certain lenders and their affiliates. As additional consideration for the Lenders agreeing to Amendment No. Five to Loan Agreement, the Company agreed to reprice the Prior Warrants to have an exercise price of $3.00 per share (the “Warrant Repricing”).
Each Warrant holder has a put right to require the Company to repurchase any portion of the Warrants held by such holder concurrently with the consummation of a fundamental transaction, as detailed in the applicable Warrant Agreement. The fundamental transaction clause requires the Warrants to be classified as liabilities. The fair value of the Warrants is presented in “Note 19. Fair Value Measurements”, and warrant activities are presented in “Note 17. Equity”.
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

During the year ended December 31, 2022, holders of an aggregate of $60 million of the Convertible Senior Notes due 2027, converted such notes into 10.2 million shares of common stock of the Company pursuant to the terms of the Indenture. Upon the conversion, the Company recognized $33.9 million of unamortized deferred loan cost and discount as interest expense.

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

Company recognized $40.7 million unamortized deferred loan cost and discount and $21.2 million in inducement cost as interest expense.
The components of the Convertible Senior Notes are presented as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal amounts at beginning of period	$15,230	$95,178
Conversion of principal into common stock	—	(79,948)
Outstanding principal amount	15,230	15,230
Unamortized discount and issuance costs	(6,865)	(7,157)
Net carrying amount at end of period	$8,365	$8,073
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES

Finance Leases

The Company's finance lease liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

Creditor	Loan Type	March 31, 2024	December 31, 2023
Matheson Tri-Gas	Finance Lease	$43,816	$44,132
Plaquemines	Finance Lease	940	994
Harvey Ford	Finance Lease	36	39
DLL financial	Finance Lease	45	47
Diego	Finance Lease	139	137
Xerox	Finance Lease	16	—
Centerpoint Blakely	Finance Lease	23,081	23,292
		$68,073	$68,641
Future maturities of finance lease obligations, as of March 31, 2024, are summarized as follows (in thousands):

Period Ended March 31,	Amount Due
2025	$8,459
2026	8,462
2027	8,455
2028	27,847
2029	6,588
Thereafter	56,240
Total lease payments	116,051
Less: interest	(47,978)
Present value of financing lease liabilities	68,073
Less: current portion of lease liabilities	(2,497)
Total lease liabilities, net of current portion	$65,576

The following table summarizes the lease cost recognized in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease Cost Type	2024	2023
Amortization of finance lease ROU assets	$993	$784
Interest on lease liabilities	1,522	1,382
Net finance lease costs	$2,515	$2,166
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
The following table summarizes the operating lease costs recognized (in thousands):

	Three Months Ended March 31,
Lease Cost Type	2024	2023
Operating lease cost	$7,499	$3,070
Variable lease cost	659	260
Short-term lease cost	6,651	1,929
Net lease cost	$14,809	$5,259
Cash Flows
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease Cost Type	2024	2023
Cash paid for amounts included in the measurement of liabilities
Payments on financing lease	$586	$310
Payments on operating lease	$7,499	$3,070
Non-cash supplemental amounts
ROU assets obtained from new finance lease liabilities	$18	$15,024
ROU assets obtained from new operating lease liabilities	$74	$15,078
ROU assets terminated from release of operating lease liabilities	$(17,666)	$—
Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2024 (in thousands):

For the period ending March 31,	Facilities	Equipment	Plant	Railcar	Total
2025	$975	$12,300	$8,009	$687	$21,971
2026	818	6,512	7,721	567	15,618
2027	631	5,058	7,745	246	13,680
2028	606	3,438	7,603	104	11,751
2029	545	—	6,946	—	7,491
Thereafter	1,293	—	72,072	—	73,365
Total lease payments	4,868	27,308	110,096	1,604	143,876
Less: interest	(1,391)	(4,269)	(60,455)	(135)	(66,250)
Present value of operating lease liabilities	3,477	23,039	49,641	1,469	77,626
Less: current portion of lease liabilities	(621)	(10,076)	(2,025)	(559)	(13,281)
Total lease liabilities, net of current portion	$2,856	$12,963	$47,616	$910	$64,345

The weighted average remaining lease terms and discount rates for all of our financing lease and operating leases were as follows as of March 31, 2024:

Remaining lease term and discount rate:	March 31, 2024
	Operating lease	Financing lease
Weighted average remaining lease terms (years)
Lease facilities	4.94	—
Lease equipment	1.90	3.87
Lease plant	13.55	14.16
Lease railcar	2.21	—
Weighted average discount rate
Lease facilities	11.07%	—%
Lease equipment	12.11%	9.19%
Lease plant	12.31%	8.89%
Lease railcar	10.72%	—%
Significant Judgments
Significant judgments include the discount rates applied, the expected lease terms, lease renewal options and residual value guarantees. There are several leases with renewal options or purchase options.
The purchase options are not expected to have a material impact on the lease obligation. There are several facility and plant leases which have lease renewal options ranging from one to five years for each renewal period. The Company will reassess the lease terms and purchase options when there is a significant change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

NOTE 17. EQUITY
Common Stock
The total number of authorized shares of the Company’s common stock is 750 million shares, $0.001 par value per share. As of March 31, 2024 and December 31, 2023, there were 93,514,346 and 93,514,346, respectively, shares of common stock issued and outstanding.
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

NOTE 18. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic income (loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$(17,734)	$3,523
Net income attributable to shareholders from discontinued operations, net of tax	—	50,340
Net income (loss) attributable to common shareholders	$(17,734)	$53,863
Denominator:
Weighted-average common shares outstanding	93,514	75,689
Basic income (loss) per common shares
Continuing operations	$(0.19)	$0.05
Discontinued operations, net of tax	—	0.66
Basic income (loss) per share	$(0.19)	$0.71

Diluted Income (Loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$(17,734)	$3,523
Net income available to shareholders from discontinued operations, net of tax	—	50,340
Net income (loss) available to common shareholders	$(17,734)	$53,863
Denominator:
Weighted-average shares outstanding	93,514	75,689
Effect of dilutive securities*
Stock options and warrants	—	3,307
Diluted weighted-average shares outstanding	93,514	78,996
Diluted income (loss) per common shares
Continuing operations	$(0.19)	$0.04
Discontinued operations, net of tax	—	0.64
Diluted income (loss) per share	$(0.19)	$0.68
*Excludes 4.1 million shares of common stock for the three months ended March 31, 2024, of which 3.8 million shares may be issued upon exercise of warrants and 0.3 million shares may be issued upon exercise of options. Also, excludes 3.6 million and 22.2 million shares of common stock for the three months ended March 31, 2024 and 2023, respectively, which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes. These were excluded due to their anti-dilutive effect.
NOTE 19. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets at fair value
Environmental credits	$—	$603	$—	$603
Total assets at fair value	—	603	—	603
Liabilities at fair value
Commodity	—	(435)	—	(435)
RINS and environmental credits	—	(44,706)	—	(44,706)
Derivative warrants	—	—	(3,249)	(3,249)
Total liabilities at fair value	—	(45,141)	(3,249)	(48,390)
Total	$—	$(44,538)	$(3,249)	$(47,787)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets at fair value
Commodity	$—	$11	$—	$11
Total assets at fair value	—	11	—	11
Liabilities at fair value
RINS and environmental credits	—	(46,684)	—	(46,684)
Derivative warrants	—	—	(9,907)	(9,907)
Total liabilities at fair value	—	(46,684)	(9,907)	(56,591)
Total	$—	$(46,673)	$(9,907)	$(56,580)

Level 3 instruments include the Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing Agreements". We revalued the 3,835 thousand warrants granted and outstanding at March 31, 2024 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	Initial Warrants	Additional Warrants	New Warrants
Expected dividend rate	—%	—%	—%
Expected volatility	113.23%	115.74%	109.89%
Risk free interest rate	4.40%	4.31%	4.21%
Expected term	3.01	3.67	4.76

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

Level Three Roll-Forward
	March 31, 2024	December 31, 2023
Balance at beginning of period	$9,907	$14,270
New warrants granted	—	2,905
Repricing warrants granted	—	724
Change in valuation of warrants included in net income	(6,658)	(7,992)
Balance at end of period	$3,249	$9,907

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

The mark-to-market effects of these contracts as of March 31, 2024 and December 31, 2023, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of March 31, 2024
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Mar. 2024-May. 2024	$110.37	38	$(8)
Futures	Mar. 2024-Jun. 2024	$86.00	124	$(124)
Futures	Mar. 2024-May. 2024	$46.10	273	$(303)

As of December 31, 2023
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Dec. 2023 - Feb. 2024	$108.18	1	$20
Futures	Dec. 2023 - Feb. 2024	$110.33	4	$(156)
Futures	Dec. 2023 - May. 2024	$77.94	7	$(63)
Futures	Dec. 2023 - May. 2024	$49.94	60	$632
Swap	Dec. 2023 - Jan. 2024	$88.39	164	$(372)
Swap	Dec. 2023 - Jan. 2024	$25.55	100	$(50)
The carrying values of the Company’s derivatives positions and their locations on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	March 31, 2024	December 31, 2023

	Soybean oil future	$(303)	$632
	Crude oil swaps	—	(422)
	Crude oil futures	(132)	(199)
Derivative commodity asset(liability)		$(435)	$11
For the three months ended March 31, 2024 and 2023, we recognized a loss of $1.3 million and a gain of $1.5 million, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 21. INCOME TAXES
At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to date period, and then adjusted for any discrete period items.
For the three month period ended March 31, 2024, the Company calculated an annual effective tax rate of 0% on pre-tax book loss of $17.9 million and booked total tax expenses of $0.
For the three month period ended March 31, 2023, the Company calculated an annual effective tax rate of 26% on pre-tax income of $4.5 million and recognized income tax expense of $1.0 million on continued operations.
The Company also recognized income tax expense of $17.7 million on discontinued operations for the three months ended March 31, 2023, refer to “Note 22. Discontinued Operations” for more information.
For the three-month period ended March 31, 2024, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to the change in valuation allowance, non-deductible expenses and income attributable to non-controlling interest. The tax expense for the three month ended March 31, 2023, was primarily related to discrete items.
NOTE 22. DISCONTINUED OPERATIONS
During the third quarter of 2021, the Company initiated and began executing a strategic plan to sell its used motors oils business (“UMO Business”). An investment banking advisory services firm was engaged and actively marketed this segment.
On February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owned our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”) for $87.2 million net cash settlement. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH.
For the three months ended March 31, 2023, the Company presented the Heartland Operations as discontinued operations.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31,
2023
Revenues	$7,366
Cost of revenues (exclusive of depreciation shown separately below)	4,589
Depreciation and amortization attributable to costs of revenues	124
Gross profit	2,653
Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation shown separately below)	632
Depreciation and amortization expense attributable to operating expenses	21
Total operating expenses	653
Income before income tax	2,000
Income tax expense	(528)
Gain on sale of discontinued operations, net of $17,218 of tax	48,868
Income from discontinued operations, net of tax	$50,340

NOTE 23. RELATED PARTY TRANSACTIONS

Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors, and the General Counsel and Secretary of the Company as of December 31, 2023, serves as a partner. During the three months ended March 31, 2024 and 2023, we paid $172 thousand and $185 thousand to such law firm for legal services rendered.

NOTE 24. SUBSEQUENT EVENTS
On April 1, 2024, on the approval and recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors of the Company approved (1) a first amendment to the Vertex Energy, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”), to amend the 2020 Plan to allow for the grant of Restricted Stock Units (RSUs); previously the 2020 Plan allowed for the grant of Restricted Stock Shares, but not RSUs and the First Amendment updates the 2020 Plan to allow for the grant of RSUs; and (2) an increase in the number of shares available for future issuance under the 2020 Plan by 3,740,573 shares, to 5,240,574 shares, which represents 4% of the Company’s total outstanding shares of common stock as of December 31, 2023 (93,514,346 shares), pursuant to the terms of the 2020 Plan.
On April 15, 2024, the Company paid $2.1 million principal and $8.5 million interest with respect to the Term Loan according to the limited consent that was signed on March 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes thereto on the basis of management’s assessment to assist readers in understanding our results of operations, financial condition, and cash flows. As such, it should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024 (the “Annual Report”). Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Vertex”, “Vertex Energy” and “Vertex Energy, Inc.” refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under "Risk Factors", and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024 (under the heading "Risk Factors" and in other parts of that report), which factors include:
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
•risks associated with ongoing Phase 2 of the capital project currently in process at our Mobile, Alabama refinery, including costs and cost overruns, timing, delays and unanticipated problems associated therewith;
•health, safety, security and environment risks;
•the level of competition in our industry and our ability to compete and our ability to respond to changes in our industry;
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
•our ability to maintain our relationships with Macquarie Energy North America Trading Inc., Shell, and Idemitsu;
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
We currently provide our services in five states, primarily in the Gulf Coast and Midwest, regions of the United States. For the rolling twelve-month period ending March 31, 2024, we aggregated approximately 68.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 60.9 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) and Base Oil processes.
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
Heartland Assets and Operations Sale. On February 1, 2023, HPRM LLC (“HPRM”), which is indirectly wholly-owned by the Company, entered into a Sale and Purchase Agreement (the “Sale Agreement”) with GFL Environmental Services USA, Inc. (“GFL”) whereby HPRM agreed to sell to GFL, and GFL agreed to purchase from HPRM, all of HPRM’s equity interest in Vertex Refining OH, LLC (“Vertex OH”), our then wholly-owned subsidiary. Vertex Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”) and GFL Environmental Inc. (“GFL Environmental”), an affiliate of GFL, were also parties to the Sale Agreement, solely for the purpose of providing certain guarantees of the obligations of Heartland SPV and GFL. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH. See “Note 22. Discontinued Operations” of our Notes to Consolidated Financial Statements, included under “Item I Financial Statements”.
The transactions contemplated by the Sale Agreement closed on February 1, 2023.
We operate two business segments: the Refining and Marketing segment and the Black Oil and Recovery segment. For further description of the business and products of our segments, see “Results of Operations”, below.
Strategy and Plan of Operations

The principal elements of our strategy include:

Optimization of hydrocracker infrastructure between conventional and renewable fuels play. Beginning in the second quarter of 2022, we began a conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. The renewable diesel unit was commissioned on April 28, 2023, and on May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel and achieved the Phase I installed capacity target of 8,000 barrels per day as anticipated. The Company closed out Phase I of the RD project as of June 30, 2023, which was funded entirely through existing cash on-hand and cash flow from operations. Beginning in the second quarter of 2023, the Company started Phase 2 of the RD project. Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service. We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products.
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
We have experienced a decrease in gross and operating margins primarily driven by the decrease in gross profit at the Mobile Refinery as a result of a decrease in bench mark prices during the period, and the gross loss associated with the operation of the RD unit. This decrease was partially offset by an increase in gross margins generated in other businesses, including the gross profits generated by the Black Oil and Recovery segment.
The following table sets forth the high and low spot prices during the three months ended March 31, 2024, for our key benchmarks.

2024
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$29.57	February 12	$17.62	January 2
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.83	February 9	$2.23	January 2
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.61	March 18	$1.91	January 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$74.17	March 19	$60.80	January 17
NYMEX Crude oil (dollars per barrel)	$83.47	March 19	$70.38	January 2
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

The following charts sets forth the price indexes for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel produced at our Mobile Refinery, during the three months ended March 31, 2024:

ULSD - LLS
$50
$40
$30
$20
$10
$0
$/bbl
Jan-24
Feb-24
Mar-24

CBOB - LLS
$30
$25
$20
$15
$10
$5
$0
-$5
-$10
$/bbl
Jan-24
Feb-24
Mar-24

Jet - LLS
$/bbl
$60
$50
$40
$30
$20
$10
$0
Jan-24
Feb-24
Mar-24

The following charts sets forth the price indexes for our renewable fuel feedstock purchases and main finished products, (a) refined, bleached, and deodorized (RBD) soybean oil per million (ppm) of sulfur; (b) NYMEX Heating Oil; and (c) biomass-based diesel RINs (D4 RIN), at our Renewable Diesel unit, during the three months ended March 31, 2024:

RBD Soybean Oil
$/lb
$0.90
$0.80
$0.70
$0.60
$0.50
Jan-24
Feb-24
Mar-24

NYMEX Heating Oil
$/gal
$3.50
$3.25
$3.00
$2.75
$2.50
$2.25
$2.00
Jan-24
Feb-24
Mar-24

D4 RIN
$1.70
$1.50
$1.30
$1.10
$0.90
$0.70
$0.50
$0.30
$/RIN
Jan-24
Feb-24
Mar-24

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
(2) The Black Oil segment’s continued operations consist primarily of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants, (c) transportation revenues; and (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (h) sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption; and (i) revenues generated from trading/marketing of Group III Base Oils. On February 1, 2023, the Company sold its Heartland Assets and Operations (which formed a part of the Black Oil segment), and as such, has presented the Company’s Heartland Assets and Operations as discontinued operations.
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
Consolidated Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2024, as compared to the same periods in 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Revenues	$695,326	$691,142	$4,184
Cost of revenues (exclusive of depreciation and amortization shown separately below)	652,034	619,352	32,682
Depreciation and amortization attributable to costs of revenues	8,186	4,337	3,849
Gross profit	35,106	67,453	(32,347)

Operating expenses:
Selling, general and administrative expenses	39,782	41,942	(2,160)
Depreciation and amortization attributable to operating expenses	1,104	1,016	88
Total operating expenses	40,886	42,958	(2,072)

Income (loss) from operations	(5,780)	24,495	(30,275)

Other income (expense):
Other income (expense)	(1,049)	1,653	(2,702)
Loss on change in value of derivative warrant liability	6,658	(9,185)	15,843
Interest expense	(17,683)	(12,477)	(5,206)
Total other expense	(12,074)	(20,009)	7,935

Income (loss) from continuing operation before income tax	(17,854)	4,486	(22,340)

Income tax expense	—	(1,013)	1,013

Income (loss) from continuing operations	(17,854)	3,473	(21,327)
Income from discontinued operations, net of tax	—	50,340	(50,340)
Net income (loss)	(17,854)	53,813	(71,667)
Net loss attributable to non-controlling interest from continuing operations	(120)	(50)	(70)
Net income (loss) attributable to Vertex Energy, Inc.	$(17,734)	$53,863	$(71,597)

Our revenues and cost of revenues are significantly impacted by the renewable diesel (RD) unit at the Mobile Refinery, which began commercial production of RD in May 2023, and fluctuations in commodity prices. Increases (decreases) in commodity prices typically result in increases (decreases) in revenue and cost of revenues (i.e., feedstock costs). Additionally, from time to time, we have used hedging instruments to manage our exposure to underlying commodity prices.
First Quarter 2024 Compared to First Quarter 2023 Discussion
Comparability of consolidated results of operations between the three months ended March 31, 2024 and 2023, are affected by the operation of the RD unit, which started operation in May 2023, as well as a turnaround performed in the conventional Mobile Refinery unit during Q1 2024. See Refining and Marketing segment tables that segregate the impact of the Mobile Refinery for this period.

During the three months ended March 31, 2024, compared to the same period in 2023, we saw a slight decrease in the volume of products we manage through our facilities. In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the first quarter of 2024, as compared to the same period in 2023 due to the RD unit operation and increased price of direct material and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.
During the three months ended March 31, 2024, total revenues increased approximately $4.2 million compared to the same period in 2023, which was primarily due to the increase in revenues from refined product and services of $1.7 million and $2.1 million, respectively.
During the three months ended March 31, 2024, total cost of revenues (exclusive of depreciation and amortization) increased approximately $32.7 million, which was the result of an increase of $44.7 million (excluding cost of intercompany sales) from the Mobile Refinery, offset by a $12.0 million decrease from other business, compared to the same period ended March 31, 2023. The main reasons for the $44.7 million increase in cost of revenues from the Mobile Refinery were the high crude oil and feedstock pricing and certain variable production costs. Our cost of revenues is affected by prices we pay for feedstocks and crude oil, inventory financing costs, and other operational costs at our facilities.
For the three months ended March 31, 2024, total depreciation and amortization expense attributable to cost of revenues was $8.2 million, compared to $4.3 million for the three months ended March 31, 2023, an increase of $3.3 million, mainly due to the RD unit operation in the first quarter of 2024, compared to no RD unit operations during the same period of 2023.
For the three months ended March 31, 2024, our gross profit decreased by $32.3 million from $67.5 million for the three months ended March 31, 2024 to $35.1 million during the current period. This decrease in gross profit was primarily driven by the decrease in gross profit at the Mobile Refinery as a result of a decreased crack spread during the period, and the gross loss associated with the operation of the RD unit. The Mobile Refinery unit gross profit decreased by $27.7 million for the current period compared to the prior period, and the RD unit generated 10.5 million in gross loss during the current period, which was offset by gross profit generated in other businesses, including 3.8 million in gross profit generated by the Black Oil and Recovery segment.
Overall, commodity prices were lower for the three months ended March 31, 2024, compared to the same period in 2023. The Gulf Coast 2-1-1 crack spread averaged $22.11 and $31.59 per barrel, respectively during the three months ended March 31, 2024 and 2023. We use crack spreads as a performance benchmark for our Mobile refining gross margin and as a comparison with other industry participants. The Gulf Coast 2-1-1 crack spread is calculated using two barrels of LLS (Louisiana Light Sweet crude oil) producing one barrel of USGC CBOB gasoline and one barrel of USGC ultra-low sulfur diesel. As a result, our fuel gross margin per barrel of throughput decreased 28% for the three months ended March 31, 2024, relative to the three months ended March 31, 2023.
Total operating expenses (excluding depreciation and amortization) decreased approximately $2.2 million for the three months ended March 31, 2024, compared to the same prior year’s period, which decrease was primarily driven by the reduction in legal costs during the current period.
We had interest expense of $17.7 million for the three months ended March 31, 2024, compared to interest expense of $12.5 million for the three months ended March 31, 2023, an increase of $5.2 million. This increase was due to the increased borrowing, accretion of deferred loan costs, and increase in interest expenses associated with Term Loan principal of $196.0 million as of March 31, 2024, as well as draws under our $169.7 million of inventory financing principal during the first quarter of 2024. The Term Loan principal was $152.1 million as of March 31, 2023 and the draws under our inventory financing principal were $107.9 million during the first quarter of 2023.
We had an approximately $6.7 million gain on change in value of derivative liability for the three months ended March 31, 2024, in connection with the warrants granted in connection with the Term Loan, compared to a loss on change in the value of our derivative liability of $9.2 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the decrease in the market price of our common stock during the current period, compared to the increase in the same period of prior year), and non-cash accounting adjustments in connection therewith.

We had loss from continuing operations of approximately $17.9 million for the three months ended March 31, 2024, compared to income from continuing operations of $3.5 million for the three months ended March 31, 2023, an increase in loss from continuing operations of $21.3 million. The primary reason for the generation of net loss from continuing operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was attributable to the loss from RD unit operation for the three months ended March 31, 2024. The loss from the RD unit was primarily driven by higher feedstock prices.
Refining and Marketing Segment
Since April 1, 2022, the Refining and Marketing segment has generated most of its revenues from the sales of petroleum refined products processed at the Mobile Refinery. The Mobile Refinery processes crude oils into refined finished products which include gasolines, distillates including jet fuel, LPGs, and other residual fuels such as VTBs, VGO, olefins, reformate and sulfur. We market these finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels. Most of the Mobile Refinery production is sold to Macquarie Energy North America Trading Inc (“Macquarie”), under our Inventory Financing Agreement. See “Note 10. Inventory Financing Agreements” of our Notes to Consolidated Financial Statements, included under “Item 1 Financial Statements”.
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
Results from operations from the Mobile Refinery have substantially changed our overall revenue, cost of revenue, net income, and earnings before interest, taxes, depreciation, and amortization. During the three months ended March 31, 2024 and 2023, the Mobile Refinery generated 92.4% of our total consolidated revenue. Set forth below are our results of operations and certain key performance indicators disaggregated to show the Mobile Refinery on a stand-alone basis to facilitate comparability between periods (in thousands, except key performance indicators):

	Three Months Ended March 31,
	2024					2023
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues:
Refined products	$563,441	$75,803	$639,244	$11,515	$650,759	$630,759	$22,283	$653,042
Re-refined products	—	—	—	3,867	3,867	—	4,353	4,353
Services	2,719	362	3,081	—	3,081	1,933	—	1,933
Revenues	566,160	76,165	642,325	15,382	657,707	632,692	26,636	659,328
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	500,443	75,849	576,292	14,185	590,477	542,826	25,734	568,560
Variable production costs attributable to costs of revenues	25,651	6,846	32,497	—	32,497	21,252	—	21,252
Depreciation and amortization attributable to costs of revenues	2,558	3,932	6,490	51	6,541	3,144	150	3,294
Gross profit (loss)	37,508	(10,462)	27,046	1,146	28,192	65,470	752	66,222
Operating expenses
Selling general and administrative expense	16,061	9,382	25,443	704	26,147	24,681	1,805	26,486
Depreciation and amortization attributable to operating expenses	772	21	793	—	793	736	72	808
Total operating expenses	16,833	9,403	26,236	704	26,940	25,417	1,877	27,294
Income (loss) from operations	20,675	(19,865)	810	442	1,252	40,053	(1,125)	38,928
Other income (expenses)
Other income	(685)	—	(685)	—	(685)	—	—	—
Interest expense	(2,455)	(2,292)	(4,747)	—	(4,747)	(3,876)	—	(3,876)
Net income (loss)	$17,535	$(22,157)	$(4,622)	$442	$(4,180)	$36,177	$(1,125)	$35,052
Refining adjusted EBITDA *	$33,107	$(10,386)	$22,721	$513	$23,234	$41,831	$(970)	$40,861
Key performance indicators:
Fuel Gross Margin *	$73,648	$3,829	$77,477	$1,354	$78,831	$103,802	$804	$104,606
Adjusted Gross Margin*	$46,610	$(4,936)	$41,674	$1,166	$42,840	$63,368	$685	$64,053
Fuel Gross Margin Per Barrel of Throughput (1)*	$12.63	$10.29	$12.49	n/a	n/a	$16.17	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$8.00	$(13.26)	$6.72	n/a	n/a	$9.87	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$22.11	n/a	n/a	n/a	n/a	$31.59	n/a	n/a
Operating Expenses Per Barrel of Throughput (3)	$2.75	$25.21	$4.10	n/a	n/a	$3.84	n/a	n/a
Variable Production Costs Per Barrel of Throughput (4)	$4.40	$18.39	$5.24	n/a	n/a	$3.31	n/a	n/a
* See “Non-U.S. GAAP Financial Measures and Key Performance Indicators” below.

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
The following table shows average throughput and product yield at the Mobile Refinery for three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
	Conventional	Renewable	Total	Conventional
Refinery throughput (bpd)
Crude oil	64,065	—	64,065	71,328
Renewable feedstocks (1)	—	4,090	4,090	—
Total throughput	64,065	4,090	68,155	71,328

Refinery Yields (bpd)
Gasolines	14,678	—	14,678	15,723
Distillates	13,441	—	13,441	14,720
Jet fuel	12,595	—	12,595	12,789
Other (2)	23,428	—	23,428	26,119
Renewable diesel	—	4,003	4,003	—
Total yields	64,142	4,003	68,145	69,351

(1) The renewable diesel unit became operational on May 27, 2023.
(2) Other includes intermediates and LPGs.
First Quarter 2024 Compared to First Quarter 2023 Discussion

    Our Refining and Marketing Segment includes our Mobile Refinery and Legacy Refining and Marketing. The RD unit of Mobile Refinery began operation in May 2023. For the Legacy Refining and Marketing, our Marine Fuel Service began operation in May 2023, through our wholly-owned subsidiary, Crystal Energy, LLC (“Crystal Energy”), a wholesale distributor of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment, which we decided to shut down in December 2023. These business changes significantly affected revenue and cost of revenue of our Refining and Marketing Segment during the three months ended March 31, 2024, compared to the same period of 2023.
Revenues from the Mobile Refinery were $642.3 million and 6.3 million barrels of hydrocarbon products were refined for the first quarter in 2024, compared to $632.7 million of revenue and 6.3 million barrels of hydrocarbon products being refined for the same period in 2023. The increase in revenues was primarily due to the operation of the RD unit during the current period when compared to the absence of such operation for the comparative period. The cost of revenues (exclusive of depreciation and amortization) from the Mobile Refinery increased $33.5 million and depreciation and amortization attributable to cost of sales increased $3.3 million for the first quarter of 2024, compared to the same period in 2023, mainly due to the high cost of feedstock for operation of the RD unit during the current period when compared to the absence of such costs as a result of the RD unit not being live during the comparative period.
Gross profit for the Mobile Refinery decreased $38.4 million for three months ended March 31, 2024. This decrease in gross profit was primarily driven by a decreased crack spread during the period, and the gross loss associated with the operation of the RD unit.

The Mobile Refinery had a $0.8 million increase in operational expenses for the three months ended March 31, 2024, as compared to the same period in 2023. The slight increase was mainly due to the effects of higher costs associated with the operation of the RD unit.
Legacy Refining and Marketing revenues decreased $11.3 million during the three months ended March 31, 2024, as compared to the same period in 2023. Cost of revenues (exclusive of depreciation and amortization) from the Legacy Refining and Marketing decreased $11.5 million for the first quarter in 2024 compared to the same period in 2023. The decreases in both revenue and cost of sales were mainly due to Crystal Energy winding down operations in December 2023, partially offset by the operations of our Marine Fuels division, which began operations in April 2023.
Our Legacy Refining and Marketing business had a $1.1 million decrease in operational expenses for first quarter of 2024, as compared to the same period in 2023. The decreases in both revenue and cost of sales were mainly due to Crystal Energy winding down operations in December 2023, partially offset by the operations of our Marine Fuels division, which began operations in April 2023.
Interest expense for the segment increased $0.9 million during the first quarter of 2024, as compared to the same period in 2023, mainly due to the interest expenses associated with the draws under our $169.7 million of inventory financing principal during the first quarter of 2024. The draws under the inventory financing principal were $107.9 million during the first quarter of 2023.
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
The Black Oil and Recovery Segment includes our used motor oil business (the “UMO Business”), which includes the Heartland Assets and Operations, which is presented as discontinued operations. Refer to “Note 22. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item 1. Financial Statements”.
The table below shows the operating results of Black Oil and Recovery Segment for the three months ended March 31, 2024 and 2023, including revenues by product (in thousands):

	Three Months Ended March 31,
Black Oil and Recovery	2024	2023	Variance*
Revenues
Refined products:
Other refinery products (1)	$31,724	$29,423	$2,301
Re-refined products:
Metals (2)	3,442	3,413	29
Other re-refined products (3)	1,773	998	775
Services:
Oil collection services	1,702	713	989
Revenues	38,641	34,547	4,094
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,082	30,418	336
Depreciation and amortization attributable to costs of revenues	1,645	1,043	(602)
Gross profit	6,914	3,086	3,828
Operating expenses
Selling general and administrative expense	5,397	4,799	598
Depreciation and amortization attributable to operating expenses	72	38	34
Total operating expenses	5,469	4,837	632
Income (loss) from operations	1,445	(1,751)	3,196
Other income (expenses)
Other income (expenses)	(359)	1,655	(2,014)
Interest expense	(96)	(57)	(39)
Net income (loss)	$990	$(153)	$1,143
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
First Quarter 2024 to First Quarter 2023 Highlights:
Revenue from operations for our Black Oil and Recovery Segment increased $4.1 million for the three months ended March 31, 2024, compared to 2023, as a result of increases in commodity prices.

Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment decreased $0.3 million for the three months ended March 31, 2024, compared to 2023, primarily due to favorable costs to collect feedstock.
The total income from operations from the Black Oil and Recovery Segment was $1.4 million for the three months ended March 31, 2024, which increased $3.2 million compared to the same period ended March 31, 2023, primarily due to an increase in revenues from VGO, re-refined products, and oil collection services.

Non-U.S. GAAP Financial Measures and Key Performance Indicators
In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), in this Report we also present certain non-U.S. GAAP financial measures and key performance indicators for the Refining and Marketing segment, which constitutes approximately 95% of total consolidated revenues.
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
Refining Adjusted EBITDA.
Refining Adjusted EBITDA represents net income (loss) from operations before interest expenses, taxes, depreciation and amortization, plus or minus unrealized gain or losses on hedging activities, inventory adjustments, acquisition costs, and gain or loss on sale of assets, environmental reserves and certain other unusual or non-recurring charges included in selling, general, and administrative expenses.
The following tables reconcile GAAP gross profit (loss) to Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2024					2023
	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing	Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$37,508	$(10,462)	$27,046	$1,146	$28,192	$65,470	$752	$66,222
Unrealized (gain) loss on hedging activities	(555)	934	379	20	399	(570)	(67)	(637)
Inventory valuation adjustments	9,657	4,592	14,249	—	14,249	(1,532)	—	(1,532)
Adjusted Gross Margin	46,610	(4,936)	41,674	1,166	42,840	63,368	685	64,053
Variable production costs included in cost of revenues	25,651	6,846	32,497	—	32,497	21,252	—	21,252
Depreciation and amortization attributable to costs of revenues	2,558	3,932	6,490	51	6,541	3,144	150	3,294
RFS expense (mainly RINs)	(857)	—	(857)	—	(857)	16,115	—	16,115
Realized loss on hedging activities	2,577	(1,783)	794	137	931	(439)	(31)	(470)
Financing costs	(172)	132	(40)	—	(40)	2,295	—	2,295
Other revenues	(2,719)	(362)	(3,081)	—	(3,081)	(1,933)	—	(1,933)
Fuel Gross Margin	$73,648	$3,829	$77,477	$1,354	$78,831	$103,802	$804	$104,606

Throughput (bpd)	64,065	4,090	68,155	n/a	n/a	71,328	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$12.63	$10.29	$12.49	n/a	n/a	$16.17	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$8.00	$(13.26)	$6.72	n/a	n/a	$9.87	n/a	n/a

Net income (loss)	$17,535	$(22,157)	$(4,622)	$442	$(4,180)	$36,177	$(1,125)	$35,052
Unrealized gain on hedging activities	(555)	934	379	20	399	(570)	(67)	(637)
Depreciation and amortization	3,330	3,953	7,283	51	7,334	3,880	222	4,102
Interest expenses	2,455	2,292	4,747	—	4,747	3,876	—	3,876
Inventory valuation adjustment	9,657	4,592	14,249	—	14,249	(1,532)	—	(1,532)
(Gain) loss on sale of assets	685	—	685	—	685	—	—	—
Refining Adjusted EBITDA	$33,107	$(10,386)	$22,721	$513	$23,234	$41,831	$(970)	$40,861

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

As of March 31, 2024, the Company has evaluated its ability to continue as a going concern. Management has considered various factors, including historical operating results, liquidity, financial condition, and other relevant conditions and events. Based on this evaluation, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year of the financial statement issuance date primarily due to the Term Loan maturing on April 1, 2025. Management's plans to mitigate the going concern risk include current efforts to refinance the debt of the Company with a new lender group, and the various efforts underway to reduce and minimize costs throughout the organization. In summary, we believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. However, there can be no assurance that these plans will be successful.
We had total assets of approximately $835.1 million as of March 31, 2024, compared to $854.6 million at December 31, 2023. The decrease was mainly due to the decrease of the right of use assets that were acquired via operating lease and financing leases, and decreases in prepaid expenses and other current assets during the three months ended March 31, 2024.
We had total current liabilities of approximately $337.0 million as of March 31, 2024, compared to $328.8 million at December 31, 2023. We had total liabilities of $652.1 million as of March 31, 2024, compared to total liabilities of $654.2 million as of December 31, 2023. The increase in current liabilities was mainly due to increases in our obligations under inventory financing agreements , and the slight decrease in long-term liabilities was mainly due to a decrease in the right of use liabilities related to operating and finance leases, along with the decreases in derivative liabilities, which was caused by the increased stock price, during the three months ended March 31, 2024, compared to December 31, 2023.
We had working capital of approximately $8.0 million as of March 31, 2024, compared to working capital of $23.2 million as of December 31, 2023. The decrease in working capital from December 31, 2023, to March 31, 2024, is mainly due to the increase in obligations under inventory financing arrangements and decrease in cash and cash equivalents due to fixed asset spent during the three months ended March 31, 2024.
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
The renewable diesel unit was commissioned on April 28, 2023, and mechanical completion was achieved in March 2023. The capital project modified the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. The refinery commenced production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel in the second quarter of 2023, with production volumes able to ramp up to approximately 14,000 bpd.

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

Cash flows for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning cash, cash equivalents and restricted cash	$80,573	$146,187
Net cash provided by (used in):
Operating activities	(29,126)	(36,801)
Investing activities	(12,150)	13,302
Financing activities	26,452	(27,570)
Net decrease in cash, cash equivalents and restricted cash	(14,824)	(51,069)
Ending cash, cash equivalents and restricted cash	$65,749	$95,118

The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included in this report includes only cash flow information for our continued operations.

Our current primary sources of liquidity are cash generated from operations, and cash flows from borrowing.

Net cash used in operating activities was approximately $29.1 million for the three months ended March 31, 2024, as compared to net cash used of $36.8 million in 2023. The primary reasons for the decrease in cash used in operating activities for the three months period ended March 31, 2024, compared to the same period in 2023, were due to higher accounts payable, accrued expenses, and prepaid and other current assets balances offset by higher accounts receivable and other receivables, inventory and prepaid and other current asset balances during the prior year comparative period, along with the loss from operations generated from the RD unit during the current period mainly due to higher feedstock prices.

Investing activities used cash of approximately $12.2 million for the three months ended March 31, 2024, as compared to providing cash of $13.3 million during the corresponding period in 2023, due mainly to the sale of the Heartland Assets and Operations on February 1, 2023, compared to fixed assets purchased for the Mobile Refinery during the current period.

Financing activities provided cash of approximately $26.5 million for the three months ended March 31, 2024, as compared to using cash of $27.6 million during the corresponding period in 2023. Financing activities for the three months ended March 31, 2024, were mainly comprised of principal payments for various short term notes of $4.5 million, offset by borrowing from inventory financing of $28.3 million and $3.2 million of proceeds from note payable. Financing activities for the three months ended March 31, 2023, were mainly comprised of the payments for inventory financing $11.3 million, for notes payable and capital leases of $17.2 million.

More information regarding our loan agreements, leases, insurance premium finance and Convertible Senior Notes, can be found under “Note 15. Financing Agreements” of our Condensed Notes to Consolidated Financial Statements, included under “Item 1. Financial Statement”.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. “Note 2. Summary of Critical Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2023 Form 10-K.

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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under various bank facilities. Interest on these facilities is based upon variable interest rates using Money Rates quoted from The Wall Street Journal or Federal Funds rate as the base rate.
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
At March 31, 2024, the Company had one variable-rate term loan outstanding.
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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2024, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2023 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2023), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weaknesses
We believe the planned remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023, and others that may be implemented, will remediate these material weaknesses. However, these material weaknesses will not be considered formally remediated until controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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
Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•risks associated with our outstanding Term Loan due April 1, 2025 currently bearing interest 17.25% per annum, including amounts owed, our ability to repay such facilities and amounts due thereon when due, and as a result, our ability to continue as a going concern;
•risks associated with ongoing capital projects at the Mobile Refinery, including the timing thereof, costs associated therewith, and cost over runs;
•the level of competition in our industry and our ability to compete;
•decreases in global demand for, and the price of oil, the supply and demand for oil and used oil, as well as used oil feed stocks and the price of oil and the feedstocks we use in our operations, process and sell;
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
Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 7, 2024 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2023, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
Unanticipated problems or delays, or increases in costs, in connection with the ongoing capital project at the Mobile Refinery, or failures to obtain economic returns thereon, may harm our business and viability.

We are in the process of completing phase 2 of a capital project designed to modify the Mobile Refinery’s hydrocracking unit to produce renewable diesel fuel on a standalone basis (the “Conversion”). The occurrence of significant unforeseen conditions or events in connection with the Conversion may make the Conversion more expensive, prevent us from completing the Conversion, delay the completion of the Conversion or require us to reexamine our business model. Additionally, such renewable diesel operations may not end up generating revenues and/or returns sufficient to make the Conversion and/or the operation of the renewable diesel unit commercially reasonable. Any change to our current business model or plans or management’s evaluation of the viability of the Conversion or timing associated therewith may adversely affect our business, relationships and agreements. Construction costs for the Conversion may also increase to a level that would make such Conversion too expensive to complete or unprofitable to operate, due to increases in material, labor, inflation, changing commodity pricing, operational expenses or otherwise. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, and have already delayed the completion of the project once due to supply constraints, any of which could prevent us from timely completing the Conversion. Any of the above may result in a material adverse change to our financial results and cash flows. In the event the Company determines that the renewable diesel unit is unprofitable to operate, we may be unable to recoup the costs of the Conversion, and may face liabilities in the event we terminate, or unable to fulfil, material agreements associated therewith.
We anticipate that we will need to raise additional capital in the future to satisfy outstanding liabilities and our ability to obtain the necessary funding is uncertain, which raises substantial doubt about our ability to continue as a going concern.
We will need to raise additional funding or refinance our Term Loan in the future, which we owe $196 million under as of the date of this filing, and which is due on April 1, 2025. We may also need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon, we anticipate needing to raise additional funding in the future to repay the Term Loan, and/or we may need to raise additional funding in the future to support our operations, complete capital projects, complete acquisitions and grow our operations. Such funds may not be available when needed or may not be available on favorable terms. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts and/or redeem our preferred stock (pursuant to their terms), complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all. The terms of any new credit or debt agreement we enter into in the future to refinance or repay the Term Loan may be on less favorable terms, require additional, or more, restrictive covenants, and may further restrict our ability to operate.
As of March 31, 2024, the Company has evaluated its ability to continue as a going concern. Management has considered various factors, including historical operating results, liquidity, financial condition, and other relevant conditions and events. Based on this evaluation, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the financial statement issuance date primarily due to the Term Loan maturing on April 1, 2025. Management’s plans to mitigate the going concern risk include current efforts to refinance the debt of the Company with a new lender group, and the various efforts underway to reduce and minimize costs throughout the organization. In addition, the Company believes it has the ability, if necessary, to raise additional capital through the capital equity markets. However, there can be no assurance that these plans will be successful.
The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty. Investors and other users of the financial statements are encouraged to consider this information when assessing the Company's financial position and prospects.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2024, and from the period from April 1, 2024, to the filing date of this report.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.
(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
3.1	Second Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	2/9/2024	001-11476
4.1	Warrant Agreement dated December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	1/2/2024	001-11476
4.2	Amendment to the April 1, 2022 Warrant Agreement, dated the December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.2	1/2/2024	001-11476
4.3	Amendment to the May 26, 2022 Warrant Agreement, dated the December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.3	1/2/2024	001-11476
10.1%	Amendment Number Five to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	1/2/2024	001-11476
10.2	Registration Rights Agreement dated December 28, 2023, between Vertex Energy Inc. and each of the Holders party thereto		8-K	10.2	1/2/2024	001-11476
10.3%	Limited Consent dated March 28, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., certain direct and indirect subsidiaries of Vertex Energy Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders	X
10.4%	Limited Consent dated March 28, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., certain direct and indirect subsidiaries of Vertex Energy Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*	X

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

VERTEX ENERGY, INC.

Date: May 9, 2024	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)