Form 10-K/A
period 2023-12-31
Vertex Energy Inc.
filed 2024-05-17
CIK 890447

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

VERTEX ENERGY, INC.

(Exact name of registrant as specified in its charter)

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

Yes   ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $534,959,675. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of the Original Report (defined below).

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 93,514,346 shares of common stock issued and outstanding as of March 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Vertex Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on March 7, 2024 (the “Original Report”). This Amendment is being filed to revise Part II “Item 9B. Other Information” by adding one Rule 10b5-1 trading arrangement entered into by one of our directors during the quarter ended December 31, 2023, and by including inline eXtensible Business Reporting Language (“iXBRL”) data tagging that was inadvertently omitted from the disclosure included in the Original Report relating thereto.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1, under Item 15 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment No. 1.

Other than as expressly set forth herein, this Amendment No. 1 does not, and does not purport to, amend, update or restate the information in the Original Report or reflect any events that have occurred after the Original Report was made. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time as of which the Original Report was made. No changes have been made to the financial statements of the Company as contained in the Original Report. Accordingly, this Amendment No. 1 should be read together with the Original Report and the Company’s other filings with the SEC.

PART II

Item 9B. Other Information

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described below:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Odeh Khoury, Director	Adoption	November 10, 2023	X		2,250	November 10, 2025, or earlier upon the sale of all shares of common stock covered under the plan

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this Report

(1)	All financial statements

Our financial statements are included in the Original Report beginning on page 100.

(2)	Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in the Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: May 17, 2024	By:	/s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)