Form 10-Q/A
period 2024-03-31
Vertex Energy Inc.
filed 2024-05-17
CIK 890447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Vertex Energy, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, as filed with the Securities Exchange Commission on May 9, 2024 (the “Original Form 10-Q”) solely to include Exhibits 10.3 and 10.4, that were inadvertently omitted from the Original Form 10-Q.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
3.1	Second Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	2/9/2024	001-11476
4.1	Warrant Agreement dated December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	1/2/2024	001-11476
4.2	Amendment to the April 1, 2022 Warrant Agreement, dated the December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.2	1/2/2024	001-11476
4.3	Amendment to the May 26, 2022 Warrant Agreement, dated the December 28, 2023, by and among Vertex Energy Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.3	1/2/2024	001-11476
10.1%	Amendment Number Five to Loan and Security Agreement dated May 26, 2022, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	1/2/2024	001-11476
10.2	Registration Rights Agreement dated December 28, 2023, between Vertex Energy Inc. and each of the Holders party thereto		8-K	10.2	1/2/2024	001-11476
10.3%	Limited Consent dated March 22, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., certain direct and indirect subsidiaries of Vertex Energy Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders	X

10.4%	Limited Consent dated March 28, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., certain direct and indirect subsidiaries of Vertex Energy Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*		10-K	31.1	05/09/2024	001-11476
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*		10-K	31.2	05/09/2024	001-11476
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.4	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**		10-K	32.1	05/09/2024	001-11476
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**		10-K	32.2	05/09/2024	001-11476
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*		10-K	101.INS	05/09/2024	001-11476
101.SCH	Inline XBRL Taxonomy Extension Schema Document*		10-K	101.SCH	05/09/2024	001-11476
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*		10-K	101.CAL	05/09/2024	001-11476
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*		10-K	101.DEF	05/09/2024	001-11476
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*		10-K	101.LAB	05/09/2024	001-11476
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*		10-K	101.PRE	05/09/2024	001-11476
104	Inline XBRL for the cover page of this Annual Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*		10-K	104	05/09/2024	001-11476

*    Filed.

**    Furnished.

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