Form 10-Q
period 2024-06-30
Vertex Energy Inc.
filed 2024-08-08
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
☐ Yes  ☑ No

As of August 7, 2024, there were 93,514,346 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)
(UNAUDITED)
	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$18,763	$76,967
Restricted cash	100	3,606
Accounts receivable, net	80,526	36,164
Inventory	126,319	182,120
Prepaid expenses and other current assets	50,613	53,174
Total current assets	276,321	352,031

Fixed assets, net	343,341	326,111
Finance lease right-of-use assets	62,519	64,499
Operating lease right-of use assets	76,370	96,394
Intangible assets, net	9,773	11,541
Other assets	4,044	4,048
TOTAL ASSETS	$772,368	$854,624

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$36,484	$75,004
Accrued expenses and other current liabilities	137,043	73,636
Finance lease liability-current	2,541	2,435
Operating lease liability-current	12,524	20,296
Current portion of long-term debt, net	197,235	16,362
Obligations under inventory financing agreements, net	108,728	141,093
Total current liabilities	494,555	328,826

Long-term debt, net	14,530	170,701
Finance lease liability-long-term	64,918	66,206
Operating lease liability-long-term	62,702	74,444
Deferred tax liabilities	2,776	2,776
Derivative warrant liability	1,961	9,907
Other liabilities	1,377	1,377
Total liabilities	642,819	654,237

EQUITY
Common stock, $0.001 par value per share; 750,000,000 shares authorized; 93,514,346 shares issued and outstanding at June 30, 2024 and December 31, 2023.	94	94
Additional paid-in capital	384,493	383,632
Accumulated deficit	(258,886)	(187,379)
Total Vertex Energy, Inc. shareholders' equity	125,701	196,347
Non-controlling interest	3,848	4,040
Total equity	129,549	200,387
TOTAL LIABILITIES AND EQUITY	$772,368	$854,624

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$750,061	$734,893	$1,445,387	$1,426,035
Cost of revenues (exclusive of depreciation and amortization shown separately below)	741,202	729,649	1,393,236	1,349,001
Depreciation and amortization attributable to costs of revenues	8,613	6,630	16,799	10,967
Gross profit (loss)	246	(1,386)	35,352	66,067

Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	37,441	42,636	77,223	84,578
Depreciation and amortization attributable to operating expenses	1,125	1,028	2,229	2,044
Total operating expenses	38,566	43,664	79,452	86,622
Loss from operations	(38,320)	(45,050)	(44,100)	(20,555)
Other income (expense):
Other income (expenses)	520	(496)	(529)	1,156
Gain on change in value of derivative warrant liability	1,680	9,600	8,338	415
Interest expense	(17,725)	(77,536)	(35,408)	(90,013)
Total other expense	(15,525)	(68,432)	(27,599)	(88,442)
Loss from continuing operations before income tax	(53,845)	(113,482)	(71,699)	(108,997)
Income tax benefit	—	28,688	—	27,676
Loss from continuing operations	(53,845)	(84,794)	(71,699)	(81,321)
Income from discontinued operations, net of tax (see note 22)	—	3,340	—	53,680
Net loss	(53,845)	(81,454)	(71,699)	(27,641)
Net loss attributable to non-controlling interest from continuing operations	(72)	(53)	(192)	(103)
Net loss attributable to Vertex Energy, Inc.	$(53,773)	$(81,401)	$(71,507)	$(27,538)

Net income loss attributable to common shareholders from continuing operations	$(53,773)	$(84,741)	$(71,507)	$(81,218)
Net income attributable to common shareholders from discontinued operations, net of tax	—	3,340	—	53,680
Net loss attributable to common shareholders	$(53,773)	$(81,401)	$(71,507)	$(27,538)

Basic loss per common share
Continuing operations	$(0.58)	$(1.07)	$(0.76)	$(1.05)
Discontinued operations, net of tax	—	0.03	—	0.69
Basic loss per common share	$(0.58)	$(1.04)	$(0.76)	$(0.36)

Diluted income (loss) per common share
Continuing operations	$(0.58)	$(1.07)	$(0.76)	$(1.05)
Discontinued operations, net of tax	—	0.03	—	0.69
Diluted income (loss) per common share	$(0.58)	$(1.04)	$(0.76)	$(0.36)

Shares used in computing earnings per share
Basic	93,514	79,519	93,514	77,615
Diluted	93,514	79,519	93,514	77,615

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except par value)
(UNAUDITED)

Six Months Ended June 30, 2024
	Common Stock
	Shares	$0.001 Par	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance on January 1, 2024	93,515	$94	$383,632	$(187,379)	$4,040	$200,387
Stock based compensation expense	—	—	431	—	—	431
Net loss	—	—	—	(17,734)	(120)	(17,854)
Balance on March 31, 2024	93,515	94	384,063	(205,113)	3,920	182,964
Stock based compensation expense	—	—	430	—	—	430
Net loss	—	—	—	(53,773)	(72)	(53,845)
Balance on June 30, 2024	93,515	$94	$384,493	$(258,886)	$3,848	$129,549

Six Months Ended June 30, 2023
	Common Stock
	Shares	$0.001 Par	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance on January 1, 2023	75,670	$76	$279,552	$(115,893)	$1,685	$165,420
Exercise of options	166	—	209	—	—	209
Stock based compensation expense	—	—	365	—	—	365
Non-controlling shareholder contribution	—	—	—	—	980	980
Net income (loss)	—	—	—	53,863	(50)	53,813
Balance on March 31, 2023	75,836	76	280,126	(62,030)	2,615	220,787
Exercise of options	195	—	169	—	—	169
Stock based compensation expense	—	—	368	—	—	368
Non-controlling shareholder contribution	—	—	—	—	490	490
Senior Note converted	17,206	17	101,113	—	—	101,130
Net loss	—	—	—	(81,401)	(53)	(81,454)
Balance on June 30, 2023	93,237	$93	$381,776	$(143,431)	$3,052	$241,490

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(71,699)	$(27,641)
Income from discontinued operations, net of tax	—	53,680
Loss from continuing operations	(71,699)	(81,321)
Adjustments to reconcile loss from continuing operations to cash used in operating activities from continuing operations
Stock based compensation expense	861	733
Depreciation and amortization	19,028	13,011
Deferred income tax expense	—	(27,676)
Loss on lease modification	35	—
Loss (gain) on sale of assets	684	(2)
Increase (decrease) in allowance for credit losses	(704)	93
Decrease in fair value of derivative warrant liability	(8,338)	(415)
Loss on commodity derivative contracts	1,551	2,123
Net cash settlements on commodity derivatives contracts	(1,547)	1,269
Amortization of debt discount and deferred costs	9,416	70,948
Changes in operating assets and liabilities
Accounts receivable and other receivables	(43,658)	(18,589)
Inventory	55,801	(80,199)
Prepaid expenses and other current assets	3,001	(16,546)
Accounts payable	(38,518)	20,376
Accrued expenses	53,183	5,932
Right-of use operating lease liabilities change	475	—
Other assets	4	(1,090)
Net cash used in operating activities from continuing operations	(20,425)	(111,353)
Cash flows from investing activities
Software purchase	—	(2,500)
Purchase of fixed assets	(25,996)	(105,344)
Proceeds from sale of discontinued operations	—	92,034
Proceeds from sale of fixed assets	2,584	5
Net cash used in investing activities from continuing operations	(23,412)	(15,805)
Cash flows from financing activities
Payments on finance leases	(1,187)	(908)
Proceeds from exercise of options and warrants to common stock	—	378
Contributions received from noncontrolling interest	—	1,470
Net change on inventory financing agreements	(32,615)	43,657
Proceeds from note payable	28,997	13,081
Payments on note payable	(13,068)	(24,422)
Net cash provided by (used in) financing activities from continuing operations	(17,873)	33,256

Discontinued operations:
Net cash used in operating activities	—	(150)
Net cash used in discontinued operations	—	(150)

Net decrease in cash, cash equivalents and restricted cash	(61,710)	(94,052)
Cash, cash equivalents, and restricted cash at beginning of the period	80,573	146,187
Cash, cash equivalents, and restricted cash at end of period	$18,863	$52,135

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

	Six Months Ended
	June 30, 2024	June 30, 2023

Cash and cash equivalents	$18,763	$48,532
Restricted cash	100	3,603
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$18,863	$52,135

SUPPLEMENTAL INFORMATION
Cash paid for interest	$27,772	$24,755
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Warrants issued with debt	$(392)	$—
Conversion of Convertible Senior Notes to common stock	$—	$79,948
ROU assets obtained from new finance leases	$16	$23,990
ROU assets obtained from new operating leases	$1,084	$38,945
ROU assets disposed under operating leases	$(9,747)	$—

See accompanying condensed notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (the "Company" or "Vertex Energy") is an energy transition company focused on the production and distribution of conventional and alternative fuels.
The Company owns and operates a conventional fuels refinery in Mobile, Alabama (the "Mobile Refinery") with an operable refining capacity of 75,000 barrels per day ("bpd") and more than 3.2 million barrels of storage capacity. Concurrent with the acquisition of the Mobile Refinery on April 1, 2022, the Company entered into an inventory financing agreement. For further details, refer to Note 10 “Inventory Financing Agreements”. Additionally, the Company operates used motor oil processing and re-refining facilities in Baytown, Texas; Marrero, Louisiana; and Myrtle Grove, Louisiana. The Company is headquartered in Houston, Texas.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. All significant intercompany transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2023 as reported in Form 10-K have been omitted.
Refining and Marketing
Effective April 1, 2022, we completed the acquisition of a 75,000 bpd crude oil refinery ten miles north of Mobile, in Saraland, Alabama (the “Mobile Refinery”) and related logistics assets, which include a deep-water draft, bulk loading terminal facility with 3.2 million barrels (bbls) of storage capacity for crude oil and associated refined petroleum products located in Mobile, Alabama (the “Blakeley Island Terminal”). The terminal includes a dock for loading and unloading vessels with a pipeline tie-in, as well as the related logistics infrastructure of a high-capacity truck rack with 3-4 loading heads per truck, each rated at 600 gallons per minute (the “Mobile Truck Rack”). The Mobile Refinery currently processes light sweet crude to produce regular gasoline, premium gasoline, jet fuel, diesel fuel and vacuum gas oil.
Beginning in the second quarter of 2022, we began a conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. The renewable diesel unit was commissioned on April 28, 2023, and on May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel and achieved the Phase I installed capacity target of 8,000 barrels per day as anticipated. The Company closed out Phase I of the renewable diesel (RD) project as of June 30, 2023, which was funded entirely through existing cash on-hand and cash flow from operations. Beginning in the second quarter of 2023, the Company started Phase 2 of the RD project. Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from conventional fuel operations to be generated in the fourth quarter of 2024.
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
Black Oil and Recovery
Through its Black Oil segment, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 30 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to its customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. The Company believes these contracts are beneficial to all parties involved because they help ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers. Additionally, these contracts offer the potential benefit of reduced inventory risk through a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. The Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which houses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology designed to re-refine used oil into marine fuel cutterstock (when such use makes economic sense) and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend.
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

Liquidity

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash and cash equivalents of $18.8 million as of June 30, 2024. As shown in the accompanying unaudited consolidated financial statements, the Company generated a net loss from continuing operations of $71.7 million during the six months ended June 30, 2024. The Company had a working capital deficit of $218.2 million as of June 30, 2024. The decrease in working capital from December 31, 2023, to June 30, 2024, is primarily driven by the reclassification of the term loan net balance of $197.2 million from long-term liability to current liability based on its maturity date of April 1, 2025.

The Company had cash outflows from operating activities from continuing operations, which were $20.4 million during the six months ended June 30, 2024. The Company had cash outflows from investing activities from continuing operations due to its investments in capital expenditures partially offset by proceeds of real property sales, which were $23.4 million during the six months ended June 30, 2024. The Company had cash outflows from financing activities from continuing operations due to its payback of note payable principal and inventory financing balance offset by proceeds from a new term loan acquired on June 27, 2024, which were $17.9 million during the six months ended June 30, 2024.

Restricted cash as of June 30, 2024, consisted of a $0.1 million deposit in a money market account to serve as collateral for payment of a credit card. Restricted cash as of December 31, 2023, consisted of a $2.0 million deposit in a bank for financing of a short-term equipment lease, and $1.5 million held in an escrow account in connection with the sale of Vertex Refining OH, LLC (“Vertex OH”), and $0.1 million deposit in a money market account to serve as collateral for payment of a credit card.
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
As of June 30, 2024, the Company has evaluated its ability to continue as a going concern. Management has considered various factors, including historical operating results, liquidity, financial condition, and other relevant conditions and events. Based on this evaluation, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year of the financial statement issuance date primarily due to the Term Loan (see below “Note 15. Financing Agreements”) maturing on April 1, 2025. Management's plans to mitigate the going concern risk include current efforts to refinance the debt of the Company with a new lender group, and the various efforts underway to reduce and minimize costs throughout the organization. In addition, the Company believes it has the ability, if necessary, to raise additional capital through the capital equity markets. However, there can be no assurance that these plans will be successful.
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
On March 7, 2024, the Judge issued a Final Judgment and Findings of Fact & Conclusions of Law, which concluded that Penthol lost its claims against Vertex, including all of the breaches of contract theories. As a result, Vertex won its unpaid commission claim in the amount of $1.4 million plus five percent interest on the unpaid claim amount, which was subsequently revised by the Judge on June 25, 2024, to be in the amount of $1.2 million after taking into consideration certain amounts that were already paid by Penthol.
Putative Class Action Litigation:
On April 13, 2023, William C. Passmore filed a putative class action lawsuit against the Company; Benjamin P. Cowart, our Chief Executive Officer and Chairman; and Chris Carlson, our Chief Financial Officer; in the United States District Court for the Southern District of Alabama (Southern Division). In May 2023 and June 2023, additional plaintiffs filed virtually identical putative class action lawsuits against the same three defendants, the first of which was filed in the same courthouse and the second of which was filed in the United States District Court for the Southern District of Texas (Houston Division). On January 24, 2024, the putative class action lawsuits were consolidated in the Southern District of Texas, and the lead plaintiffs filed a consolidated amended complaint on February 1, 2024. The consolidated amended complaint alleges that the Company, through Messrs. Cowart and Carlson, issued materially false and misleading statements, or omitted material information, regarding the financial performance of the Mobile Refinery in 2022. The plaintiffs have asserted claims for violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, against all defendants. The Company moved to dismiss the consolidated amended complaint on June 7, 2024, with briefing on the motion currently scheduled to be complete by August 20, 2024.
Shareholder Derivative Lawsuits:
In June 2023, two plaintiffs, derivatively on behalf of the Company, filed shareholder derivative lawsuits against certain Directors (both current and former) and Officers in the state courts of Texas and Nevada. The suits are substantially similar and allege that the Directors and Officers of the Company breached duties owed to the Company by allowing the Company to issue materially false and misleading statements, or failing to disclose material information, regarding the financial performance of the Mobile Refinery in 2022. Both the Texas and Nevada plaintiffs have asserted claims for breach of fiduciary duty, and the Texas plaintiff has asserted an additional claim for unjust enrichment. Plaintiffs seek multiple forms of relief, including high-level resolutions for amendments to the Company’s corporate governance documents. On July 19, 2023, the Texas court granted the plaintiff’s notice of non-suit as to two current Directors, who were only named in the Texas case, dismissing them from the lawsuit without prejudice, and on August 28, 2023, the Court granted the parties’ joint motion to stay the derivative lawsuit pending the outcome of an anticipated motion to dismiss in the putative securities class action. Similarly, on October 5, 2023, the Nevada court granted the parties’ joint stipulation to stay the case pending the outcome of the anticipated motion to dismiss in the putative securities class action.
On February 26, 2024, a third plaintiff filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Texas against certain Directors and Officers of the Company. The factual allegations in the third derivative lawsuit are substantially similar to the derivative lawsuits that are stayed in Texas and Nevada. This third derivative lawsuit, however, contains five claims in total, including claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and waste of corporate assets. The Company successfully sought a stay of this third derivative lawsuit, which is similar to the stay entered in the other derivative lawsuits, and obtained voluntary dismissals of the two Directors who were dismissed from the first derivative lawsuit in Texas state court and an additional Director.
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
Environmental Matters
Like other petroleum refiners, we are subject to federal, state, and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. Except as disclosed below, we do not anticipate that any such matters currently known to management will have a material impact on our financial condition, results of operations, or cash flows. As of June 30, 2024 and December 31, 2023, we reserved $1.4 million for anticipated environment clean-up costs.
NOTE 4. NON-CONTROLLING INTERESTS
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture through a Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's net loss for the period ended June 30, 2024 and 2023, respectively, and then added the loss attributable to the non-controlling interest back to the Company's "Net income attributable to Vertex Energy, Inc." in the Consolidated Statements of Operations. The below table represents the net loss of VRMLA for the periods ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss consolidated	$(147)	$(108)	$(392)	$(209)
Net loss attributed to Non-controlling entity	$(72)	$(53)	$(192)	$(103)
NOTE 5. REVENUES
The following tables present our revenues disaggregated by geographical market and revenue source (in thousands):

	Three Months Ended June 30, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$717,003	$34,950	$(1,892)	$750,061
Sources of Revenue
Refined products:
Gasolines	$141,817	$—	$—	$141,817
Jet Fuels	141,215	—	—	141,215
Diesel	108,482	—	—	108,482
Renewable diesel	68,752	—	—	68,752
Other refinery products (1)	247,356	26,682	(1,892)	272,146
Re-refined products:
Pygas	4,300	—	—	4,300
Metals (2)	—	3,880	—	3,880
Other re-refined products (3)	577	1,466	—	2,043
Services:
Terminalling	4,504	—	—	4,504
Oil collection services	—	2,922	—	2,922
Total revenues	$717,003	$34,950	$(1,892)	$750,061

	Three Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$711,419	$25,885	$(2,411)	$734,893
Sources of Revenue
Refined products:
Gasolines	$170,386	$—	$—	$170,386
Jet Fuels	106,474	—	—	106,474
Diesel	158,819	—	—	158,819
Renewable diesel	55,303	—	—	55,303
Other refinery products (1)	211,624	21,797	(2,411)	231,010
Re-refined products:
Pygas	5,011	—	—	5,011
Metals (2)	—	3,027	—	3,027
Other re-refined products (3)	—	509	—	509
Services:
Terminalling	3,802	—	—	3,802
Oil collection services	—	552	—	552
Total revenues	$711,419	$25,885	$(2,411)	$734,893

	Six Months Ended June 30, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$1,374,710	$73,591	$(2,914)	$1,445,387
Sources of Revenue
Refined products:
Gasolines	$274,968	$—	$—	$274,968
Jet Fuels	277,352	—	—	277,352
Diesel	233,182	—	—	233,182
Renewable diesel	144,555	—		144,555
Other refinery products (1)	428,324	58,406	(2,914)	483,816
Re-refined products:
Pygas	8,167	—	—	8,167
Metals (2)	—	7,322	—	7,322
Other re-refined products (3)	577	3,239	—	3,816
Services:
Terminalling	7,585	—	—	7,585
Oil collection services	—	4,624	—	4,624
Total revenues	$1,374,710	$73,591	$(2,914)	$1,445,387

	Six Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Primary Geographical Markets
Gulf Coast	$1,370,747	$60,431	$(5,143)	$1,426,035
Sources of Revenue
Refined products:
Gasolines	$318,107	$—	$—	$318,107
Jet Fuels	248,849	—	—	248,849
Diesel	341,275	—	—	341,275
Renewable diesel	55,303	—	—	55,303
Other refinery products (1)	392,114	51,220	(5,143)	438,191
Re-refined products:
Pygas	8,847	—	—	8,847
Metals (2)	—	6,440	—	6,440
Other re-refined products (3)	518	1,507	—	2,025
Services:
Terminalling	5,734	—	—	5,734
Oil collection services	—	1,264	—	1,264
Total revenues	$1,370,747	$60,431	$(5,143)	$1,426,035
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

NOTE 6.  SEGMENT REPORTING
The Refining and Marketing segment consists primarily of the sale of gasoline, diesel and jet fuel produced at the Mobile Refinery as well as pygas and industrial fuels, which are produced at a third-party facility. During the second quarter of 2023, the Mobile Refinery began processing soybean oil into renewable diesel, and during the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from conventional fuel operations to be generated in the fourth quarter of 2024.
The Black Oil and Recovery segment consists primarily of the sale of (a) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (b) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (c) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; (d) transportation revenues; (e) the sale of VGO/marine fuel; and (f) the sale of ferrous and non-ferrous recyclable metal products that are recovered from manufacturing and consumption. The Black Oil and Recovery segment excludes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”), which are presented herein as discontinued operations.
We also disaggregate our revenue by product category for each of our segments, as we believe such disaggregation helps depict how our revenue and cash flows are affected by economic factors.
Segment information for the three months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$707,622	$26,682	$(1,892)	$732,412
Re-refined products	4,877	5,346	—	10,223
Services	4,504	2,922	—	7,426
Total revenues	717,003	34,950	(1,892)	750,061
Cost of revenues (exclusive of depreciation and amortization shown separately below)	714,003	29,091	(1,892)	741,202
Depreciation and amortization attributable to costs of revenues	6,945	1,668	—	8,613
Gross profit (loss)	(3,945)	4,191	—	246
Selling, general and administrative expenses	25,457	5,327	6,657	37,441
Depreciation and amortization attributable to operating expenses	815	72	238	1,125
Loss from operations	(30,217)	(1,208)	(6,895)	(38,320)
Other income (expenses)
Other income (expense)	—	(56)	576	520
Gain on change in derivative liability	—	—	1,680	1,680
Interest expense	(5,353)	(141)	(12,231)	(17,725)
Total other expense	(5,353)	(197)	(9,975)	(15,525)
Loss from continuing operations before income tax	$(35,570)	$(1,405)	$(16,870)	$(53,845)

Capital expenditures	$9,102	$2,168	$—	$11,270

	Three Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$702,606	$21,797	$(2,411)	$721,992
Re-refined products	5,011	3,536	—	8,547
Services	3,802	552	—	4,354
Total revenues	711,419	25,885	(2,411)	734,893
Cost of revenues (exclusive of depreciation and amortization shown separately below)	710,958	23,263	(4,572)	729,649
Depreciation and amortization attributable to costs of revenues	5,568	1,062	—	6,630
Gross profit (loss)	(5,107)	1,560	2,161	(1,386)
Selling, general and administrative expenses	32,969	4,504	5,163	42,636
Depreciation and amortization attributable to operating expenses	822	38	168	1,028
Loss from operations	(38,898)	(2,982)	(3,170)	(45,050)
Other income (expenses)
Other income (expense)	—	(499)	3	(496)
Loss on change in derivative liability	—	—	9,600	9,600
Interest expense	(4,529)	(28)	(72,979)	(77,536)
Total other expense	(4,529)	(527)	(63,376)	(68,432)
Loss from continuing operations before income tax	$(43,427)	$(3,509)	$(66,546)	$(113,482)

Capital expenditures	$27,762	$2,827	$—	$30,589

	Six Months Ended June 30, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$1,358,381	$58,406	$(2,914)	$1,413,873
Re-refined products	8,744	10,561	—	19,305
Services	7,585	4,624	—	12,209
Total revenues	1,374,710	73,591	(2,914)	1,445,387
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,336,978	59,172	(2,914)	1,393,236
Depreciation and amortization attributable to costs of revenues	13,485	3,314	—	16,799
Gross profit	24,247	11,105	—	35,352
Selling, general and administrative expenses	51,604	10,724	14,895	77,223
Depreciation and amortization attributable to operating expenses	1,608	144	477	2,229
Income (loss) from operations	(28,965)	237	(15,372)	(44,100)
Other income (expenses)
Other income (expense)	(685)	(415)	571	(529)
Gain on change in derivative liability	—	—	8,338	8,338
Interest expense	(10,100)	(237)	(25,071)	(35,408)
Total other expense	(10,785)	(652)	(16,162)	(27,599)
Loss from continuing operations before income tax	$(39,750)	$(415)	$(31,534)	$(71,699)

Capital expenditures	$20,401	$5,595	$—	$25,996

	Six Months Ended June 30, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Total
Revenues:
Refined products	$1,355,648	$51,220	$(5,143)	$1,401,725
Re-refined products	9,365	7,947	—	17,312
Services	5,734	1,264	—	6,998
Total revenues	1,370,747	60,431	(5,143)	1,426,035
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,300,770	53,681	(5,450)	1,349,001
Depreciation and amortization attributable to costs of revenues	8,862	2,105	—	10,967
Gross profit	61,115	4,645	307	66,067
Selling, general and administrative expenses	59,455	9,303	15,820	84,578
Depreciation and amortization attributable to operating expenses	1,630	76	338	2,044
Income (loss) from operations	30	(4,734)	(15,851)	(20,555)
Other income (expenses)
Other income	—	1,156	—	1,156
Loss on change in derivative liability	—	—	415	415
Interest expense	(8,405)	(85)	(81,523)	(90,013)
Total other income (expense)	(8,405)	1,071	(81,108)	(88,442)
Loss from continuing operations before income tax	$(8,375)	$(3,663)	$(96,959)	$(108,997)

Capital expenditures	$97,670	$7,674	$—	$105,344
Total assets by segment were as follows (in thousands):

As of June 30, 2024
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$635,367	$113,721	$23,280	$772,368

As of December 31, 2023
	Refining & Marketing	Black Oil & Recovery	Corporate and Eliminations	Consolidated
Total assets	$661,101	$106,524	$86,999	$854,624
Segment assets for the Refining and Marketing and Black Oil and Recovery segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, inventories and other assets. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, intangible assets, derivative commodity assets and cash.
NOTE 7. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable trade	$80,885	$37,473
Allowance for credit losses	(359)	(1,309)
Accounts receivable, net	$80,526	$36,164

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest.
The provision for credit losses recovery were $0.7 million and $0.8 million for continued operations for the three months ended June 30, 2024 and 2023, respectively.
The provision for credit losses recovery was $0.7 million for six months ended June 30, 2024 and provision for credit losses was $0.1 million for continued operations for the six months ended June 30, 2023.
NOTE 8. CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. From time to time during the six months ended June 30, 2024 and year ended December 31, 2023, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
At June 30, 2024 and 2023 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	As of and for the Six Months Ended
	June 30, 2024		June 30, 2023
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	34%	1%	37%	1%
Customer 2	27%	8%	35%	19%
Customer 3	11%	1%	7%	—%
For each of the three and six months ended June 30, 2024 and 2023, the Company’s segment revenues were comprised of the following customer concentrations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Refining & Marketing	Black Oil and Recovery	Refining & Marketing	Black Oil and Recovery	Refining & Marketing	Black Oil and Recovery	Refining & Marketing	Black Oil and Recovery
Customer 1	34%	—%	37%	—%	36%	—%	38%	—%
Customer 2	26%	—%	33%	—%	28%	5%	36%	—%
Customer 3	14%	—%	9%	—%	11%	—%	7%	—%
For each of the six months ended June 30, 2024 and 2023, substantially all of the Company's crude oil, which is used in our Refining and Marketing segment, is purchased from a single vendor.
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

NOTE 9. INVENTORY
The following table describes the Company's inventory balances by category (in thousands):

	As of June 30, 2024	As of December 31, 2023
Crude oil	$69,245	$60,702
Renewable feedstocks	—	27,450
Refined products	54,871	91,911
Re-refined products	2,203	2,057
Total hydrocarbon inventories	$126,319	$182,120
NOTE 10. INVENTORY FINANCING AGREEMENTS
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	As of June 30, 2024	As of December 31, 2023
Obligations under inventory financing agreements	$108,728	$141,343
Unamortized financing cost	—	(250)
Obligations under inventory financing agreements, net	$108,728	$141,093
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
The Supply and Offtake Agreement automatically renewed on March 31, 2024, for an additional 12 months and now expires on March 31, 2025, subject to the performance of customary covenants, and certain events of default and termination events provided therein, for a facility of that size and type. The agreement automatically extends for another 12 months after the end of the current term, unless terminated prior to such date by either party with 180 days prior written notice. Neither party had exercised the termination clause to date.

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
The RD Supply and Offtake Agreement had a 24 month term following the Effective Date, which was May 26, 2023, subject to the performance of customary covenants, and could be terminated earlier following the occurrence of certain events of default and termination events provided therein that are customary for a facility of this size and type and subject to applicable cure periods in certain events.
On May 23, 2024, Vertex Refining, Macquarie, the Company and Vertex Renewables, entered into a Termination and Release Agreement (the “Termination and Release Agreement”), pursuant to which Vertex Renewables and Macquarie agreed to terminate the RD Supply and Offtake Agreement and all transaction documents (excluding guaranties) with effect from (and including) May 24, 2024, but subject to and in accordance with the terms of the Termination and Release Agreement.
Pursuant to the Supply and Offtake Agreement, we pay or receive certain fees from Macquarie based on changes in market prices over time. The following table summarizes the consolidated inventory intermediation fees, interest expenses and financing costs (in thousands) at the Mobile Refinery for both conventional fuel and renewable diesel operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Intermediation fees (include over/under)	$(4,311)	$4,161	$(4,352)	$6,225
Inventory financing fees (include over/under)	$4,194	$(29)	$6,257	$2,266
Interest expense and financing costs, net	$2,769	$2,583	$5,728	$5,103
The intermediation fees and inventory financing fees are included in the cost of revenues on the consolidated statement of operations for the three months and six months ended June 30, 2024 and 2023.
NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table describes the Company's prepaid expenses and other current assets balances (in thousands):

	As of June 30, 2024	As of December 31, 2023
Prepaid insurance	$14,913	$8,076
Commodity derivative advance	1,951	1,502
Sulfur credits	1,137	3,462
Prepaid feedstock	2,300	9,845
Prepaid freight	6,904	3,260
Prepaid operating expenses	2,926	4,756
Inventory financing deposit	11,388	15,259
Derivative commodity assets	—	11
Other current assets	9,094	7,003
Total prepaid expenses & other current assets	$50,613	$53,174

NOTE 12. FIXED ASSETS, NET
Fixed assets consist of the following (in thousands):

	Useful Life (in years)	As of June 30, 2024	As of December 31, 2023
Equipment	7 - 20	$292,923	$276,331
Leasehold improvements	15	2,902	2,877
Office equipment & furniture	5 - 7	1,477	1,446
Vehicles	5	16,408	15,087
Building	20	3,912	3,663
Turnarounds	4	19,411	21,100
Construction in progress		66,495	53,467
Land		9,120	9,439
Land improvement	15	972	329
Total fixed assets		413,620	383,739
Less accumulated depreciation		(70,279)	(57,628)
Net fixed assets		$343,341	$326,111
The increase in fixed assets is due to the investment in the conventional refinery project at the Mobile Refinery, which began April 1, 2022, and which includes construction in progress. Depreciation expense was $7.6 million and $5.6 million for the three months ended June 30, 2024 and 2023, respectively, for the continued operations. Depreciation expense was $14.8 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively, for the continued operations. In addition, we sold a portion of land at the Mobile Refinery in March 2024 for $2.6 million for purposes of building a railroad spur at the facility site.
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
NOTE 13. INTANGIBLE ASSETS, NET

Components of intangible assets (subject to amortization) consist of the following items (in thousands):

		As of June 30, 2024			As of December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5	$1,658	$1,057	$601	$1,658	$989	$669
Vendor relations	10	4,778	4,673	105	4,778	4,639	139
Trademark/Trade name	15	887	681	206	887	657	230
Technology/Patent	15 - 30	15,787	10,264	5,523	15,787	9,780	6,007
Software and cloud	3	10,528	7,190	3,338	10,067	5,571	4,496
		$33,638	$23,865	$9,773	$33,177	$21,636	$11,541
Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization expense of intangibles was $1.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. Total amortization expense of intangibles was $2.2 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.
Estimated future amortization expense is as follows (in thousands):

Period Ended June 30,	Balance
2025	$3,726
2026	1,413
2027	1,405
2028	840
2029	382
Thereafter	2,007
$9,773
NOTE 14. ACCRUED LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued purchases	$73,015	17,685
Accrued interest	504	460
Accrued compensation and benefits	5,914	7,605
Accrued taxes other than payroll taxes	3,165	826
RINS obligations	53,122	46,153
Benzene credits obligations	769	531
Unearned revenue	60	325
Environmental liabilities - current	51	51
Derivative commodity liability	443	—
	$137,043	$73,636
NOTE 15. FINANCING AGREEMENTS

The Company's long-term debt consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

Creditor	Loan Type	As of June 30, 2024	As of December 31, 2023
Senior Convertible Note	Convertible note	$15,230	$15,230
Term Loan 2025	Loan	207,169	195,950
Komatsu Note	Loan	335	—
Citizens National Bank - Promissory Note	Loan	4,079	—
Various institutions	Short-term note	9,500	6,237
Principal amount of long-term debt		236,313	217,417
Less: unamortized discount and deferred financing costs		(24,548)	(30,354)
Total debt, net of unamortized discount and deferred financing costs		211,765	187,063
Less: current maturities, net of unamortized discount and deferred financing costs		(197,235)	(16,362)
Long-term debt, net of current maturities		$14,530	$170,701

Future maturities of long-term debt, excluding financing lease obligations, as of June 30, 2024 are summarized as follows (in thousands):

Period Ended June 30,	Amount Due
2025	$216,669
2026	—
2027	—
2028	15,230
2029	4,414
Total	$236,313

Short-Term Loan
The Company financed insurance premiums through various financial institutions bearing interest at rates ranging from 7.89% to 8.89% per annum. All such premium finance agreements have maturities of less than one year and have a balance of $8.9 million at June 30, 2024 and $4.9 million at December 31, 2023.
The Company has a short-term promissory note for the purchase of assets bearing 8.5% interest per annum, with an outstanding balance of $0.6 million at June 30, 2024 and $1.3 million at December 31, 2023.
Promissory Note
The Company has two long-term promissory notes for the purchase of assets with an outstanding balance of $4.1 million and $0.3 million bearing an interest rate of 7.83% and 7.50%, respectively, per annum at June 30, 2024.
Term Loan
Vertex Refining, the Company, as a guarantor, substantially all of the Company’s direct and indirect subsidiaries, as guarantors (collectively with the Company, the “Loan Parties”), certain funds as lenders (the “Lenders”), and Cantor Fitzgerald Securities, in its capacity as administrative agent and collateral agent for the Lenders (the “Agent”), entered into a Loan and Security Agreement on April 1, 2022 (as amended from time to time, the “Loan and Security Agreement”).

On September 30, 2022, the parties entered into a second amendment to the Loan and Security Agreement which (a) extended the date that the Company was required to begin initial commercial production of renewable diesel at the Mobile Refinery, from February 28, 2023 to April 28, 2023 (which date the Lenders subsequently further agreed to extend until July 14, 2023, which date was subsequently met), and provided other corresponding extensions of the milestones required to complete the Company’s capital project designed to modify the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis, which mechanical completion was achieved in March 2023; and (b) waived and extended certain deadlines and time periods for the Company to take other actions in connection with the Loan and Security Agreement.
On December 28, 2023, the parties entered into a fifth amendment to the Loan and Security Agreement (a) pursuant to which certain of the Lenders agreed to provide an additional term loan in the amount of $50 million; and (b) the Lenders waived certain technical events of default which had occurred under the Loan and Security Agreement, mainly relating to monetary thresholds for indebtedness and investments; and to include certain other mutually negotiated changes to the Loan and Security Agreement.
On June 25, 2024, the parties entered into a sixth amendment to the Loan and Security Agreement (a) pursuant to which certain of the Lenders agreed to provide an additional term loan in the amount of $15 million (the “Additional Term Loan”, and together with the existing term loans, the “Term Loan”); (b) the Lenders consented to permitting consolidated liquidity of the Loan Parties to be less than $25,000,000, but not less than $15,000,000, in each case, for any period of more than three consecutive business days prior to July 24, 2024; and (c) the Lenders consented to certain other amendments to the Loan and Security Agreement and the parties agreed to certain other mutually negotiated changes to the Loan and Security Agreement, including requiring Vertex Refining to provide the Lenders a weekly cash flow forecast and budget, and upon request of the Lenders, an aging report; to include a $10 million maximum expenditure cap in connection with catalyst assets; and to remove certain references to the RD Supply and Offtake Agreement, which has been terminated (see Note 10. Inventory Financing Arrangements for further details.)

The proceeds of the Additional Term Loan can be used by the Company (i) for general corporate purposes, (ii) to pay certain fees and expenses associated with the closing of the transactions contemplated by the Additional Term Loan (the “Fees and Expenses”), and (iii) to satisfy the interest and principal payments with respect to the Term Loan which prior to the effective date of Amendment No. Six to Loan Agreement would have been due on June 28, 2024, totaling approximately $11.2 million (the “June 28 Payment”).

The Lenders advanced Vertex Refining the Additional Term Loan (less the Fees and Expenses and June 28 Payment) on June 27, 2024.

Amounts outstanding under the existing Term Loan mature at April 1, 2025, and bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 10.25%, currently 17.25%. Interest is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending March 28, 2024, (ii) in connection with any payment, prepayment or repayment of the Term Loans, and (iii) at maturity (whether upon demand, by acceleration or otherwise). Pursuant to the Loan and Security Agreement, on the last day of March, June, September and December of each year (or if such day is not a business day, the next succeeding business day), beginning on June 28, 2024 and ending on December 31, 2024, Vertex Refining is required to repay $2,687,500 of the principal amount of the Term Loans (increasing to $2,887,118 on September 30, 2024), subject to reductions in the event of any prepayment of the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, the Lenders agreed to provide a $230.0 million term loan to Vertex Refining.
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
Warrant Agreement and Derivative Liabilities
In connection with the Loan and Security Agreement, and as additional consideration for the Lenders agreeing to loan funds to the Company thereunder, the Company granted warrants to purchase 2.75 million shares of common stock of the Company with an exercise price of $4.50 per share, to the Lenders (and/or their affiliates) on April 1, 2022 (the “April 2022 Warrants”). The terms of the warrants are set forth in a Warrant Agreement (the “April 2022 Warrant Agreement”) entered into on April 1, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.
In connection with the entry into Amendment No. One to Loan and Security Agreement, and as a required term and condition thereof, on May 26, 2022, the Company granted warrants (the “May 2022 Warrants” and together with the April 2022 Warrants, the “2022 Warrants”) to purchase 0.25 million shares of the Company’s common stock with an exercise price of $9.25 per share, to certain of the lenders and their affiliates. The terms of the May 2022 Warrants are set forth in a Warrant Agreement (the “May 2022 Warrant Agreement”) entered into on May 26, 2022, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

In connection with the entry into Amendment No. Five to Loan and Security Agreement, and as a required term and condition thereof, on December 28, 2023, the Company granted warrants (the “December 2023 Warrants”) to purchase 1.0 million shares of the Company’s common stock with an exercise price of $3.00 per share, to certain lenders and their affiliates. As additional consideration for the Lenders agreeing to Amendment No. Five to Loan Agreement, the Company agreed to reprice the 2022 Warrants to have an exercise price of $3.00 per share (the “Warrant Repricing”). The terms of the December 2023 Warrants are set forth in a Warrant Agreement (the “December 2023 Warrant Agreement”) entered into on December 28, 2023, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

In connection with the entry into Amendment No. Six to Loan and Security Agreement, and as a required term and condition thereof, on June 25, 2024, the Company granted warrants (the “June 2024 Warrants”, and collectively with the 2022 Warrants and December 2023 Warrants, the “Warrants”) to purchase 0.5 million shares of the Company’s common stock with an exercise price of $1.23 per share, to certain lenders and their affiliates. The terms of the June 2024 Warrants are set forth in a Warrant Agreement (the “June 2024 Warrant Agreement”) entered into on June 25, 2024, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

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
The components of the Convertible Senior Notes are presented as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
Principal amounts at beginning of period	$15,230	$95,178
Conversion of principal into common stock	—	(79,948)
Principal amounts at end of period	15,230	15,230
Unamortized discount and issuance costs	(6,553)	(7,157)
Net carrying amount at end of period	$8,677	$8,073
Our Convertible Senior Notes will mature on October 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.
NOTE 16. LEASES

Finance Leases

The Company's finance lease liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

Creditor	Loan Type	As of June 30, 2024	As of December 31, 2023
Matheson Tri-Gas	Finance Lease	$43,488	$44,132
Plaquemines	Finance Lease	886	994
Harvey Ford	Finance Lease	34	39
DLL financial	Finance Lease	41	47
Diego	Finance Lease	126	137
Xerox	Finance Lease	16	—
Centerpoint Blakely	Finance Lease	22,868	23,292
		$67,459	$68,641

Future maturities of finance lease obligations, as of June 30, 2024, are summarized as follows (in thousands):

Period Ended June 30,	Amount Due
2025	$8,449
2026	8,460
2027	8,455
2028	27,385
2029	6,578
Thereafter	54,600
Total lease payments	113,927
Less: interest	(46,468)
Present value of financing lease liabilities	67,459
Less: current portion of lease liabilities	(2,541)
Total lease liabilities, net of current portion	$64,918

The following table summarizes the lease cost recognized in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost Type	2024	2023	2024	2023
Amortization of finance lease ROU assets	$992	$984	$1,985	$1,769
Interest on lease liabilities	1,508	1,551	3,030	2,934
Net finance lease costs	$2,500	$2,535	$5,015	$4,703
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
The following table summarizes the operating lease costs recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost Type	2024	2023	2024	2023
Operating lease cost	$5,622	$4,962	$13,121	$8,032
Variable lease cost	1,871	609	2,530	869
Short-term lease cost	5,393	181	12,044	2,110
Net lease cost	$12,886	$5,752	$27,695	$11,011
Cash Flows
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease Cost Type	2024	2023
Cash paid for amounts included in the measurement of liabilities
Payments on financing lease	$1,187	$908
Payments on operating lease	$13,121	$8,032
Non-cash supplemental amounts
ROU assets obtained from new finance lease liabilities	$16	$23,990
ROU assets obtained from new operating lease liabilities	$1,084	$38,945
ROU assets terminated from release of operating lease liabilities	$(9,747)	$—
Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2024 (in thousands):

Period Ended June 30,	Facilities	Equipment	Plant	Railcar	Total
2025	$978	$11,296	$7,717	$904	$20,895
2026	735	5,638	7,731	831	14,935
2027	619	5,058	7,770	593	14,040
2028	608	2,164	7,399	339	10,510
2029	506	—	6,951	295	7,752
Thereafter	1,180	—	70,462	49	71,691
Total lease payments	4,626	24,156	108,030	3,011	139,823
Less: interest	(1,296)	(3,597)	(59,034)	(670)	(64,597)
Present value of operating lease liabilities	3,330	20,559	48,996	2,341	75,226
Less: current portion of lease liabilities	(642)	(9,375)	(1,826)	(681)	(12,524)
Total lease liabilities, net of current portion	$2,688	$11,184	$47,170	$1,660	$62,702

The weighted average remaining lease terms and discount rates for all of our financing lease and operating leases were as follows as of June 30, 2024:

Remaining lease term and discount rate:	June 30, 2024
	Operating lease	Financing lease
Weighted average remaining lease terms (years)
Lease facilities	4.67	—
Lease equipment	1.68	3.70
Lease plant	13.29	13.91
Lease railcar	3.63	—
Weighted average discount rate
Lease facilities	11.06%	—%
Lease equipment	12.09%	9.17%
Lease plant	12.32%	8.90%
Lease railcar	13.49%	—%
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

NOTE 17. EQUITY
Common Stock
The total number of authorized shares of the Company’s common stock is 750 million shares, $0.001 par value per share. As of June 30, 2024 and December 31, 2023, there were 93,514,346 shares of common stock issued and outstanding.
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
NOTE 18. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator for basic and diluted income (loss) per share for the three months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic income (loss) per Share
Numerator:
Net loss attributable to shareholders from continuing operations	$(53,773)	$(84,741)	$(71,507)	$(81,218)
Net income attributable to shareholders from discontinued operations, net of tax	—	3,340	—	53,680
Net loss attributable to common shareholders	$(53,773)	$(81,401)	$(71,507)	$(27,538)
Denominator:
Weighted-average common shares outstanding	93,514	79,519	93,514	77,615
Basic income (loss) per common shares
Continuing operations	$(0.58)	$(1.07)	$(0.76)	$(1.05)
Discontinued operations, net of tax	—	0.03	—	0.69
Basic loss per share	$(0.58)	$(1.04)	$(0.76)	$(0.36)

Diluted Income (Loss) per Share
Numerator:
Net income (loss) attributable to shareholders from continuing operations	$(53,773)	$(84,741)	$(71,507)	$(81,218)
Net income available to shareholders from discontinued operations, net of tax	—	3,340	—	53,680
Net income (loss) available to common shareholders	$(53,773)	$(81,401)	$(71,507)	$(27,538)
Denominator:
Weighted-average shares outstanding	93,514	79,519	93,514	77,615
Effect of dilutive securities*
Diluted weighted-average shares outstanding	93,514	79,519	93,514	77,615
Diluted income (loss) per common shares
Continuing operations	$(0.58)	$(1.07)	$(0.76)	$(1.05)
Discontinued operations, net of tax	—	0.03	—	0.69
Diluted income (loss) per share	$(0.58)	$(1.04)	$(0.76)	$(0.36)
*Excludes 4.6 million shares of common stock for the period ended June 30, 2024, of which 4.3 million shares may be issued upon exercise of warrants and 0.3 million shares may be issued upon exercise of options. Also, excludes 3.6 million shares of common stock for the periods ended June 30, 2024 and 2023, which may be issued upon conversion of the Convertible Senior Notes, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes. These were excluded due to their anti-dilutive effect.
NOTE 19. FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets at fair value
Environmental credits	$—	$1,137	$—	$1,137
Total assets at fair value	—	1,137	—	1,137
Liabilities at fair value
Commodity derivative	—	(443)	—	(443)
RINS and environmental credits	—	(53,891)	—	(53,891)
Derivative warrants	—	—	(1,961)	(1,961)
Total liabilities at fair value	—	(54,334)	(1,961)	(56,295)
Total	$—	$(53,197)	$(1,961)	$(55,158)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets at fair value
Commodity derivative	$—	$11	$—	$11
Total assets at fair value	—	11	—	11
Liabilities at fair value
RINS and environmental credits	—	(46,684)	—	(46,684)
Derivative warrants	—	—	(9,907)	(9,907)
Total liabilities at fair value	—	(46,684)	(9,907)	(56,591)
Total	$—	$(46,673)	$(9,907)	$(56,580)

Level 3 instruments include the Initial Warrants and Additional Warrants granted in connection with the Loan and Security Agreement, see Note 15 "Financing Agreements". We revalued the 4,334 thousand warrants granted and outstanding at June 30, 2024 using the Dynamic Black-Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. The Dynamic Black-Scholes Merton unobservable inputs used were as follows:

Dynamic Black-Scholes Merton Unobservable Inputs
	April 2022 Warrants	May 2022 Warrants	December 2023 Warrants	June 2024 Warrants
Expected dividend rate	—%	—%	—%	—%
Expected volatility	95.77%	116.68%	113.39%	109.67%
Risk free interest rate	4.52%	4.52%	4.33%	4.33%
Expected term	2.76	3.41	4.50	5.00

The following is an analysis of changes in the derivative liability classified as level 3 in the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

Level Three Roll-Forward
	As of June 30, 2024	As of December 31, 2023
Balance at beginning of period	$9,907	$14,270
New warrants granted	392	2,905
Repricing warrants granted	—	724
Change in valuation of warrants included in net income	(8,338)	(7,992)
Balance at end of period	$1,961	$9,907

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

The mark-to-market effects of these contracts as of June 30, 2024 and December 31, 2023, are summarized in the following table. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil futures agreements is based on the difference between the strike price and the New York Mercantile Exchange and Brent Complex futures price for the applicable trading months.

As of June 30, 2024
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Jun. 2024 - Aug. 2024	$106.11	27	$8
Futures	Jun. 2024 - Aug. 2024	$81.28	14	$(4)
Futures	Jul. 2024 - Sept. 2024	$82.87	210	$(447)

As of December 31, 2023
Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value
			(in thousands)	(in thousands)
Futures	Dec. 2023 - Feb. 2024	$108.18	1	$20
Futures	Dec. 2023 - Feb. 2024	$110.33	4	$(156)
Futures	Dec. 2023 - May. 2024	$77.94	7	$(63)
Futures	Dec. 2023 - May. 2024	$49.94	60	$632
Swap	Dec. 2023 - Jan. 2024	$88.39	164	$(372)
Swap	Dec. 2023 - Jan. 2024	$25.55	100	$(50)
The carrying values of the Company’s derivative positions and their locations on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 are presented in the table below (in thousands):

Balance Sheet Classification	Contract Type	June 30, 2024	December 31, 2023

	Soybean oil future	$—	$632
	Crude oil future	8	—
	Crude oil swaps	—	(422)
	Crude oil futures	(451)	(199)
Derivative commodity asset (liability)		$(443)	$11
For the three months ended June 30, 2024 and 2023, we recognized $0.2 million and $3.6 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

For the six months ended June 30, 2024 and 2023, we recognized $1.6 million and $2.1 million of loss, respectively, on commodity derivative contracts on the consolidated statements of operations as part of our cost of revenues.

NOTE 21. INCOME TAXES
At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year-to date period, and then adjusted for any discrete period items.
For the three month period ended June 30, 2024, the Company calculated an annual effective tax rate of 0% on pre-tax book loss of $53.8 million and recognized total tax expenses of $0.
For the three month period ended June 30, 2023, the Company calculated an annual effective tax rate of 25.28% on pre-tax loss of $113.5 million and recognized income tax benefit of $28.7 million on continued operations.
For the six month period ended June 30, 2024, the Company calculated an annual effective tax rate of 0% on pre-tax book loss of $71.7 million and recognized total tax expenses of $0.
For the six month period ended June 30, 2023, the Company calculated an annual effective tax rate of 25.39% on pre-tax loss of $109.0 million and recognized income tax benefit of $27.7 million on continued operations.
The Company also recognized income tax expense of $1.5 million and $19.2 million on discontinued operations for the three and six months ended June 30, 2023, respectively. Refer to “Note 22. Discontinued Operations” for more information.
For the three and six month period ended June 30, 2024, the variance between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily attributable to the change in valuation allowance, non-deductible expenses and income attributable to non-controlling interest.
NOTE 22. DISCONTINUED OPERATIONS
During the third quarter of 2021, the Company initiated and began executing a strategic plan to sell its used motors oils business (“UMO Business”). An investment banking advisory services firm was engaged and the Company actively marketed this segment.
On February 1, 2023, the Company sold all of its equity interests in Vertex OH, which owned our Heartland refinery located in Columbus, Ohio (the “Heartland Refinery”) for an $87.2 million net cash settlement. The sale also included all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively, the “Heartland Operations”).
For the three and six months ended June 30, 2023, the Company presented the Heartland Operations as discontinued operations.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and six months ended June 30, 2023 (in thousands):

	Period Ended June 30, 2023
	Three Months	Six Months
Revenues	$—	$7,366
Cost of revenues (exclusive of depreciation shown separately below)	—	4,589
Depreciation and amortization attributable to costs of revenues	—	124
Gross profit	—	2,653
Operating expenses:
Selling, general and administrative expenses (exclusive of depreciation shown separately below)	—	632
Depreciation and amortization expense attributable to operating expenses	—	21
Total operating expenses	—	653
Income before income tax	—	2,000
Income tax expense	—	(528)
Gain on sale of discontinued operations, net of $1,453 and $18,671 of tax for three and six months ended June 30, 2023	3,340	$52,208
Income from discontinued operations, net of tax	$3,340	$53,680

NOTE 23. RELATED PARTY TRANSACTIONS
Related Parties
From time to time, the Company consults Ruddy Gregory, PLLC., a related party law firm of which James Gregory, a former member of the Board of Directors, and the General Counsel and Secretary of the Company as of December 31, 2023, serves as a partner. During the six months ended June 30, 2024 and 2023, we paid $294 thousand and $379 thousand to such law firm for legal services rendered.
NOTE 24. SUBSEQUENT EVENTS
Amendment Number Seven to Loan and Security Agreement
On July 24, 2024, the Loan Parties entered into a seventh amendment to the Loan and Security Agreement, with the Lenders (including a new lender, the “New Lender”)), and the Agent, pursuant to which (a) the New Lender agreed to provide a term loan in the amount of $20 million (the “New Loan”, and together with the existing term loans, the “Term Loan”); (b) the Lenders consented to permitting consolidated liquidity of the Loan Parties to be less than $25,000,000, but not less than $15,000,000, in each case, for any period of more than three consecutive business days prior to September 24, 2024; and (c) the Lenders consented to certain other amendments to the Loan and Security Agreement and the parties agreed to certain other mutually negotiated changes to the Loan and Security Agreement, each as discussed below.
Amendment No. Seven to the Loan Agreement (a) requires the Company to appoint a Chief Restructuring Officer, (b) includes additional information covenants with respect to cash flow and variance reporting unless the Company attains certain levels of consolidated liquidity, and (c) provides for additional events of default, including the failure to comply with the additional covenants noted above and failure to achieve certain milestones, including subject to certain levels of consolidated liquidity, the entry into a restructuring support agreement with the Lenders to effectuate a restructuring of the Company’s capital structure.
The proceeds of the New Loan can be used by the Company (i) for general corporate purposes, consistent with the Approved Forecast, and (ii) to pay certain fees and expenses associated with the closing of the transactions contemplated by the New Loan (the “Fees and Expenses”).
The New Lender advanced Vertex Refining the New Loan (less the Fees and Expenses) on July 25, 2024.
Amounts outstanding under the existing Term Loan mature at April 1, 2025, and bear interest at a rate per annum equal to the sum of (i) the greater of (x) the per annum rate publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” in the United States minus 1.50% as in effect on such day and (y) the Federal Funds rate for such day plus 0.50%, subject in the case of this clause (i), to a floor of 1.0%, plus (ii) 10.25%, currently 17.25%. Interest is payable in cash (i) quarterly, in arrears, on the last business day of each calendar quarter, commencing on the last business day of the calendar quarter ending March 28, 2024, (ii) in connection with any payment, prepayment or repayment of the Term Loans, and (iii) at maturity (whether upon demand, by acceleration or otherwise). Amounts owed under the Loan and Security Agreement, including the New Loan, if not earlier repaid, are due on April 1, 2025. Pursuant to the Loan and Security Agreement, on September 30, 2024 and December 31, 2024, Vertex Refining is required to repay $266,158 of the principal amount of the New Loan, along with an aggregate of $2.9 million under the other Term Loan borrowing.
Effective on July 24, 2024, the Company, pursuant to requirements of the Loan and Security Agreement, appointed Seth Bullock as Chief Restructuring Officer (“CRO”). In connection with Mr. Bullock’s appointment, the Company and Alvarez & Marsal North America, LLC (“A&M”) entered into an engagement letter for Mr. Bullock’s services as the Company’s CRO. Mr. Bullock’s compensation for the CRO position is included as part of the fees paid by the Company to A&M and there are no additional, and no anticipated additional, compensatory arrangements between the Company and Mr. Bullock.
Warrant Agreement and Derivative Liabilities
In connection with the entry into Amendment No. Seven to Loan and Security Agreement, and as a required term and condition thereof, on July 26, 2024, the Company granted warrants (the “July 2024 Warrants”) to purchase 2.6 million shares of the Company’s common stock with an exercise price of $0.01 per share, to certain lenders and their affiliates. The terms of the July 2024 Warrants are set forth in a Warrant Agreement (the “July 2024 Warrant Agreement”) entered into on July 24, 2024, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

Fourth Limited Consent to Supply and Offtake Agreement

Also on July 24, 2024, Vertex Refining and Macquarie entered into a Fourth Limited Consent (the “Macquarie Limited Consent”), in connection with the Supply and Offtake Agreement. Pursuant to the Macquarie Limited Consent, Macquarie provided a limited consent to allow Vertex Refining to have unrestricted cash of less than $25 million, but not less than $15 million, for any period of not more than three consecutive business days, without triggering an event of default under such Supply and Offtake Agreement, through September 24, 2024. The Macquarie Limited Consent also provides that it would be an event of default under the Supply and Offtake Agreement if unrestricted cash is less than $25 million as of September 24, 2024.

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
Where You Can Find Other Information
We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings (reports, proxy and information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” “SEC Filings” page of our website at www.vertexenergy.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.
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
•our need for funding, the availability of, and terms of, such funding, our ability to pay amounts due on such indebtedness, covenants of such indebtedness and security interests in connection therewith;
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
•risks associated with capital project expenses associated with the Phase 2 of the recently paused Renewable Diesel unit at our Mobile, Alabama refinery, including costs and cost overruns, timing, delays and unanticipated problems associated therewith;
•health, safety, security and environment risks;
•the level of competition in our industry and our ability to compete and our ability to respond to changes in our industry;
•the loss of key personnel or failure to attract and integrate additional personnel and retain current personnel and management;
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
•our ability to maintain our relationships with Macquarie Energy North America Trading Inc., Shell, Matheson and Idemitsu;
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

Overview and Business Activities
We are an energy transition company specializing in refining and marketing conventional and lower-carbon alternative transportation fuels. We are engaged in operations across the petroleum value chain, including refining, collection, aggregation, transportation, storage and sales of aggregated feedstock and refined products to end-users. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
Our services and operations are primarily centralized along the Gulf Coast region of the United States. For the rolling twelve-month period ending June 30, 2024, we aggregated approximately 69.3 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 65.8 million gallons of used motor oil with our proprietary vacuum gas oil (“VGO”) processes.
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
Strategy and Plan of Operations

The principal elements of our strategy include:

Optimization of hydrocracker infrastructure between conventional and renewable fuels play. Beginning in the second quarter of 2022, we began a conversion project designed to modify the Mobile Refinery's hydrocracking unit to produce renewable diesel fuel on a standalone basis. The renewable diesel unit was commissioned on April 28, 2023, and on May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel and achieved the Phase I installed capacity target of 8,000 barrels per day as anticipated. The Company closed out Phase I of the renewable diesel (RD) project as of June 30, 2023, which was funded entirely through existing cash on-hand and cash flow from operations. Beginning in the second quarter of 2023, the Company started Phase 2 of the RD project. Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service. We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from convention fuel operations to be generated in the fourth quarter of 2024.
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

Broaden Existing Customer Relationships and Secure New Large Accounts. We hope to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier. We also believe that if we are able to increase our supply of feedstock and re-refined products, then we will be in a position to secure larger customer accounts that require a partner who can consistently deliver high volumes.

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
Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service. We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from convention fuel operations to be generated in the fourth quarter of 2024.
The following table sets forth the high and low spot prices during the six months ended June 30, 2024, for our key benchmarks.

2024
Benchmark	High	Date	Low	Date
Crackspread 2-1-1 (dollars per barrel) (1)	$29.57	February 12	$13.10	June 21
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.83	February 9	$2.11	June 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.62	April 16	$1.91	January 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$77.47	April 26	$60.80	January 17
NYMEX Crude oil (dollars per barrel)	$86.91	April 5	$70.38	January 2
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

The following charts sets forth the price indexes for our crude purchases and main finished products, (a) USGC ULSD – U.S. Gulf Coast Ultra-low sulfur diesel (ULSD), which is diesel fuel containing a maximum of 15 parts per million (ppm) of sulfur; (b) USGC CBOB – U.S. Gulf Coast Conventional Blendstock for Oxygenate Blending, which means conventional gasoline blendstock intended for blending with oxygenates downstream of the refinery where it was produced; and (c) Jet fuel produced at our Mobile Refinery, during the period ended June 30, 2024:

CBOB - LLS
$30
$25
$20
$15
$10
$5
$0
-$5
-$10
$/bbl
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24

Jet - LLS
$/bbl
$60
$50
$40
$30
$20
$10
$0
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24

The following charts sets forth the price indexes for our renewable fuel feedstock purchases and main finished products, (a) refined, bleached, and deodorized (RBD) soybean oil per million (ppm) of sulfur; (b) NYMEX Heating Oil; and (c) biomass-based diesel RINs (D4 RIN), at our Renewable Diesel unit, during the period ended June 30, 2024:

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

(1) The Refining and Marketing segment consists primarily of the sale of refined hydrocarbon products such as gasoline, distillates, jet fuel, and intermediates refined at the Mobile Refinery and pygas and industrial fuels, which are produced at a third-party facility (Monument Chemical). During the second quarter of 2023, the Mobile Refinery began processing soybean oil into renewable diesel. Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service. We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from conventional fuel operations to be generated in the fourth quarter of 2024.
(2) The Black Oil segment’s continued operations consist primarily of the sale of (a) other re-refinery products, recovered products, and used motor oil; (b) specialty blending and packaging of lubricants, (c) transportation revenues; and (d) the sale of VGO (vacuum gas oil)/marine fuel; (e) petroleum products which include base oil and industrial fuels—which consist of used motor oils, cutterstock and fuel oil generated by our facilities; (f) oil collection services—which consist of used oil sales, burner fuel sales, antifreeze sales and service charges; (g) the sale of other re-refinery products including asphalt, condensate, recovered products, and used motor oil; and (h) sale of ferrous and non-ferrous recyclable Metal(s) products that are recovered from manufacturing and consumption. On February 1, 2023, the Company sold its Heartland Assets and Operations (which formed a part of the Black Oil segment) (see “Note 6. Segment Reporting” of our Notes to Consolidated Financial Statements, included under “Item 1. Financial Statements”), and as such, has presented the Company’s Heartland Assets and Operations as discontinued operations.

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
Consolidated Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2024, as compared to the same periods in 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
Revenues	$750,061	$734,893	$15,168	$1,445,387	$1,426,035	$19,352
Cost of revenues (exclusive of depreciation and amortization shown separately below)	741,202	729,649	11,553	1,393,236	1,349,001	44,235
Depreciation and amortization attributable to costs of revenues	8,613	6,630	1,983	16,799	10,967	5,832
Gross profit (loss)	246	(1,386)	1,632	35,352	66,067	(30,715)

Operating expenses:
Selling, general and administrative expenses	37,441	42,636	(5,195)	77,223	84,578	7,355
Depreciation and amortization attributable to operating expenses	1,125	1,028	97	2,229	2,044	(185)
Total operating expenses	38,566	43,664	(5,098)	79,452	86,622	7,170

Loss from operations	(38,320)	(45,050)	6,730	(44,100)	(20,555)	(23,545)

Other income (expense):
Other income (expense)	520	(496)	1,016	(529)	1,156	(1,685)
Gain on change in value of derivative warrant liability	1,680	9,600	(7,920)	8,338	415	7,923
Interest expense	(17,725)	(77,536)	59,811	(35,408)	(90,013)	54,605
Total other expense	(15,525)	(68,432)	52,907	(27,599)	(88,442)	60,843

Loss from continuing operation before income tax	(53,845)	(113,482)	59,637	(71,699)	(108,997)	37,298

Income tax benefit	—	28,688	(28,688)	—	27,676	(27,676)

Loss from continuing operations	(53,845)	(84,794)	30,949	(71,699)	(81,321)	9,622
Income from discontinued operations, net of tax	—	3,340	(3,340)	—	53,680	(53,680)
Net loss	(53,845)	(81,454)	27,609	(71,699)	(27,641)	(44,058)
Net loss attributable to non-controlling interest from continuing operations	(72)	(53)	(19)	(192)	(103)	(89)
Net loss attributable to Vertex Energy, Inc.	$(53,773)	$(81,401)	$27,628	$(71,507)	$(27,538)	$(43,969)

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

Second Quarter 2024 Compared to Second Quarter 2023 Discussion
Comparability of consolidated results of operations between the three months ended June 30, 2024 and 2023, are affected by the operation of the RD unit, which started operation in May 2023. Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service. We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from convention fuel operations to be generated in the fourth quarter of 2024. See Refining and Marketing segment tables that segregate the impact of the Mobile Refinery for this period.
During the three months ended June 30, 2024, compared to the same period in 2023, we saw a slight decrease in the volume of products we manage through our facilities. In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the second quarter of 2024, as compared to the same period in 2023 due to the RD unit operation and increased price of direct material and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.
During the three months ended June 30, 2024, total revenues increased approximately $15.2 million compared to the same period in 2023, which were primarily due to the increase in revenues by $15.4 million from refined products and services generated by the Renewables Diesel unit at the Mobile refinery, and from refined products, re-refined products, and services related to the Black Oil and Recovery segment of $9.1 million, offset by a decrease in revenues from sale of Pygas and winding down of Crystal Energy business of $8.1 million.
During the three months ended June 30, 2024, total cost of revenues (exclusive of depreciation and amortization) increased approximately $11.6 million, which was the result of an increase of $11.2 million (excluding cost of intercompany sales) in cost of revenue from the Mobile Refinery, compared to the same period ended June 30, 2023. The main reasons for the $11.2 million increase in cost of revenues from the Mobile Refinery were the high crude oil and feedstock pricing and certain variable production costs. Our cost of revenues is affected by prices we pay for feedstocks and crude oil, inventory financing costs, and other operational costs at our facilities.
For the three months ended June 30, 2024, total depreciation and amortization expense attributable to cost of revenues was $8.6 million, compared to $6.6 million for the three months ended June 30, 2023, an increase of $2.0 million, mainly due to the increased depreciation caused by additional fixed assets placed in service in connection with the RD unit operations when compared to depreciation and amortization during the same period of 2023.
For the three months ended June 30, 2024, our gross profit increased by $1.6 million from a $1.4 million gross loss for the three months ended June 30, 2023 to a $0.2 million gross profit during the current period. This increase in gross profit was primarily driven by increase in gross profit of $0.5 million in the Black Oil and Recovery segment and decrease in gross loss of $1.2 million in the Refining and Marketing segment.
Total operating expenses (excluding depreciation and amortization) decreased approximately $5.2 million for the three months ended June 30, 2024, compared to the same prior year’s period, which decrease was primarily driven by the reduction in business development costs at the corporate headquarters and professional services costs related to maintenance projects at the Mobile Refinery during the current period.
We had interest expense of $17.7 million for the three months ended June 30, 2024, compared to interest expense of $77.5 million for the three months ended June 30, 2023, a decrease of $59.8 million. This decrease was due to the accretion of Convertible Senior Note costs and interest expenses associated with the $79.9 million Convertible Senior Note exchange which closed on June 12, 2023 (as described in “Note 15. Financial Agreements, under the heading “Indenture and Convertible Senior Notes” of our Notes to Consolidated Financial Statements, included under “Item I Financial Statements”), offset by increased borrowing, accretion of deferred loan costs, and increase in interest expenses associated with Term Loan principal of $207.2 million as of June 30, 2024. The Term Loan principal was $152.1 million as of June 30, 2023.

We had an approximately $1.7 million gain on change in value of derivative liability for the three months ended June 30, 2024, in connection with the warrants granted in connection with the Term Loan, compared to a gain on change in the value of our derivative liability of $9.6 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the decrease in the average market price of our common stock during the second quarter of the prior year, compared to the decrease in the average market price of our common stock during the same period of the current year), and non-cash accounting adjustments in connection therewith.
We had loss from continuing operations of approximately $53.8 million for the three months ended June 30, 2024, compared to a loss from continuing operations of $84.8 million for the three months ended June 30, 2023, a decrease in loss from continuing operations of $30.9 million. The primary reason for the generation of net loss from continuing operations for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, are attributable to a reduction in interest expense of $59.8 million mainly due to the accretion of Convertible Senior Note costs and interest expenses associated with the $79.9 million Convertible Senior Note exchange which closed on June 12, 2023, and gain on change in derivative liability of $7.9 million related to the warrants issued in relation to the Term Loan, offset by loss from operations of $6.8 million and absence of income tax benefits for the current period that was present in the comparative period of $28.7 million.
Year to Data 2024 Compared to Year to Data 2023 Discussion
Comparability of consolidated results of operations between the six months ended June 30, 2024 and 2023, are affected by the operation of the RD unit, which started operation in May 2023, as well as a turnaround performed in the conventional Mobile Refinery unit during Q1 2024. See Refining and Marketing segment tables that segregate the impact of the Mobile Refinery for this period.
During the six months ended June 30, 2024, compared to the same period in 2023, we saw a decrease in the volume of products we manage through our facilities primarily due to the turnarounds performed in our facilities. In addition, we saw an increase in operating costs (inclusive of depreciation and amortization) on a per barrel basis for the six months ended June 30, 2024, as compared to the same period in 2023 due to the RD unit operation and increased price of direct material and indirect costs. Management of operating costs is critical to our ability to remain competitive in the marketplace, we continue to experience inflationary pressures across numerous cost categories. The key areas of impact are around transportation, labor, as well as fuel and energy related expenses.
During the six months ended June 30, 2024, total revenues increased approximately $19.4 million compared to the same period in 2023, which were primarily due to the increase in revenues from refined products and services in the Mobile refinery of $23.3 million, and from refined products, re-refined products, and services related to the Black Oil and Recovery segment of $13.1 million, offset by a decrease in revenues from the sale of Pygas and winding down of Crystal Energy (defined and discussed below) business of $19.3 million. The Mobile refinery revenues were higher during the current period compared to the prior period as a result of the RD unit being operational for the entire current period, when compared to the RD unit commencing the operations in May 2023.
During the six months ended June 30, 2024, total cost of revenues (exclusive of depreciation and amortization) increased approximately $44.2 million, which was primarily the result of an increase of $37.4 million (excluding cost of intercompany sales) from the Mobile Refinery and by a $5.5 million increase from the Black Oil & Recovery business, compared to the same period ended June 30, 2023. The main reasons for the increase in cost of revenues were the high crude oil and feedstock pricing and certain variable production and transportation costs. Our cost of revenues is affected by prices we pay for feedstocks and crude oil, inventory financing costs, and other operational costs at our facilities.
For the six months ended June 30, 2024, total depreciation and amortization expense attributable to cost of revenues was $16.8 million, compared to $11.0 million for the three months ended June 30, 2023, an increase of $5.8 million, mainly due to the RD unit operation in the current period of 2024, compared to no RD unit operations during the same period of 2023.
For the six months ended June 30, 2024, our gross profit decreased by $30.7 million from $66.1 million for the six months ended June 30, 2023 to $35.4 million during the current period. This decrease in gross profit was primarily driven by the decrease in gross profit at the Mobile Refinery as a result of a decreased crack spread during the period, and the gross loss associated with the operation of the RD unit. The Mobile Refinery unit gross profit decreased by $28.1 million for the current period compared to the prior period, and the RD unit gross loss increased by $9.3 million during the current period, which was offset by gross profit generated in other businesses, including $6.4 million in gross profit generated by the Black Oil and Recovery segment.

Total operating expenses (excluding depreciation and amortization) decreased approximately $7.4 million for the six months ended June 30, 2024, compared to the same prior year’s period, which decrease was primarily driven by the reduction in business development costs at the Corporate headquarters and professional services costs related to maintenance projects at the Mobile Refinery during the current period.
We had interest expense of $35.4 million for the six months ended June 30, 2024, compared to interest expense of $90.0 million for the six months ended June 30, 2023, a decrease of $54.6 million. This decrease was due to the accretion of Convertible Senior Note costs and interest expenses associated with the $79.9 million Convertible Senior Note exchange which closed on June 12, 2023 (as described in “Note 15. Financial Agreements, under the heading “Indenture and Convertible Senior Notes” of our Notes to Consolidated Financial Statements, included under “Item I Financial Statements”), offset by increased borrowing, accretion of deferred loan costs, and increase in interest expenses associated with Term Loan principal of $207.2 million as of June 30, 2024. The Term Loan principal was $152.1 million as of June 30, 2023.
We had an approximately $8.3 million gain on change in value of derivative liability for the six months ended June 30, 2024, in connection with the warrants granted in connection with the Term Loan, compared to a gain on change in the value of our derivative liability of $0.4 million in the prior year’s period. This change was mainly due to the fluctuation in the market price of our common stock (and more specifically the decrease in the market price of our common stock during the current period, compared to the increase in the same period of prior year), and non-cash accounting adjustments in connection therewith.
We had loss from continuing operations of approximately $71.7 million for the six months ended June 30, 2024, compared to a loss from continuing operations of $81.3 million for the six months ended June 30, 2023, a decrease in loss from continuing operations of $9.6 million. The primary reasons for the decrease in net loss from continuing operations for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, are attributable to a reduction in interest expense of $54.6 million due to the accretion of Convertible Senior Note costs and interest expenses associated with the $79.9 million Convertible Senior Note exchange which closed on June 12, 2023 and gain on change in derivative liability of $7.9 million related to the warrants issued in relation to the Term Loan, offset by loss from operations of $23.5 million and absence of income tax benefits for the current period that was present in the comparative period of $27.7 million.
Refining and Marketing Segment
Since April 1, 2022, the Refining and Marketing segment has generated most of its revenues from the sales of petroleum refined products processed at the Mobile Refinery. The Mobile Refinery processes crude oils into refined finished products which include gasolines, distillates including jet fuel, liquefied petroleum gases (LPGs), and other residual fuels such as VTBs, VGO, olefins, reformate and sulfur. We market these finished products across the southeastern United States through a high-capacity truck rack, together with deep and shallow water distribution points capable of supplying waterborne vessels. Most of the Mobile Refinery production is sold to Macquarie Energy North America Trading Inc (“Macquarie”), under our Inventory Financing Agreement. See “Note 10. Inventory Financing Agreements” of our Notes to Consolidated Financial Statements, included under “Item 1 Financial Statements”.
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

	Three Months Ended June 30,
	2024					2023
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues:
Refined products	$624,044	$68,752	$692,796	$14,826	$707,622	$624,499	$55,303	$679,802	$22,804	$702,606
Re-refined products	—	—	—	4,877	4,877	—	—	—	5,011	5,011
Services	2,296	2,208	4,504	—	4,504	3,612	190	3,802	—	3,802
Revenues	626,340	70,960	697,300	19,703	717,003	628,111	55,493	683,604	27,815	711,419
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	597,302	66,692	663,994	18,156	682,150	589,530	66,404	655,934	26,261	682,195
Variable production costs attributable to costs of revenues	19,671	12,182	31,853	—	31,853	28,686	77	28,763	—	28,763
Depreciation and amortization attributable to costs of revenues	2,960	3,933	6,893	52	6,945	3,351	2,018	5,369	199	5,568
Gross profit (loss)	6,407	(11,847)	(5,440)	1,495	(3,945)	6,544	(13,006)	(6,462)	1,355	(5,107)
Operating expenses
Selling general and administrative expense	15,942	8,934	24,876	581	25,457	23,299	7,076	30,375	2,594	32,969
Depreciation and amortization attributable to operating expenses	794	21	815	—	815	736	14	750	72	822
Total operating expenses	16,736	8,955	25,691	581	26,272	24,035	7,090	31,125	2,666	33,791
Income (loss) from operations	(10,329)	(20,802)	(31,131)	914	(30,217)	(17,491)	(20,096)	(37,587)	(1,311)	(38,898)
Other income (expenses)
Other income	—	—	—	—	—	—	—	—	—	—
Interest expense	(2,717)	(2,636)	(5,353)	—	(5,353)	(4,160)	(369)	(4,529)	—	(4,529)
Net income (loss)	$(13,046)	$(23,438)	$(36,484)	$914	$(35,570)	$(21,651)	$(20,465)	$(42,116)	$(1,311)	$(43,427)

Refining adjusted EBITDA *	$(2,989)	$(14,626)	$(17,615)	$966	$(16,649)	$(16,801)	$(11,406)	$(28,207)	$(1,015)	$(29,222)
Key performance indicators:
Fuel Gross Margin *	$34,974	$4,525	$39,499	$1,598	$41,097	$55,747	$(3,097)	$52,650	$1,529	$54,179
Adjusted Gross Margin*	$9,993	$(9,625)	$368	$1,495	$1,863	$3,147	$(6,348)	$(3,201)	$1,380	$(1,821)
Fuel Gross Margin Per Barrel of Throughput (1)*	$5.67	$16.08	$6.13	n/a	n/a	$8.03	$(13.66)	$16.17	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$1.62	$(34.21)	$0.06	n/a	n/a	$0.45	$(28.07)	$9.87	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$15.87	n/a	n/a	n/a	n/a	$23.61	n/a	$31.59	n/a	n/a
Operating Expenses Per Barrel of Throughput (3)	$2.59	$31.75	$3.86	n/a	n/a	$3.35	$31.23	$3.84	n/a	n/a
Variable Production Costs Per Barrel of Throughput (4)	$3.19	$43.30	$4.94	n/a	n/a	$4.13	$0.34	$3.31	n/a	n/a

	Six Months Ended June 30,
	2024					2023
Refining and Marketing Segment (in thousands)	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing	Conventional	Renewable	Total Mobile Refinery	Legacy Refining and Marketing	Total Refining and Marketing
Revenues:
Refined products	$1,187,486	$144,554	$1,332,040	$26,341	$1,358,381	$1,255,259	$55,303	$1,310,562	$45,086	$1,355,648
Re-refined products	—	—	—	8,744	8,744	—	—	—	9,365	9,365
Services	5,015	2,570	7,585	—	7,585	5,544	190	5,734	—	5,734
Revenues	1,192,501	147,124	1,339,625	35,085	1,374,710	1,260,803	55,493	1,316,296	54,451	1,370,747
Cost of revenues (exclusive of variable production costs and depreciation and amortization shown separately below)	1,097,744	142,540	1,240,284	32,343	1,272,627	1,132,356	66,404	1,198,760	51,995	1,250,755
Variable production costs attributable to costs of revenues	45,322	19,029	64,351	—	64,351	49,938	77	50,015	—	50,015
Depreciation and amortization attributable to costs of revenues	5,518	7,865	13,383	102	13,485	6,495	2,018	8,513	349	8,862
Gross profit (loss)	43,917	(22,310)	21,607	2,640	24,247	72,014	(13,006)	59,008	2,107	61,115
Operating expenses
Selling general and administrative expense	32,002	18,316	50,318	1,286	51,604	47,980	7,076	55,056	4,399	59,455
Depreciation and amortization attributable to operating expenses	1,566	42	1,608	—	1,608	1,472	14	1,486	144	1,630
Total operating expenses	33,568	18,358	51,926	1,286	53,212	49,452	7,090	56,542	4,543	61,085
Income (loss) from operations	10,349	(40,668)	(30,319)	1,354	(28,965)	22,562	(20,096)	2,466	(2,436)	30
Other income (expenses)
Other income	(685)	—	(685)	—	(685)	—	—	—	—	—
Interest expense	(5,172)	(4,928)	(10,100)	—	(10,100)	(8,036)	(369)	(8,405)	—	(8,405)
Net income (loss)	$4,492	$(45,596)	$(41,104)	$1,354	$(39,750)	$14,526	$(20,465)	$(5,939)	$(2,436)	$(8,375)

Refining adjusted EBITDA *	$30,121	$(25,012)	$5,109	$1,476	$6,585	$25,030	$(11,406)	$13,624	$(1,985)	$11,639
Key performance indicators:
Fuel Gross Margin *	$108,624	$8,355	$116,979	$2,950	$119,929	$159,548	$(3,097)	$77,477	$2,383	$79,860
Adjusted Gross Margin*	$56,605	$(14,561)	$42,044	$2,660	$44,704	$66,515	$(6,348)	$41,674	$2,065	$43,739
Fuel Gross Margin Per Barrel of Throughput (1)*	$9.06	$12.78	$9.25	n/a	n/a	$11.94	$(13.66)	$11.51	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput (1)*	$4.72	$(22.28)	$3.32	n/a	n/a	$4.98	$(28.07)	$4.43	n/a	n/a
USGC 2-1-1 Crack Spread Per Barrel (2)	$29.73	n/a	n/a	n/a	n/a	$27.59	n/a	n/a	n/a	n/a
Operating Expenses Per Barrel of Throughput (3)	$2.67	$28.03	$3.98	n/a	n/a	$3.59	$31.23	$4.05	n/a	n/a
Variable Production Costs Per Barrel of Throughput (4)	$3.78	$29.12	$5.09	n/a	n/a	$3.74	$0.34	$3.68	n/a	n/a
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
The following table shows average throughput and product yield at the Mobile Refinery for three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
	Conventional	Renewable	Total	Conventional	Renewable	Total	Conventional	Renewable	Total	Conventional	Renewable	Total
Refinery throughput (bpd)
Crude oil	67,758	—	67,758	76,330	—	76,330	65,911	—	65,911	73,843	—	73,843
Renewable feedstocks (1)	—	3,092	3,092	—	2,490	2,490	—	3,591	3,591	—	1,252	1,252
Total throughput	67,758	3,092	70,850	76,330	2,490	78,820	65,911	3,591	69,502	73,843	1,252	75,095

Refinery Yields (bpd)
Gasolines	15,642	—	15,642	17,812	—	17,812	15,160	—	15,160	16,774	—	16,774
Distillates	14,175	—	14,175	15,618	—	15,618	13,808	—	13,808	15,171	—	15,171
Jet fuel	14,848	—	14,848	13,570	—	13,570	13,722	—	13,722	13,182	—	13,182
Other (2)	24,684	—	24,684	29,828	—	29,828	24,056	—	24,056	27,983	—	27,983
Renewable diesel	—	3,082	3,082	—	2,208	2,208	—	3,543	3,543	—	1,110	1,110
Total yields	69,349	3,082	72,431	76,828	2,208	79,036	66,746	3,543	70,289	73,110	1,110	74,220

(1) The renewable diesel unit became operational on May 27, 2023. As discussed below, due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit and expected contribution from conventional fuel operations to be generated in the fourth quarter of 2024.
(2) Other includes intermediates and LPGs.
Second Quarter 2024 Compared to Second Quarter 2023 Discussion

    Our Refining and Marketing Segment includes our Mobile Refinery and Legacy Refining and Marketing. The RD unit of Mobile Refinery began operation in May 2023. Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service. We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from conventional fuel operations to be generated in the fourth quarter of 2024. For the Legacy Refining and Marketing, our Marine Fuel Service began operation in April 2023, through our wholly-owned subsidiary, Crystal Energy, LLC (“Crystal Energy”), a wholesale distributor of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment, which we decided to shut down in December 2023. These business changes significantly affected revenue and cost of revenue of our Refining and Marketing Segment during the three months ended June 30, 2024, compared to the same period of 2023.
Revenues from the Mobile Refinery were $697.3 million and 6.4 million barrels of hydrocarbon products were refined for the second quarter in 2024, compared to $683.6 million of revenue and 7.2 million barrels of hydrocarbon products being refined for the same period in 2023. The increase in revenues was primarily due to the operation of the RD unit during the current period when compared to the absence of such operation for the comparative period. The cost of revenues (exclusive of depreciation and amortization) from the Mobile Refinery increased $8.1 million and depreciation and amortization attributable to cost of revenues increased $1.5 million for the second quarter of 2024, compared to the same period in 2023, mainly due to the high cost of feedstock and variable production costs for operation of the RD unit during the current period when compared to the absence of such costs as a result of the RD unit not being live during the comparative period.
Gross loss for the Mobile Refinery decreased $1.0 million for three months ended June 30, 2024, compared to the prior year's period. This decrease in gross loss was primarily driven by increase in services revenues associated with the operation of the Mobile Refinery.
The Mobile Refinery had a $5.5 million decrease in operational expenses for the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily attributable to a reduction in professional services related to certain maintenance projects at the Mobile Refinery.
Legacy Refining and Marketing revenues decreased $8.1 million during the three months ended June 30, 2024, as compared to the same period in 2023. Cost of revenues (exclusive of depreciation and amortization) from the Legacy Refining and Marketing decreased $8.1 million for the second quarter in 2024 compared to the same period in 2023. The decreases in both revenue and cost of sales were mainly due to our wholly-owned subsidiary, Crystal Energy, LLC (“Crystal Energy”), a wholesale distributor of gasoline, blended gasoline, and diesel for use as engine fuel to operate automobiles, trucks, locomotives, and construction equipment, which we decided to shut down in December 2023, partially offset by the operations of our Marine Fuels division, which began operations in April 2023.

Our Legacy Refining and Marketing business had a $2.0 million decrease in operating expenses for the second quarter of 2024, as compared to the same period in 2023. The decrease in operating expenses was mainly due to Crystal Energy winding down operations in December 2023, partially offset by the operations of our Marine Fuels division, which began operations in April 2023.
Interest expense for the segment increased $0.8 million during the second quarter of 2024, as compared to the same period in 2023, mainly due to the interest expenses associated with draws of $108.7 million under our inventory financing arrangement during the second quarter of 2024 (see “Note 10. Inventory Financing Agreements” of our Notes to consolidated Financial Statements, included under “Item 1 Financial Statements”). The draws under the inventory financing arrangement were $107.9 million during the second quarter of 2023.

Year to Date 2024 Compared to Year to Date 2023 Discussion
    Revenues from the Mobile Refinery were $1,339.6 million and 12.6 million barrels of hydrocarbon products were refined for the six months ended June 30, 2024, compared to $1,316.3 million of revenue and 13.6 million barrels of hydrocarbon products being refined for the same period in 2023. The increase in revenues was primarily due to the increase in operation of the RD unit during the current period when compared to the absence of such operation for the comparative period. The cost of revenues (exclusive of depreciation and amortization) from the Mobile Refinery increased $55.9 million and depreciation and amortization attributable to cost of revenues increased $4.9 million for the six months ended June 30, 2024, compared to the same period in 2023, mainly due to the high cost of feedstock for operation of the RD unit during the current period when compared to the absence of such costs as a result of the RD unit not being live during the comparative period.
Gross profit for the Mobile Refinery decreased $37.4 million for the six months ended June 30, 2024. This decrease in gross profit was primarily driven by a decreased crack spread during the period, and the gross loss associated with the operation of the RD unit.

The Mobile Refinery had a $4.7 million decrease in operating expenses for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily attributable to a reduction in professional services related to certain maintenance projects at the refinery.
Legacy Refining and Marketing revenues decreased $19.4 million during the six months ended June 30, 2024, as compared to the same period in 2023. Cost of revenues (exclusive of depreciation and amortization) from the Legacy Refining and Marketing decreased $19.7 million for the six months ended June 30, 2024 compared to the same period in 2023. The decreases in both revenue and cost of sales were mainly due to Crystal Energy winding down operations in December 2023, partially offset by the operations of our Marine Fuels division, which began operations in April 2023.
Our Legacy Refining and Marketing business had a $3.1 million decrease in operating expenses for six months ended June 30, 2024, as compared to the same period in 2023. The decrease in operating expenses was mainly due to Crystal Energy winding down operations in December 2023, partially offset by the operations of our Marine Fuels division, which began operations in April 2023.
Interest expense for the segment increased $1.7 million during the six months ended June 30, 2024, as compared to the same period in 2023, mainly due to the interest expenses associated with the draws under our $108.7 million of inventory financing principal during the six months ended June 30, 2024. The draws under the inventory financing principal were $107.9 million during the six months ended June 30, 2023.
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
We operate a refining facility in Baytown, Texas that houses our proprietary Thermal Chemical Extraction Process (“TCEP”), and we also utilize third-party processing facilities. TCEP is designed to pre-treat used oil feedstock; prior to shipping to our facility in Marrero, Louisiana, where we re-refine used motor oil and produce VGO, which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process, as well as to the marine fuels market. We also operate a re-refining complex located in Belle Chasse, Louisiana (the “Myrtle Grove facility”). This facility includes ground storage tanks with over 8.6 million gallons of storage capacity. These assets are used by both the Black Oil and Recovery and Refining and Marketing segments. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.
We also operate a generator solutions company for the proper recovery and management of hydrocarbon streams and other petroleum-based products, together with the recovery, processing and sale of ferrous and non-ferrous recyclable metal(s) products that are recovered from manufacturing and consumption.
The Black Oil and Recovery Segment includes our used motor oil business (the “UMO Business”), which includes all property and assets owned by Vertex OH, including inventory associated with the Heartland Refinery, and all real and leased property and permits owned by Vertex OH, and all used motor oil collection and recycling assets and operations owned by Vertex OH (collectively with the Heartland Refinery, the “Heartland Assets and Operations”), which is presented as discontinued operations. Refer to “Note 22. Discontinued Operations” of our Condensed Notes to Consolidated Financial Statements, included under “Item 1. Financial Statements”.

The table below shows the operating results of Black Oil and Recovery Segment for the three and six months ended June 30, 2024 and 2023, including revenues by product (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Black Oil and Recovery	2024	2023	Variance	2024	2023	Variance
Revenues
Refined products:
Other refinery products (1)	$26,682	$21,797	$4,885	$58,406	$51,220	$7,186
Re-refined products:
Metals (2)	3,880	3,027	853	7,322	6,440	882
Other re-refined products (3)	1,466	509	957	3,239	1,507	1,732
Services:
Oil collection services	2,922	552	2,370	4,624	1,264	3,360
Total Revenues	34,950	25,885	9,065	73,591	60,431	13,160
Cost of revenues (exclusive of depreciation and amortization shown separately below)	29,091	23,263	5,828	59,172	53,681	5,491
Depreciation and amortization attributable to costs of revenues	1,668	1,062	606	3,314	2,105	1,209
Gross profit	4,191	1,560	2,631	11,105	4,645	6,460
Operating expenses
Selling general and administrative expense	5,327	4,504	823	10,724	9,303	1,421
Depreciation and amortization attributable to operating expenses	72	38	34	144	76	68
Total operating expenses	5,399	4,542	857	10,868	9,379	1,489
Income (loss) from operations	(1,208)	(2,982)	1,774	237	(4,734)	4,971
Other income (expenses)
Other income (expenses)	(56)	(499)	443	(415)	1,156	(1,571)
Interest expense	(141)	(28)	(113)	(237)	(85)	(152)
Net loss	$(1,405)	$(3,509)	$2,104	$(415)	$(3,663)	$3,248
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
Second Quarter 2024 to Second Quarter 2023 Highlights:
Revenue from operations for our Black Oil and Recovery Segment increased $9.1 million for the three months ended June 30, 2024, compared to 2023, due to increases in commodity prices and higher sales volumes. The total volumes of finished refinery products sold through our primary refining facility at Marrero, Louisiana, increased by 51% during the comparative period.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment increased $5.8 million for the three months ended June 30, 2024, compared to 2023, primarily due to an increase in variable costs and higher feedstock prices.
The total loss from operations from the Black Oil and Recovery Segment was $1.2 million for the three months ended June 30, 2024, which decreased $1.8 million compared to the same period ended June 30, 2023, primarily due to an increase in revenues from VGO, re-refined products, and oil collection services.
Year to Date 2024 to Year to Date 2023 Highlights:
Revenue from operations for our Black Oil and Recovery Segment increased $13.2 million for the six months ended June 30, 2024, compared to 2023, due to increases in commodity prices and higher sales volumes. The total volumes of finished refinery products sold through our primary refining facility at Marrero, Louisiana, increased by 34% during the comparative period.
Cost of revenues (exclusive of depreciation and amortization) for our Black Oil and Recovery Segment increased $5.5 million for the six months ended June 30, 2024, compared to 2023, primarily due to increase in variable costs and higher feedstock prices.
The total income from operations from the Black Oil and Recovery Segment was $0.2 million for the six months ended June 30, 2024, which increased $5.0 million compared to the same period ended June 30, 2023, primarily due to increase in revenues from VGO, re-refined products, and oil collection services.

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
Fuel Gross Margin
Fuel Gross Margin is defined as Adjusted Gross Margin plus or minus operating expenses and depreciation attributable to cost of revenues and other non-fuel items included in costs of revenues including realized gain or losses on hedging activities, Renewable Fuel Standard (RFS) costs (mainly related to Renewable Identification Numbers (RINs)), fuel financing costs and other revenues and cost of sales items.
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
The following tables reconcile GAAP gross profit (loss) to Adjusted Gross Margin, Fuel Gross Margin, Fuel Gross Margin per Barrel of Throughput, Adjusted Gross Margin per Barrel of Throughput and Refining Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,
	2024					2023
	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$6,407	$(11,847)	$(5,440)	$1,495	$(3,945)	$6,544	$(13,006)	$(6,462)	$1,355	$(5,107)
Unrealized (gain) loss on hedging activities	353	(302)	51	—	51	849	2,913	3,762	25	3,787
Inventory valuation adjustments	3,233	2,524	5,757	—	5,757	(4,246)	3,745	(501)	—	(501)
Adjusted Gross Margin	9,993	(9,625)	368	1,495	1,863	3,147	(6,348)	(3,201)	1,380	(1,821)
Variable production costs included in cost of revenues	19,671	12,182	31,853	—	31,853	28,686	77	28,763	—	28,763
Depreciation and amortization attributable to costs of revenues	2,960	3,933	6,893	52	6,945	3,351	2,018	5,369	199	5,568
RFS expense (mainly RINs)	9,099	—	9,099	—	9,099	25,410	—	25,410	—	25,410
Realized loss on hedging activities	(56)	158	102	51	153	(1,150)	1,288	138	(50)	88
Financing costs	(4,397)	85	(4,312)	—	(4,312)	(87)	58	(29)	—	(29)
Other revenues	(2,296)	(2,208)	(4,504)	—	(4,504)	(3,610)	(190)	(3,800)	—	(3,800)
Fuel Gross Margin	$34,974	$4,525	$39,499	$1,598	$41,097	$55,747	$(3,097)	$52,650	$1,529	$54,179

Throughput (bpd)	67,758	3,092	70,850	n/a	n/a	76,330	2,490	78,820	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$5.67	$16.08	$6.13	n/a	n/a	$8.03	$(13.66)	$16.17	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$1.62	$(34.21)	$0.06	n/a	n/a	$0.45	$(28.07)	$9.87	n/a	n/a

Net income (loss)	$(13,046)	$(23,438)	$(36,484)	$914	$(35,570)	$(21,651)	$(20,465)	$(42,116)	$(1,311)	$(43,427)
Unrealized gain (loss) on hedging activities	353	(302)	51	—	51	849	2,913	3,762	25	3,787
Depreciation and amortization	3,754	3,954	7,708	52	7,760	4,087	2,032	6,119	271	6,390
Interest expenses	2,717	2,636	5,353	—	5,353	4,160	369	4,529	—	4,529
Inventory valuation adjustment	3,233	2,524	5,757	—	5,757	(4,246)	3,745	(501)	—	(501)
Refining Adjusted EBITDA	$(2,989)	$(14,626)	$(17,615)	$966	$(16,649)	$(16,801)	$(11,406)	$(28,207)	$(1,015)	$(29,222)

	Six Months Ended June 30,
	2024					2023
	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing	Conventional	Renewable	Mobile Refinery Total	Legacy Refining and Marketing	Total Refining and Marketing
Gross profit (loss)	$43,917	$(22,310)	$21,607	$2,640	$24,247	$72,014	$(13,006)	$59,008	$2,107	$61,115
Unrealized (gain) loss on hedging activities	(202)	632	430	20	450	279	2,913	3,192	(42)	3,150
Inventory valuation adjustments	12,890	7,117	20,007	—	20,007	(5,778)	3,745	(2,033)	—	(2,033)
Adjusted Gross Margin	56,605	(14,561)	42,044	2,660	44,704	66,515	(6,348)	60,167	2,065	62,232
Variable production costs included in cost of revenues	45,322	19,029	64,351	—	64,351	49,938	77	50,015	—	50,015
Depreciation and amortization attributable to costs of revenues	5,518	7,865	13,383	102	13,485	6,495	2,018	8,513	349	8,862
RFS expense (mainly RINs)	8,242	—	8,242	—	8,242	41,525	—	41,525	—	41,525
Realized loss on hedging activities	2,521	(1,625)	896	188	1,084	(1,589)	1,288	(301)	(31)	(332)
Financing costs	(4,569)	217	(4,352)	—	(4,352)	2,208	58	2,266	—	2,266
Other revenues	(5,015)	(2,570)	(7,585)	—	(7,585)	(5,544)	(190)	(5,734)	—	(5,734)
Fuel Gross Margin	$108,624	$8,355	$116,979	$2,950	$119,929	$159,548	$(3,097)	$156,451	$2,383	$158,834

Throughput (bpd)	65,911	3,591	69,502	n/a	n/a	73,843	1,252	75,095	n/a	n/a
Fuel Gross Margin Per Barrel of Throughput	$9.06	$12.78	$9.25	n/a	n/a	$11.94	$(13.66)	$11.51	n/a	n/a
Adjusted Gross Margin Per Barrel of Throughput	$4.72	$(22.28)	$3.32	n/a	n/a	$4.98	$(28.07)	$4.43	n/a	n/a

Net income (loss)	$4,492	$(45,596)	$(41,104)	$1,354	$(39,750)	$14,526	$(20,465)	$(5,939)	$(2,436)	$(8,375)
Unrealized gain on hedging activities	(202)	632	430	20	450	279	2,913	3,192	(42)	3,150
Depreciation and amortization	7,084	7,907	14,991	102	15,093	7,967	2,032	9,999	493	10,492
Interest expenses	5,172	4,928	10,100	—	10,100	8,036	369	8,405	—	8,405
Inventory valuation adjustment	12,890	7,117	20,007	—	20,007	(5,778)	3,745	(2,033)	—	(2,033)
(Gain) loss on sale of assets	685	—	685	—	685	—	—	—	—	—
Refining Adjusted EBITDA	$30,121	$(25,012)	$5,109	$1,476	$6,585	$25,030	$(11,406)	$13,624	$(1,985)	$11,639

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

As of June 30, 2024, the Company has evaluated its ability to continue as a going concern. Management has considered various factors, including historical operating results, liquidity, financial condition, and other relevant conditions and events. Based on this evaluation, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year of the financial statement issuance date primarily due to the Term Loan maturing on April 1, 2025. Management's plans to mitigate the going concern risk include current efforts to refinance the debt of the Company with a new lender group, and the various efforts underway to reduce and minimize costs throughout the organization. In summary, we believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. However, there can be no assurance that these plans will be successful. If we are unable to refinance our Term Loan or raise sufficient funding to repay such Term Loan in the future, we may be forced to sell assets, reduce and restructure our business operations, or enter bankruptcy.

We had total assets of approximately $772.4 million as of June 30, 2024, compared to $854.6 million at December 31, 2023. The decrease was mainly due to the decrease of the right of use assets that were acquired via operating lease and financing leases, and decreases in inventory, prepaid expenses and other current assets during the six months ended June 30, 2024.
We had total current liabilities of approximately $494.6 million as of June 30, 2024, compared to $328.8 million at December 31, 2023. The increase in current liabilities is primarily driven by the reclassification of the term loan net balance of $197.2 million from long-term liability to current liability based on its maturity date of April 1, 2025. We had total liabilities of $642.8 million as of June 30, 2024, compared to total liabilities of $654.2 million as of December 31, 2023. The decrease in current liabilities was primarily driven by a decrease in operating and finance lease liability balances.
We had a working capital deficit of approximately $218.2 million as of June 30, 2024, compared to working capital of $23.2 million as of December 31, 2023. The decrease in working capital from December 31, 2023, to June 30, 2024, is primarily driven by the reclassification of the term loan net balance of $197.2 million from long-term liability to current liability based on its maturity date of April 1, 2025.
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
Cash Flows from Operating, Investing and Financing Activities
Our current near-term plans include continuing to transition the majority of our assets and operations towards our strategy of becoming a leading pure-play energy transition company. The Mobile Refinery, which has a long track record of safe, reliable operations and consistent financial performance, has, effective on April 1, 2022, upon the closing of the acquisition, become our flagship refining asset.
The renewable diesel unit was commissioned on April 28, 2023, and on May 27, 2023, the Mobile Refinery began processing soybean oil into renewable diesel. The capital project modified the Mobile Refinery’s existing hydrocracking unit to produce renewable diesel fuel on a standalone basis. The refinery commenced production of approximately 8,000 - 10,000 barrels per day (bpd) of renewable diesel in the second quarter of 2023, with production volumes able to ramp up to approximately 14,000 bpd. As previously discussed, due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit and expect contribution from conventional fuel operations to be generated in the fourth quarter of 2024.
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

Cash flows for the six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning cash, cash equivalents and restricted cash	$80,573	$146,187
Net cash provided by (used in):
Operating activities	(20,425)	(111,503)
Investing activities	(23,412)	(15,805)
Financing activities	(17,873)	33,256
Net decrease in cash, cash equivalents and restricted cash	(61,710)	(94,052)
Ending cash, cash equivalents and restricted cash	$18,863	$52,135

The analysis of cash flow activities below and the table above, is combined for both continued and discontinued operations, whereas the consolidated statement of cash flows included in this report includes only cash flow information for our continued operations.

Our current primary sources of liquidity are cash generated from operations, and cash flows from borrowing.

Net cash used in operating activities was approximately $20.4 million for the six months ended June 30, 2024, as compared to net cash used of $111.5 million in 2023. The primary reason for the decrease in cash used in operating activities for the six month period ended June 30, 2024, compared to the same period in 2023, was due to the loss from operations generated from the RD unit during the current period mainly due to higher feedstock prices related to the inventory used in production and variable productions costs when compared to the loss from operations generated from the RD unit as a result of the unit being operational only beginning in May 2023 during the comparative period.

Investing activities used cash of approximately $23.4 million for the six months ended June 30, 2024, as compared to using cash of $15.8 million during the corresponding period in 2023, due to less cash being used during the prior period mainly as a result of the sale of the Heartland Assets and Operations on February 1, 2023, compared to fixed assets purchased for the Mobile Refinery during the current period.

Financing activities used cash of approximately $17.9 million for the six months ended June 30, 2024, as compared to providing cash of $33.3 million during the corresponding period in 2023. Financing activities for the six months ended June 30, 2024, mainly comprised of principal payments for various short term notes of $13.1 million and $32.6 million of cash used for inventory financing arrangements, offset by $29.0 million of proceeds from note payable. Financing activities for the six months ended June 30, 2023, mainly comprised of the cash provided from inventory financing arrangements of $43.7 million, offset by net payment on notes payable of $11.3 million.

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
At June 30, 2024, the Company had one variable-rate term loan outstanding.
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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2024, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2023 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2023), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to maintain our relationships with Shell, Macquarie, Matheson and Idemitsu;
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
Due to the significant macroeconomic headwinds over the past 12 months, many of which we believe will continue to occur over the next 18 to 36 months, we have decided to strategically pause our renewable diesel business and pivot to producing conventional fuels from the hydrocracker unit. We plan to reconfigure the hydrocracker in conjunction with a planned turnaround on the unit. In the future, based on the economics and macro conditions, we will optimize our hydrocracker capacity between conventional and renewables service (the "Optimization"). We believe this flexibility to produce based on market demand materially enhances our unit’s long-term value potential. Our engineering and operations teams have worked diligently to preserve our optionality for the unit and not degrade our ability to produce conventional products. During the second quarter of 2024, the Company completed running all renewable feedstock and began optimizing the Mobile Refinery hydrocracker capacity from renewable diesel to conventional fuels with expected contribution from conventional fuel operations to be generated in the fourth quarter of 2024.
The occurrence of significant unforeseen conditions or events in connection with the Optimization may make the Optimization more expensive, prevent us from completing the Optimization, delay the completion of the Optimization or require us to reexamine our business model. Construction costs for the Optimization may also increase to a level that would make such Optimization too expensive to complete or unprofitable to operate, due to increases in material, labor, inflation, changing commodity pricing, operational expenses or otherwise. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, or issues associated with planned capital projects, including cost overruns and unforeseen delays, and have already delayed the completion of the project once due to supply constraints, any of which could prevent us from timely completing the Optimization. Any of the above may result in a material adverse change to our financial results and cash flows. In the event the Company determines that the renewable diesel unit is unprofitable to operate, we may be unable to recoup the costs of the Optimization, and may face liabilities in the event we terminate, or unable to fulfil, material agreements associated therewith.
We will need to raise additional capital in the future to satisfy outstanding liabilities and our ability to obtain the necessary funding is uncertain, which raises substantial doubt about our ability to continue as a going concern.
We will need to raise additional funding or refinance our Term Loan in the future, which we owe $207.2 million under as of the date of this filing, and which is due on April 1, 2025. We may also need to raise additional funding to meet the requirements of the terms and conditions of our outstanding Convertible Senior Notes, including to pay interest and principal thereon, we anticipate needing to raise additional funding in the future to repay the Term Loan, and/or we may need to raise additional funding in the future to support our operations, complete capital projects, complete acquisitions and grow our operations. Such funds may not be available when needed or may not be available on favorable terms. If we raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. Additionally, the terms of future debt funding may require us to issue convertible or other securities with nominal exercise prices, similar to the July 2024 Warrants, which may cause significant dilution to existing stockholders. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding debts and/or redeem our Senior Convertible Notes (pursuant to their terms), or complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected, and we could be forced to seek bankruptcy protection which could cause the value our securities to decline in value or become worthless. Future funding may not be available on favorable terms, if at all. The terms of any new credit or debt agreement we enter into in the future to refinance or repay the Term Loan may be on less favorable terms, require additional, or more, restrictive covenants, and may further restrict our ability to operate.

As of June 30, 2024, the Company has evaluated its ability to continue as a going concern. Management has considered various factors, including historical operating results, liquidity, financial condition, and other relevant conditions and events. Based on this evaluation, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the financial statement issuance date primarily due to the Term Loan maturing on April 1, 2025.
On July 24, 2024, the Company entered into a seventh amendment to the Loan and Security Agreement to obtain a term loan in the amount of $20 million. Effective on July 24, 2024, the Company, pursuant to requirements of the Loan and Security Agreement, appointed Seth Bullock as Chief Restructuring Officer (“CRO”). Management’s plans to mitigate the going concern risk include current efforts to refinance the debt of the Company, and the various efforts underway to reduce and minimize costs throughout the organization, including possible restructuring of various businesses. In addition, the Company believes it has the ability, if necessary, to raise additional capital through the capital equity markets. However, there can be no assurance that these plans will be successful.
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

As of the date of the filing, we had (i) 3 million shares of our common stock issuable upon exercise of outstanding options, at a weighted average exercise price of $2.80 per share; (ii) outstanding warrants to purchase 3.8 million shares of common stock at an exercise price of $3.00 per share; (iii) outstanding warrants to purchase 0.5 million shares of common stock at an exercise price of $1.288per share; (iv) outstanding warrants to purchase 2.6 million shares of common stock at an exercise price of $0.01 per share; and (v) outstanding Convertible Senior Notes which may be converted into a maximum of 3.6 million shares of common stock, based on the initial maximum conversion rate of 233.6449 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which are subject to customary and other adjustments described in the Indenture governing the Convertible Senior Notes. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

A total of 2.6 million outstanding warrants have a term through April 1, 2027, a total of 0.2 million outstanding warrants have a term through November 26, 2027, and a total of 1.0 million outstanding warrants have a term through December 28, 2028, each of which have an exercise price of $3.00 per share; a total of 0.5 million warrants have a term through December 28, 2028, and an exercise price of $1.288 per share; and a total of 2.6 million outstanding warrants have a term through July 24, 2029, and an exercise price of $0.01 per share. All of the warrants include weighted average anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the warrant agreements evidencing such warrants, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the warrants upon the occurrence of such event, as described in greater detail in the warrant agreements, and increases the number of shares of common stock issuable upon exercise of the warrants, such that the aggregate exercise price of all outstanding warrants remains the same before and after any such dilutive event. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the warrants combined with a significant increase in the number of shares of common stock issuable upon exercise thereof, which could result in significant dilution to existing shareholders.

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

We face significant penalties and damages in the event registration statements registering the resale of the shares of common stock issuable upon exercise of the outstanding warrants are not available for the sale of such shares.

In connection with the grant of the warrants, the Company and the holders of such warrants entered into a Registration Rights Agreements. Under the Registration Rights Agreements, the Company agreed to use commercially reasonable efforts to file a registration statement with the SEC, for purposes of registering the resale of the shares of common stock issuable upon exercise of the Warrants, including in connection with the June 2024 Warrants and July 2024 Warrants, by August 23, 2024. The Company also agreed to use commercially reasonable efforts to cause the SEC to declare the Registration Statement effective as soon as practicable and no later than 45 days following the filing of the Registration Statement; provided, that such date is extended until 105 days after the filing date if the initial Registration Statement is reviewed by the staff of the Commission. We also have certain prior registration statements which we have filed to register the shares of common stock issuable upon exercise of the prior warrants which are now effective.

The Registration Rights Agreements also provide the holders of the warrants certain piggyback and demand registration rights (including pursuant to an underwritten offering, in the event the gross proceeds from such underwritten offering are expected to exceed $35 million).

If, we do not obtain timely effectiveness of the registration statement we are required to file to register the resale of the shares of common stock issuable upon exercise of the June 2024 Warrants and July 2024 Warrants, or subject to certain limited exceptions described in the Registration Rights Agreements, during the period commencing on the effective date of the Registration Statements and ending on the earlier of the date when there are no registrable securities or the third anniversary of the effective date of the Registration Statements, a registration statement is not continuously effective to allow the sale of the shares underlying the warrants, for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days (which need not be consecutive) during any 12-month period, then, in addition to any other rights such holder of warrants may have under the Registration Rights Agreements or applicable law, (x) on the first such applicable default date, the Company is required to pay to such holder of a Warrant an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the fair market value (such fair market value calculated as required under the Registration Rights Agreements) of the registrable securities held by such holder (the “1% Penalty”), and (y) on each monthly anniversary of such default date until all applicable defaults have been cured, shall pay the 1% Penalty, subject to a maximum penalty of 10% of the fair market value of the registrable securities held by each applicable holder of warrants (such fair market value calculated as required under the Registration Rights Agreements).

The Company has agreed, among other things, to indemnify the holders of the warrants and their affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreements.

In the event the required registration statement is not declared effective timely, the Registration Statements are suspended or terminated, or we otherwise fail to meet certain requirements set forth in the Registration Rights Agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

Item 2. Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2024, and from the period from July 1, 2024, to the filing date of this report which have not been disclosed in a Current Report on Form 8-K.
Use of Proceeds from Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.
(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
4.1	Warrant Agreement, dated June 25, 2024, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K/A	4.1	7/18/2024	001-11476
4.2	Warrant Agreement, dated July 24, 2024, by and among Vertex Energy, Inc. and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.2	7/24/2024	001-11476
10.1%	Limited Consent dated March 28, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., certain direct and indirect subsidiaries of Vertex Energy Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		10-Q/A	10.3	5/17/2024	001-11476
10.2%	Limited Consent dated March 28, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy Inc., certain direct and indirect subsidiaries of Vertex Energy Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		10-Q/A	10.4	5/17/2024	001-11476
10.3%£	Amendment No. 4 to Supply and Offtake Agreement dated and effective May 17, 2024, between Vertex Refining Alabama LLC, Vertex Energy, Inc., Vertex Renewables Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.1	5/22/2024	001-11476
10.4	Limited Consent and Waiver dated May 23, 2024, by and among Vertex Refining Alabama LLC, Vertex Energy, Inc., the subsidiaries of Vertex Energy, Inc., party thereto, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		8-K	10.4	6/17/2024	001-11476
10.5	Limited Consent and Partial Lien Release dated May 24, 2024, by and among Vertex Refining Alabama LLC, Vertex Energy, Inc., the subsidiaries of Vertex Energy, Inc., party thereto, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		8-K	10.5	6/17/2024	001-11476
10.6	Limited Consent dated June 11, 2024, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.2	6/17/2024	001-11476
10.7	Omnibus Amendment and Waiver dated June 3, 2024, by and among Vertex Refining Alabama LLC, Vertex Energy, Inc., the subsidiaries of Vertex Energy, Inc., party thereto, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		8-K	10.6	6/17/2024	001-11476
10.8%	Second Amended and Restated Intercreditor Agreement originally dated as of April 1, 2022, and as amended and restated as of May 26, 2023 and June 3, 2024, among Cantor Fitzgerald Securities, as the Term Loan Agent, Macquarie Energy North America Trading Inc., as the Intermediation Facility Secured Party, Vertex Refining Alabama LLC, as the Company, and the other acknowledging affiliates party thereto		8-K	10.1	6/17/2024	001-11476
10.9	Limited Consent dated June 11, 2024, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.2	6/17/2024	001-11476
10.10	Limited Consent dated June 11, 2024, by and among Vertex Refining Alabama LLC, Vertex Energy, Inc., the subsidiaries of Vertex Energy, Inc., party thereto, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		8-K	10.3	6/17/2024	001-11476

10.11	Limited Consent, dated June 18, 2024, by and among Vertex Refining Alabama LLC, Vertex Energy, Inc., the subsidiaries of Vertex Energy, Inc. party thereto, Cantor Fitzgerald Securities, as agent under the Loan Agreement and the Lenders party thereto		8-K	10.1	6/20/2024	001-11476
10.12	Limited Consent, dated June 18, 2024, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.2	6/20/2024	001-11476
10.13%	Amendment Number Six to Loan and Security Agreement, dated June 25, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	6/28/2024	001-11476
10.14	Registration Rights Agreement, dated June 25, 2024, between Vertex Energy, Inc. and each of the Holders party thereto		8-K	10.2	6/28/2024	001-11476
10.15	Third Limited Consent, dated June 25, 2024, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.3	6/28/2024	001-11476
10.16%	Amendment Number Seven to Loan and Security Agreement, dated July 24, 2024, by and among Vertex Refining Alabama LLC, as borrower, Vertex Energy, Inc., as parent and as a guarantor, certain direct and indirect subsidiaries of Vertex Energy, Inc., as guarantors, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders		8-K	10.1	7/24/2024	001-11476
10.17	Registration Rights Agreement, dated July 24, 2024, between Vertex Energy, Inc. and each of the Holders party thereto		8-K	10.2	7/24/2024	001-11476
10.18	Fourth Limited Consent, dated July 24, 2024, between Vertex Refining Alabama LLC and Macquarie Energy North America Trading Inc.		8-K	10.3	7/24/2024	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set*	X

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

VERTEX ENERGY, INC.

Date: August 7, 2024	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)